Form 10-Q
period 2014-09-30
Shell Midstream Partners, L.P.
filed 2014-12-09
CIK 1610466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36710

Shell Midstream Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	46-5223743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Shell Plaza, 910 Louisiana Street, Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

(713) 241-6161

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

* The registrant became subject to such requirements on October 28, 2014 and it has filed all reports required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 67,475,068 common units and 67,475,068 subordinated units outstanding as of December 9, 2014.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Explanatory Note

Shell Pipeline Company LP (“SPLC”), a subsidiary of Shell Oil Company, wholly owned a crude oil pipeline system from Houston, Texas to Houma, Louisiana (“Ho-Ho”). In anticipation of an initial public offering (“IPO”) of common units by Shell Midstream Partners, L.P. (the “Partnership”), SPLC formed Zydeco Pipeline Company LLC (“Zydeco”), a Delaware limited liability company, and on July 1, 2014 SPLC contributed the fixed assets and certain agreements relating to Ho-Ho and other related fixed assets of SPLC to Zydeco.

On November 3, 2014 (the “Completion Date”), the Partnership completed its IPO transaction as discussed in Note 2 — Initial Public Offering of the accompanying footnotes of the Zydeco Pipeline Company LLC/ Ho-Ho Predecessor financial statements.  SPLC contributed a portion of its ownership interest in Zydeco and other joint ventures to the Partnership in exchange for general partner and limited partner interests in the Partnership, incentive distribution rights, and a cash distribution of $911.7 million.  The Partnership controls Zydeco for accounting purposes and therefore will consolidate Zydeco’s results of operations.

The historical financial information contained in this report relates to periods that ended prior to the Completion Date. References to “Shell Midstream Partners," "the Partnership," "us," "our," "we," or similar expressions for time periods prior to June 30, 2014 refer to Ho-Ho, "our Predecessor," for accounting purposes.  For the time period from July 1, 2014 to prior to the Completion Date, these terms refer to Zydeco, “our Predecessor,” for accounting purposes.  Consequently, the unaudited condensed combined financial statements of Zydeco Pipeline Company LLC/ Ho-Ho Predecessor and related discussion of the financial condition and results of operations contained in this report pertain to our Predecessor.

While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of our Predecessor may not be indicative of the financial results that will be reported by us for periods subsequent to the Completion Date. The information contained in this report should be read in conjunction with the information contained in (i) our prospectus dated October 29, 2014 filed with the SEC in connection with the IPO and (ii) our Current Reports on Form 8-K filed with the SEC on November 21, 2014.

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED BALANCE SHEETS

	September 30,	May 31,
	2014	2014

ASSETS
Cash	$—	$—
Total Assets	$—	$—
PARTNER'S CAPITAL
Limited Partner	$—	$—
General Partner	$—	$—
Total Partner's Capital	$—	$—

The accompanying notes are an integral part of the financial statement.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO UNAUDITED BALANCE SHEETS

1.  Description of Business

Shell Midstream Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed on March 19, 2014 by Shell Midstream Partners GP LLC (the “General Partner”) and Shell Midstream LP Holdings LLC (the “Limited Partner”), each of which are direct wholly owned subsidiaries of Shell Pipeline Company LP. On March 19, 2014, each of the General Partner and the Limited Partner agreed to contribute $50 to the Partnership in cash. Such contribution had not been made as of September 30, 2014. There have been no other transactions involving the Partnership as of September 30, 2014.

2.  Subsequent Events

On November 3, 2014, the Partnership completed its initial public offering of 46,000,000 common units representing limited partner interests at a price to the public of $23.00 per unit, which included 6,000,000 common units issued pursuant to the exercise of the underwriters' over-allotment option. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the SEC and was declared effective on October 28, 2014. On October 29, 2014, Shell Midstream Partners, L.P. common units began trading on the New York Stock Exchange under the symbol “SHLX.”

In connection with its initial public offering, the Partnership entered into a $300.0 million senior unsecured revolving credit facility agreement (the “Revolver”) with Shell Treasury Center (West) Inc., an affiliate of Royal Dutch Shell plc (“RDS” or “Shell”). The Revolver provides for customary covenants for comparable commercial borrowers and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; and cross-payment default (due to indebtedness in excess of a threshold amount). Borrowings under this agreement bear interest, at either (i) the LIBOR rate (as defined in the Revolver), plus a margin; or (ii) the sum of an alternate Screen Rate (as defined in the Revolver), plus a margin. The agreement also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date the Partnership entered into the agreement. The Revolver matures in October 2019. As of December 9, 2014, there was no outstanding balance.

ZYDECO PIPELINE COMPANY LLC / HO-HO PREDECESSOR

UNAUDITED CONDENSED COMBINED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(in millions of dollars)
		(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$21.9	$—
Accounts receivable - third parties, net	8.8	4.8
Accounts receivable - related parties	13.5	11.9
Allowance oil	7.3	10.0
Prepaid expenses and other current assets	—	2.0
Total current assets	51.5	28.7
Property, plant and equipment, net	269.3	223.5
Total assets	$320.8	$252.2
LIABILITIES
Current liabilities
Accounts payable - third parties	$0.1	$8.4
Accounts payable - related parties	4.9	—
Deferred revenue - third parties	6.9	—
Deferred revenue - related parties	2.9	—
Accrued liabilities - third parties	2.2	29.3
Accrued liabilities - related parties	0.4	—
Total current liabilities	17.4	37.7
Commitments and Contingencies (Note 8)
NET PARENT INVESTMENT
Net parent investment	303.4	214.5
Total liabilities and net parent investment	$320.8	$252.2

The accompanying notes are an integral part of the condensed combined financial statements.

ZYDECO PIPELINE COMPANY LLC / HO-HO PREDECESSOR

UNAUDITED CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions of dollars)
Revenue
Third parties	$34.7	$10.6	$93.6	$30.8
Related parties	12.2	9.6	33.2	43.3
Total revenue	46.9	20.2	126.8	74.1
Costs and expenses
Operations and maintenance - third parties	4.4	11.1	18.6	33.4
Operations and maintenance - related parties	4.3	2.2	11.5	10.8
Loss (gain) from disposition of fixed assets	0.2	(20.8)	0.2	(20.8)
General and administrative - third parties	0.3	0.1	1.8	0.4
General and administrative - related parties	2.5	2.6	9.3	8.3
Depreciation	2.9	1.6	8.2	4.9
Property and other taxes	1.2	1.0	4.3	3.5
Total costs and expenses	15.8	(2.2)	53.9	40.5
Operating income	31.1	22.4	72.9	33.6
Interest expense, net	0.1	—	0.1	—
Net income	$31.0	$22.4	$72.8	$33.6

The accompanying notes are an integral part of the condensed combined financial statements.

ZYDECO PIPELINE COMPANY LLC / HO-HO PREDECESSOR

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(in millions of dollars)
Cash flows from operating activities
Net income	$72.8	$33.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8.2	4.9
Loss (gain) from disposition of fixed assets	0.2	(20.8)
Allowance oil reduction to net realizable value	1.0	—
Changes in operating assets and liabilities
Accounts receivable	(5.6)	13.5
Allowance oil	1.7	(9.0)
Prepaid expenses and other current assets	2.0	(1.5)
Accounts payable	0.1	3.4
Deferred revenue	9.8	—
Accrued liabilities	(15.0)	4.1
Net cash provided by operating activities	75.2	28.2
Cash flows from investing activities
Capital expenditures	(58.0)	(37.7)
Proceeds from disposition of assets	—	22.5
Net cash used in investing activities	(58.0)	(15.2)
Cash flows from financing activities
Net contributions from (distributions to) Parent	7.6	(13.0)
Distribution of working capital to Parent	(2.9)	—
Net cash provided by (used in) financing activities	4.7	(13.0)
Net increase in cash and cash equivalents	21.9	—
Cash at beginning of the period	—	—
Cash at end of the period	$21.9	$—
Supplemental Cash Flow Information
Non-cash investing transactions:
Contribution of fixed assets from SPLC to Zydeco	$11.4	$—
Change in accrued capital expenditures	$(15.2)	$47.2

The accompanying notes are an integral part of the condensed combined financial statements.

ZYDECO PIPELINE COMPANY LLC / HO-HO PREDECESSOR

UNAUDITED CONDENSED COMBINED STATEMENT OF CHANGES IN NET PARENT INVESTMENT

(in millions of dollars)	Net Parent Investment
Beginning balance at December 31, 2013 (As Restated)	$214.5
Net income	72.8
Net contributions from Parent	7.6
Distribution of working capital to Parent	(2.9)
Assets contributed by SPLC to Zydeco	11.4
Ending balance at September 30, 2014	$303.4

The accompanying notes are an integral part of the condensed combined financial statements.

ZYDECO PIPELINE COMPANY LLC / HO-HO PREDECESSOR

NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1— Description of the Business and Basis of Presentation

Description of the Business

Our business is a crude oil pipeline system from Houston, Texas to Houma, Louisiana (“Ho-Ho”).  On July 1, 2014, Shell Pipeline Company LP (“SPLC”) formed a wholly owned subsidiary named Zydeco Pipeline Company LLC (“Zydeco”). In anticipation of an initial public offering (the “Offering”) of common units by Shell Midstream Partners, L.P. (the “Partnership”), SPLC contributed the fixed assets and certain agreements of Ho-Ho and other related fixed assets of SPLC to Zydeco. The working capital balances related to Ho-Ho as of June 30, 2014 were not contributed from SPLC to Zydeco, and such amounts were shown as a distribution to SPLC in the financial statements. References to “Shell Midstream Partners," "the Partnership," "us," "our," "we," or similar expressions for time periods prior to June 30, 2014 refer to Ho-Ho, "our Predecessor" for accounting purposes, which is the crude oil pipeline system from Houston, Texas to Houma, Louisiana wholly owned by SPLC. For time periods from July 1, 2014 to prior to November 3, 2014 (the effective date of our offering), these terms refer to Zydeco, “our Predecessor” for accounting purposes. The term “our Parent” refers to SPLC, any entity that wholly owns SPLC, including Shell Oil Company and Royal Dutch Shell plc (“RDS” or “Shell”), and any entity that is wholly owned by the aforementioned entities, excluding our Predecessor. See Note 2 — Initial Public Offering for the discussion of the Offering.

We are engaged in the transportation of crude oil by pipeline. As such, our common carrier tariffs are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). We operate under a FERC approved tariff, which establishes rates, cost recovery mechanisms, terms and conditions of service to our customers. The fees or rates established under our tariff are a function of our costs of providing service to our customers, including a reasonable return on our invested capital. Our revenues are primarily dependent upon the level of utilization of our pipeline system to transport crude oil. The title to the crude oil remains with the shipper during the transportation process and title does not transfer to us. Therefore, the shipper bears the commodity price risk related to the crude oil transported. We bear commodity price risk on our allowance oil.

We completed the reversal of Ho-Ho in December 2013 which now flows from the Houston, Texas area to Houma, Louisiana. Ho-Ho transports growing light crude oil volumes arriving in the Houston market from the Eagle Ford shale, the Permian Basin and the Bakken shale to Gulf Coast refining centers. We generate substantially all of our revenue under long-term agreements by charging fees for the transportation of crude oil through our pipelines. We do not engage in the marketing and trading of any commodities. Our operations consist of one reportable segment.

Basis of Presentation

Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. Our accompanying unaudited condensed combined financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the single source of accounting principles generally accepted in the United States (“GAAP”). These condensed combined financial statements were derived from the financial statements and accounting records of our Parent. These statements reflect the condensed combined historical results of operations, financial position and cash flows of our Predecessor as if such business had been a separate entity for all periods presented. Prior to June 30, 2014, intercompany transactions and accounts between our Predecessor and SPLC have been reflected as “Net parent investment” in the condensed combined balance sheets. The assets and liabilities in these condensed combined financial statements have been reflected on our Parent’s historical cost basis, as immediately prior to the Offering, all of the assets and liabilities presented were transferred to the Partnership within our Parent’s consolidated group in a transaction under common control. The condensed combined statements of income also include expense allocations to our Predecessor prior to June 30, 2014 for certain functions historically performed by our Parent, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance, and share-based compensation. The portions of expenses that are specifically identifiable were directly expensed to our Predecessor, with the remainder allocated on the basis of fixed assets, headcount, labor or other measure. Our management believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding allocation of expenses from our Parent, are reasonable. Nevertheless, the condensed combined financial statements may not include all of the expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Beginning from July 1, 2014, we entered into a management service agreement with SPLC under which SPLC provides general management and administrative services to us. Therefore, we no longer receive allocated corporate expenses from SPLC. See details of related party transactions in Note 6 — Related Party Transactions.

Prior to the contribution of fixed assets and certain agreements on July 1, 2014, the cash generated and used by our operations was deposited to SPLC’s centralized account which is comingled with the cash of other pipeline entities controlled by SPLC. SPLC funded our operating and investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on our behalf for any period presented. We reflected the cash generated by our operations and expenses paid by our Parent on behalf of our operations as a component of “Net parent investment” on the accompanying condensed combined balance sheets and condensed combined statement of changes in net parent investment, and as part of “Net contributions from (distributions to) Parent” on the accompanying condensed combined statements of cash flows. On July 1, 2014, we established our own cash accounts for the funding of our operating and investing activities, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us. See Note 2 — Initial Public Offering for additional details.

These unaudited condensed combined financial statements reflect, in the opinion of management, all adjustments, consisting of normal and recurring adjustments necessary to fairly state the financial position as of, and results of operations for, the periods presented. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in conformity with GAAP have been omitted. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

Summary of Significant Accounting Policies

There have been no updates to our accounting policies. Please refer to our registration statement for a summary of significant accounting policies.

Restatement of Previously Issued Financial Statements

Management identified an error in the previously issued combined financial statements of our Predecessor resulting in the restatement of the combined audited financial statements for the year ended December 31, 2013. As a result of the error, Ho-Ho’s revenue and net income were understated by $2.8 million for the year ended December 31, 2013. Additionally, net parent investment and total assets of Ho-Ho were understated by $1.9 million for the year ended December 31, 2013 after giving effect to certain payments made on accounts receivable. The error was the result of revenue attributable to us that was instead recorded by administrative error to an unrelated pipeline system owned by an affiliate. The error, which impacted the fourth quarter of 2013, resulted from a manual data entry mistake. Management concluded that the previously issued financial statements for the year ended December 31, 2013 were materially misstated and required restatement. This restatement was filed on our Current Reports on Form 8-K on November 21, 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued accounting standards updates to Topic 205, “Presentation of Financial Statements” and to Topic 360, “Property, Plant, and Equipment” to change the criteria for reporting discontinued operations. The amendments modify the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. These amendments require additional disclosures about discontinued operations and new disclosures for other disposals of individually material components of an organization that do not meet the definition of a discontinued operation. In addition, the guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. These provisions are effective prospectively for annual reporting periods beginning on or after December 15, 2014, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance, effective January 1, 2015, will not affect our financial position or results of operations; however, it may result in changes to the manner in which future dispositions of operations or assets, if any, are presented in our combined financial statements, or it may require additional disclosures.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The accounting standards update will be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. We are currently evaluating the effect that adopting this new standard will have on our combined financial statements and related disclosures.

In August 2014, the FASB issued accounting standards update, Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” requiring management to evaluate whether events or conditions could impact an entity's ability to continue as a going concern and to provide disclosures if necessary. Management will be required to perform the evaluation within one year after the date that the financial statements are issued. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this guidance will not affect our financial position or results of operations.

Note 2— Initial Public Offering

Initial Public Offering

On November 3, 2014 (the “Completion Date”), the Partnership completed its Offering of 46,000,000 common units representing limited partner interests at a price to the public of $23.00 per unit, which included 6,000,000 common units issued pursuant to the exercise of the underwriters' over-allotment option. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the SEC and was declared effective on October 28, 2014. On October 29, 2014, Shell Midstream Partners, L.P. common units began trading on the New York Stock Exchange under the symbol “SHLX.”

The assets, liabilities and results of operations of our Predecessor prior to June 30, 2014 consist of the crude oil pipeline system Ho-Ho. The assets, liabilities and results of operations of our Predecessor from July 1, 2014 to the Completion Date consist of Ho-Ho fixed assets and certain agreements and other fixed assets owned by SPLC and contributed to Zydeco prior to their contribution to the Partnership in connection with the Offering. Beginning July 1, 2014, we entered into an operating and management agreement with SPLC under which SPLC operates Ho-Ho and provides general management and administrative services to us. Subsequent to the Completion Date, the Partnership includes the following assets contributed by SPLC (“Contributed Assets”):

•	43.0% ownership interest in Zydeco;
•	28.6% ownership interest in Mars Oil Pipeline Company (“Mars”);
•	49.0% ownership interest in Bengal Pipeline Company LLC (“Bengal”); and
•	1.612% ownership interest in Colonial Pipeline Company (“Colonial”).

In exchange for SPLC’s contribution of assets and liabilities to the Partnership, SPLC received:

•	21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 64.6% limited partner interest in us;
•	all of our incentive distribution rights;
•	2,754,084 general partner units, representing a 2.0% general partner interest; and
•	a cash distribution of $911.7 million.

The Partnership received net proceeds of $1,011.7 million from the sale of 46,000,000 common units, after deducting underwriting discounts and commissions, structuring fees and other offering expenses (the “Offering Costs”) of approximately $46.3 million. The Partnership: (i) made a cash distribution of $795.9 million to SPLC, in part to reimburse SPLC for capital expenditures incurred prior to the Offering related to the Contributed Assets; (ii) made a cash contribution of $115.8 million to Zydeco in exchange for additional interest in Zydeco, which Zydeco distributed to SPLC to reimburse SPLC for capital expenditures incurred prior to the Offering; and (iii) retained $100.0 million of these net proceeds for general partnership purposes, including to fund expansion capital expenditures, acquisitions and financing costs.

Revolving Credit Facility Agreement

On November 3, 2014, the Partnership entered into a $300.0 million senior unsecured revolving credit facility agreement (the “Revolver”) with Shell Treasury Center (West) Inc., an affiliate of Shell. The Revolver matures in October 2019 and contains certain restrictive covenants. The Revolver contains representations and warranties, affirmative and negative covenants, and events of default that are usual and customary for an agreement of this type that could, among other things, limit our ability to pay distributions to our unitholders.

Borrowings under the Revolver bear interest, at either (i) the LIBOR rate (as defined in the Revolver), plus a margin; or (ii) the sum of an alternate Screen Rate (as defined in the Revolver), plus a margin. The Revolver also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date the Partnership entered into the Revolver agreement. As of December 9, 2014, there were no borrowings outstanding under the Revolver.

Commercial Agreements

Omnibus Agreement

In connection with the Offering, we entered into an omnibus agreement with SPLC and our general partner that addresses the following matters:

•	our payment of an annual general and administrative fee, initially $8.5 million, for the provision of certain services by SPLC;
•	our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf;
•

our obligation to reimburse SPLC for all expenses incurred by SPLC as a result of us becoming and continuing as a publicly traded entity; we will reimburse our general partner for these expenses to the extent the fees relating to such services are not included in the general and administrative fee;

•

SPLC’s obligation to indemnify us for certain environmental and other liabilities, and our obligation to indemnify SPLC for certain environmental and other liabilities related to our assets to the extent SPLC is not required to indemnify us; and

•	the granting of a license from Shell to us with respect to use of certain Shell trademarks and trade names.

Contribution Agreement

On July 1, 2014, we entered into a contribution agreement with SPLC. As part of that agreement, SPLC contributed the fixed assets of $249.3 million and certain agreements of Ho-Ho and other fixed assets of SPLC of $11.4 million to Zydeco in exchange for 100.0% of the equity in Zydeco. During the third quarter of 2014, capital expenditures of $11.7 million were incurred by SPLC on behalf of Zydeco and then contributed to Zydeco as an additional investment.

Operating and Management Agreement

Upon the formation of Zydeco on July 1, 2014, Zydeco entered into an operating and management agreement with SPLC. Zydeco reimburses SPLC for certain operational costs such as labor, contract services and materials and supplies. Zydeco also pays an annual management fee, initially $7.0 million, to SPLC for general management and administrative services.

Tax Sharing Agreement

In connection with the Offering, we entered into a tax sharing agreement with an affiliate of Shell pursuant to which we have agreed to reimburse Shell for state and local income and franchise taxes attributable to our activity that is reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under the agreement equal the amount of tax that we would be required to pay if it were to file a consolidated, combined or unitary tax return separate from Shell. Shell will compute and invoice us for the reimbursement amount within 90 days of Shell filing the combined or unitary tax return on which our activity is included. We may be required to make prepayments toward the reimbursement amount to the extent that Shell is required to make estimated tax payments.

Note 3 — Accounts Receivable

Accounts receivable from third parties consist of the following at September 30, 2014 and December 31, 2013 (in millions of dollars):

	September 30, 2014	December 31, 2013
		(As Restated)
Trade customers	$8.8	$4.9
Allowance for doubtful accounts	—	(0.1)
Accounts receivable - third parties, net	$8.8	$4.8

Note 4 — Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2014 and December 31, 2013 (in millions of dollars):

	Depreciable Life	September 30, 2014	December 31, 2013
Land	—	$1.1	$0.7
Building and improvements	10 - 40 years	8.2	8.2
Pipeline and equipment	10 - 30 years	294.6	257.0
Other	5 - 25 years	5.2	5.2
		309.1	271.1
Less: Accumulated depreciation		(63.2)	(54.8)
		245.9	216.3
Construction in progress		23.4	7.2
Property, plant and equipment, net		$269.3	$223.5

In August 2013, we sold to Magellan Midstream Partners (“Magellan”) our West Columbia pipeline in east Houston, a 16-inch diameter crude oil pipeline that is approximately 15 miles long and originates at Genoa Junction and terminates at Magellan’s crude oil and refined products distribution terminal in East Houston, Texas. We recorded a $20.8 million gain related to the sale.

Note 5 — Accrued Liabilities

Third party accrued liabilities consist of the following as of September 30, 2014 and December 31, 2013 (in millions of dollars):

	September 30, 2014	December 31, 2013
Transportation, project engineering	$0.3	$27.2
Property taxes	1.0	0.6
Other accrued liabilities	0.9	1.5
Accrued liabilities - third parties	$2.2	$29.3

Note 6 — Related Party Transactions

Related party transactions include transactions with our Parent and our Parents’ affiliates including those entities in which our Parent has an ownership interest but does not have control.

Cash Management Program

Prior to SPLC’s contribution of fixed assets and certain agreements to us on July 1, 2014, we participated in our Parent’s centralized cash management and funding system. Our working capital and capital expenditure requirements have historically been part of the corporate-wide cash management program for our Parent. As part of this program, our Parent maintained all cash generated by our operations, and cash required to meet our operating and investing needs was provided by our Parent as necessary. Net cash generated from or used by our operations are reflected as a component of “Net parent investment” on the accompanying condensed combined balance sheets and as “Net contributions from (distributions to) Parent” on the accompanying condensed combined statements of cash flows. No interest income has been recognized on net cash kept by our Parent since, historically, we have not charged interest on intercompany balances.

All significant intercompany transactions between us and SPLC have been included in the accompanying condensed combined financial statements and are considered to be effectively settled for cash in the accompanying condensed combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions represents capital contributions from or distributions to our Parent and therefore is reflected in the accompanying condensed combined statements of cash flows as a financing activity, in the accompanying condensed combined statement of changes in net parent investment as “Net contributions from Parent”, and in the accompanying condensed combined balance sheets as “Net parent investment.”

On July 1, 2014, we established our own cash accounts for the funding of our operating and investing activities. We will therefore no longer participate in our Parent’s cash management program, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us. See Note 2 — Initial Public Offering for additional details.

Debt

Zydeco entered into a revolving credit facility agreement with an affiliate of Shell as the lender. The facility has a borrowing capacity of $30.0 million. Borrowings under the credit facility bear interest, at either (i) the LIBOR rate (as defined in the revolving credit facility agreement), plus a margin; or (ii) the sum of an alternate Screen Rate (as defined in the revolving credit facility agreement), plus a margin. The credit agreement governing the revolving credit facility agreement provides for customary covenants for comparable commercial borrowers and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of a threshold amount). The revolving credit facility agreement also requires payment of customary fees, including issuance and commitment fees. The revolving credit facility agreement matures in August 2019.

During the three month period ending September 30, 2014, Zydeco had borrowings of $6.0 million from its revolving credit facility agreement in order to meet working capital requirements. Interest and fees incurred were approximately $0.1 million. No amount was outstanding as of September 30, 2014.

Other Related Party Balances

Other related party balances consist of the following as of September 30, 2014 and December 31, 2013 (in millions of dollars):

	September 30, 2014	December 31, 2013
		(As Restated)
Accounts receivable	$13.5	$11.9
Total assets	$13.5	$11.9

Accounts payable	$4.9	$—
Deferred revenue	2.9	—
Accrued liabilities	0.4	—
Total liabilities	$8.2	$—

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as those provided to third parties. Revenues related to the transportation of crude oil and allowance oil for related parties were $11.4 million and $30.5 million for the three and nine months ended September 30, 2014, respectively, and $8.3 million and $38.9 million for the three and nine months ended September 30, 2013, respectively. Revenues related to storage services from related parties were approximately $0.8 million and $2.7 million for each of the three and nine months ended September 30, 2014, respectively, and $1.3 million and $4.4 million for each of the three and nine months ended September 30, 2013, respectively.

Historically, Shell Oil Company, SPLC and its related parties performed certain services which directly and indirectly supported our operations. Personnel and operating costs incurred by our Parent on our behalf were charged to us and are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed combined statements of income, depending on the nature of the employee’s role in our operations. Shell Oil Company and SPLC also perform certain general corporate functions for us related to finance, legal, information technology, human resources, communications, ethics and compliance, and other shared services. During the six months ended June 30, 2014, and the three months and nine months ended September 30, 2013, we were allocated $6.8 million, $2.6 million and $8.3 million, respectively, of indirect general corporate expenses incurred by Shell Oil Company and SPLC which are included within general and administrative expenses in the accompanying condensed combined statements of income. These allocated corporate costs relate primarily to the wages and benefits of Shell Oil Company and SPLC employees that support our operations. Expenses incurred by our Parent on our behalf have been allocated to us on the basis of direct usage when identifiable. Where costs incurred by our Parent could not be determined to relate to us by specific identification, these costs were primarily allocated to us on the basis of headcount, labor or other measure. The expense allocations have been determined on a basis that both us and our Parent consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, fully reflect the expenses we would have incurred as a separate, publicly-traded company for the periods presented. All employees performing services on behalf of our operations are employees of SPLC, a subsidiary of Shell Oil Company.

Beginning July 1, 2014, we entered into a management service agreement with SPLC under which SPLC provides general management and administrative services to us. We no longer receive allocated corporate expenses from SPLC. For the three months ended September 30, 2014, the management fee charged by SPLC was $1.8 million.

Prior to the Offering, we were covered by the insurance policies of SPLC. Subsequent to the Offering, the majority of our coverage is provided by our Parent with the remaining coverage by third party insurers. As of September 30, 2014 and December 31, 2013, our prepaid insurance balance was zero and $2.0 million, respectively. Our insurance expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2014, respectively. Our insurance expense was $0.9 million and $2.4 million for the three and nine months ended September 30, 2013, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell Oil Company and SPLC on our behalf that are reflected in the accompanying condensed combined statements of income for the three and nine months ended September 30 (in millions of dollars):

	Three months ended, September 30		Nine months ended, September 30
	2014	2013	2014	2013
Operations and maintenance - related parties	$4.3	$2.2	$11.5	$10.8
General and administrative - related parties	2.5	2.6	9.3	8.3

Pension and retirement savings plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by our Parent, which include other Parent subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2014 was $0.1 million and $2.2 million, respectively. Our share of defined contribution benefit plan costs for the same periods was $0.1 million and $0.5 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed combined statements of income, depending on the nature of the employee’s role in our operations.

Share-based compensation

Our Parent’s incentive compensation programs primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). The Performance Share Plan (“PSP”) was introduced in 2005 by our Parent. Conditional awards of RDS shares are made under the terms of the PSP to some 15,000 employees each year. The extent to which the awards vest is determined over a three-year performance period. Half of the award is linked to the key performance indicators, averaged over the period. For the PSP awards made prior to 2010, the other half of the award was linked to the relative total shareholder return over the period compared with four main competitors of RDS. For awards made in 2010 and onwards, the other half of the award is linked to a comparison with four main competitors of RDS over the period on the basis of four relative performance measures. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered.

Under the PSP, awards are made on a highly selective basis to senior personnel. Shares are awarded subject to a three-year vesting period.

Certain Parent employees supporting our operations as well as other RDS operations were historically granted these types of awards. These share-based compensation costs have been allocated to us as part of the cost allocations from our Parent prior to June 30, 2014. Beginning July 1, 2014, we did not receive any allocated share-based compensation. Share-based compensation expense is included in general and administrative expenses in the accompanying condensed combined statements of income. These costs totaled $0.1 million for the six months ended June 30, 2014, and totaled less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2013, respectively.

Note 7 — Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas. Income taxes for the three and nine months ended September 30, 2014 were zero, and for the three and nine months ended September 30, 2013 were less than $0.1 million.

Note 8 — Commitments and Contingencies

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable.

For the three and nine months ended September 30, 2014, we incurred less than $0.1 million and $4.0 million, respectively, of environmental clean-up costs. In 2013, the West Columbia pipeline experienced a breach in which approximately 940 barrels of oil released in the vicinity of the pipeline. For the three and nine months ended September 30, 2013, we incurred $0.1 million and $13.6 million, respectively, in costs primarily related to several large maintenance projects for the containment of this incident at the West Columbia pipeline. As of September 30, 2014 and December 31, 2013, we accrued $0.7 million and $2.8 million, respectively, for environmental clean-up costs.

Legal Proceedings

Our Parent and certain affiliates are named defendants in lawsuits and governmental proceedings that arise in the ordinary course of business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we do not expect that the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

Other Commitments

We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Obligations under these easements are not material to the results of our operations.

We are also obligated under various long-term and short-term non-cancellable operating leases, primarily related to tank farm land leases. Several of the leases provide for renewal terms. As of September 30, 2014, we have the following long-term lease obligation related to a tank farm land lease (in millions of dollars):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$1.9	$0.5	$1.1	$0.3	$—

Note 9 — Subsequent Events

We have evaluated events that occurred after September 30, 2014 through the issuance of these condensed combined financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed combined financial statements and accompanying notes. As discussed in Note 2 — Initial Public Offering, we completed the initial public offering of the Partnership on November 3, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to "Shell Midstream Partners," "the Partnership," "us," "our,” “we,” or similar expressions for time periods prior to June 30, 2014 refer to Ho-Ho, “our Predecessor” for accounting purposes, which is the crude oil pipeline system from Houston, Texas to Houma, Louisiana wholly owned by SPLC. For time periods from July 1, 2014 to prior to the Completion Date, these terms refer to Zydeco, “our Predecessor” for accounting purposes, which is a wholly owned pipeline company of SPLC. Zydeco wholly owned Ho-Ho since July 1, 2014. For time periods subsequent to the Completion Date, these terms refer to Shell Midstream Partners, L.P. and its consolidated subsidiaries. The term “our Parent” refers to SPLC, any entity that wholly owns SPLC, including Shell Oil Company and Royal Dutch Shell plc (“RDS” or “Shell”), and any entity that is wholly owned by the aforementioned entities, excluding Ho-Ho and Zydeco.

The results for our Predecessor are presented before the impact of any pro forma adjustments related to the formation transactions and this offering. Upon completion of the Offering on November 3, 2014, we own a 43.0% interest in Zydeco, which owns Ho-Ho; a 28.6% interest in Mars; a 49.0% interest in Bengal; and a 1.612% interest in Colonial. The Partnership’s ownership interests in Zydeco, Mars, Bengal and Colonial are not reflected in the following historical discussion. The historical results of operations of our Predecessor and the period-to-period comparisons of results presented herein and certain financial data will not be indicative of future results of the Partnership.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited condensed combined financial statements and accompanying footnotes included under Item 1. Financial Statements (Unaudited), and (ii) the audited combined financial statements and accompanying footnotes in our Current Report on Form 8-K that was filed with the SEC on November 21, 2014 (the “Current Report”).

Forward-Looking Statements

This quarterly report on Form 10-Q includes various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements. You can identify our forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “plan,” “predict,” “project,” “seek,” “target,” “could,” “may,” “should” or “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcomes to differ materially from those set forth in forward-looking statements. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements.  Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and we disclaim any obligation to update such statements for any reason, except as required by law. Many of the factors that will determine these results are beyond our ability to control or predict. These factors include the risk factors affecting our business described under “Risk Factors” in our prospectus related to the initial public offering of Shell Midstream Partners, L.P. dated and filed with the SEC on October 29, 2014 (the “Prospectus”) and in the Current Report. If any of those risks actually occur, it could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement.

Initial Public Offering

On October 29, 2014, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “SHLX.” On November 3, 2014, the Partnership completed the Offering of 46,000,000 common units at a price to the public of $23.00 per unit, which included a 6,000,000 common unit over-allotment option that was exercised in full by the underwriters.

In exchange for SPLC’s contribution of assets and liabilities to the Partnership, SPLC received:

•	21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 64.6% limited partner interest in us;
•	all of our incentive distribution rights;
•	2,754,084 general partner units, representing a 2.0% general partner interest; and
•	a cash distribution of $911.7 million.

The Partnership received net proceeds of $1,011.7 million from the sale of 46,000,000 common units, after deducting underwriting discounts and commissions, structuring fees and other offering expenses of approximately $46.3 million. The Partnership: (i) made a cash distribution of $795.9 million to SPLC, in part to reimburse SPLC for capital expenditures incurred prior to this offering related to the Contributed Assets; (ii) made a cash contribution of $115.8 million to Zydeco in exchange for additional interest in Zydeco, which Zydeco distributed to SPLC to reimburse SPLC for capital expenditures incurred prior to this offering; and (iii) retained $100.0 million of these net proceeds for general partnership purposes, including to fund expansion capital expenditures, acquisitions and financing costs.

In connection with the Offering, we entered into an omnibus agreement with SPLC and our general partner for the provision of certain general and administrative services by SPLC, and Zydeco entered into a tax sharing agreement with an affiliate of Shell to reimburse Shell for state and local income and franchise taxes attributable to Zydeco’s activity that is reported on Shell’s state or local income or franchise tax returns. Additionally, prior to the Offering, Zydeco entered into both a contribution agreement whereby SPLC contributed fixed assets and certain agreements, as well as an operating and management agreement. See Note 2 — Initial Public Offering, in the notes to unaudited condensed combined financial statements, for a summary of these agreements.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership recently formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our initial assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport growing onshore and offshore crude oil production to Gulf Coast refining markets and to deliver refined products from those markets to major demand centers. We generate substantially all of our revenue under long-term agreements by charging fees for the transportation of crude oil and refined products through our pipelines. We do not engage in the marketing and trading of any commodities.

As of the Completion Date, our initial assets consist of the following:

Entity	Our Ownership Interest	SPLC Retained Ownership Interest(1)	Pipeline Length (Miles)	Mainline Capacity (Kbpd)(2)

Zydeco (Ho-Ho)	43.0%	57.0%	350	375(3)
Mars	28.6%	42.9%	163	400(4)
Bengal	49.0%	1.0%	158	515(5)
Colonial	1.612%	14.508%	5,500	2,500

(1)	We have the right to vote SPLC’s retained ownership interest in Zydeco, Mars and Bengal.
(2)	Pipeline capacities vary depending on the specific products being transported, among other factors.
(3)

The capacity of Ho-Ho ranges from 250 kbpd to 400 kbpd depending on the segment of pipeline and the type of crude oil transported. The mainline capacity, which represents the capacity of the 213-mile segment from Nederland to Houma, following completion of the flow reversal in December 2013, is 360 kbpd. We expect to complete the remaining expansion projects on Ho-Ho, including the addition of a new third party connection and new tankage at Port Neches before the end of first quarter 2016. Following completion of these expansion projects, the mainline capacity of Ho-Ho is expected to increase from 360 kbpd to 375 kbpd.

(4)

The capacity of the Mars pipeline system ranges from 100 kbpd to 600 kbpd depending on the segment of pipeline and the type of crude oil transported. The mainline capacity, which represents the capacity of the 54-mile segment from the connections to Ursa and Medusa at the West Delta 143 platform complex to the connection with the Amberjack pipeline at Fourchon, Louisiana, is 400 kbpd.

(5)	The Bengal pipeline system consists of two pipelines that have capacities of 210 kbpd and 305 kbpd.

How We Generate Revenue

Our assets generate revenue under four types of long-term transportation agreements: transportation services agreements, throughput and deficiency agreements, life-of-lease agreements and life-of-lease agreements with a guaranteed return. Our transportation services agreements have initial terms ranging from five to fifteen years; our throughput and deficiency agreements have initial terms of ten years or more; and our life-of-lease agreements have a term equal to the life of the applicable mineral lease. We also transport volumes on a short-term basis through posted tariffs, also known as a spot rate basis. Many of our transportation agreements include a provision to allow us to adjust the rate annually based on the FERC index. There is no requirement to reduce the rate when the FERC index is negative.

Zydeco’s FERC-approved transportation services agreements entitle the customer to a specified amount of guaranteed capacity on a pipeline. This capacity cannot be pro-rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, and thereby not included in revenue or net income, until the earlier of the shipment of the unused volumes or the expiration of the 12-month period, as provided for in the applicable contract. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

Our throughput and deficiency agreements establish a minimum, annual average volume for each year during a fixed period. If the customer falls below the minimum volume in a year, it is required to pay a deficiency payment equal to the difference at the end of the year. Typically, surplus volumes in a year can be reserved for use in subsequent years where there is a deficiency. We refer to our transportation services agreements and our throughput and deficiency agreements as “ship-or-pay” contracts.

Our life-of-lease agreements, some of which have a guaranteed return for us, require producers to transport all production from the specified fields connected to the pipeline for the life of the lease. This means that the dedicated production cannot be transported by any other means, such as barges or another pipeline. These agreements can also include provisions to guarantee a return to the pipeline to enable the pipeline to recover its investment despite the uncertainty in production volumes by providing for an annual transportation rate adjustment over a fixed period of time to achieve a fixed rate of return. The calculation for the fixed rate of return is based on actual project costs and operating costs. At the end of the fixed period, the rate will be locked in at the last calculated rate and adjusted thereafter based on the FERC index.

Our long-term transportation agreements and tariffs for crude oil transportation include product loss allowance (“PLA”). PLA is an allowance for volume losses due to measurement difference set forth in crude oil product transportation agreements, including long-term transportation agreements and tariffs for crude oil shipments. PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. The PLA provides additional revenue for us if product losses on our pipelines are within the allowed levels, and we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within the allowed levels, and we sell that product several times per year at prevailing market prices.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) revenue (including PLA) from contracted capacity and throughput; (ii) operations and maintenance expenses; (iii) Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”); and (iv) cash available for distribution.

Contracted Capacity and Throughput

The amount of revenue our business generates primarily depends on our long-term transportation agreements with shippers and the volumes of crude oil and refined products that we handle on our pipelines. If shippers do not meet the minimum contracted volume commitments under our ship-or-pay contracts, we have the right to charge for reserved capacity or for deficiency payments as described in “—How We Generate Revenue.” We also earn revenue by shipping crude oil and refined products on a spot rate basis in accordance with our tariff.

The commitments under our long-term transportation agreements with shippers and the volumes which we handle on our pipelines are primarily affected by the supply of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets. Our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our pipeline systems;
•

increase throughput volumes on our pipeline systems by making connections to existing or new third party pipelines or other facilities, primarily driven by the anticipated supply of, and demand for, crude oil and refined products; and

•	identify and execute organic expansion projects.

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), utility costs (including electricity and fuel) and repairs and maintenance expenses. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Our other operations and maintenance expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. We will seek to manage our maintenance expenditures on the pipelines we operate by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow, without compromising our commitment to safety and environmental stewardship.

Non-GAAP Measures

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, and depreciation and amortization, plus cash distributed to the partnership from equity investments for the applicable period, less income from equity investments.

Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our condensed combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•

our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•	the ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders;
•	our ability to incur and service debt and fund capital expenditures; and
•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA are net income and net cash provided by operating activities. Adjusted EBITDA should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. Please refer to “—Results of Operations—Reconciliation of Non-GAAP Measures” for the reconciliation of net income and cash provided by operating activities to Adjusted EBITDA.

Factors Affecting Our Business

Substantially all of our revenue is derived from long-term transportation agreements with shippers, including ship-or-pay agreements and life-of-lease agreements, some of which provide a guaranteed return. We believe these long-term transportation agreements substantially mitigate volatility in our cash flows by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business can, however, be negatively affected by sustained downturns or sluggishness in the economy in general, and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations.

We believe key factors that impact our business are the supply of, and demand for, crude oil and refined products in the markets in which our business operates. We also believe that our customers’ requirements and government regulation of crude oil and refined products pipelines, discussed in more detail below, play an important role in how we manage our operations and implement our long-term strategies.

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics

To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields and the introduction of new sources of crude oil supply, affect the demand for our services from both producers and consumers. One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. While these changes in the sourcing patterns of crude oil transported are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics.

Similarly, our refined products pipelines have the ability to serve multiple major demand centers. Our refined products shippers periodically change the relative mix of refined products shipped on our refined products pipelines, as well as the destination points, based on changes in pricing and demand dynamics. While these changes in shipping patterns are reflected in relative types of refined products handled by our various pipelines, our total product transportation revenue is primarily affected by changes in overall refined products supply and demand dynamics.

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers. Similarly, as demand dynamics change, we anticipate that we will create new services or capacity arrangements that meet customer requirements.

Changes in Commodity Prices

We do not engage in the marketing and trading of any commodities. Except for PLA, we do not take ownership of the crude oil or refined products we transport. As a result, our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers.

Customers

We transport crude oil and refined products for a broad mix of customers, including crude oil producers, refiners, marketers and traders, and are connected to other crude oil and refined products pipelines. In addition to serving directly-connected Gulf Coast markets, our pipelines have access to customers in various regions of the United States through interconnections with other major pipelines. Our customers use our transportation services for a variety of reasons. Refiners typically require a secure and reliable supply of crude oil over a prolonged period of time to meet the needs of their specified refining diet and frequently enter into long-term firm transportation agreements to ensure a ready supply of crude oil, rate surety and sometimes sufficient transportation capacity over the life of the contract. Producers of crude oil require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greater market liquidity. Marketers and traders generate income from buying and selling crude oil and refined products to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil and refined products supply and demand dynamics in our markets.

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. As a result of a substantial majority of our capacity being reserved on a long-term, fixed-rate basis, our revenue is not significantly affected by variation in customers’ actual usage.

Regulation

Our interstate common carrier pipelines are subject to regulation by various federal, state and local agencies, including the FERC, Environmental Protection Agency and Department of Transportation.

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC as well as third parties. We also may pursue acquisitions jointly with SPLC. Neither Shell nor any of its affiliates are under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will focus our acquisition strategy on transportation and midstream assets within the crude oil and refined products sectors. We believe that we will be well positioned to acquire midstream assets from SPLC and third parties should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Seasonality

We do not expect that our operations will be subject to significant seasonal variation in demand or supply.

Results of Operations – Zydeco Pipeline Company LLC / Ho-Ho Predecessor

	Three Months Ended September 30,
(in millions of dollars)	2014	2013	$ variance
Revenue	$46.9	$20.2	$26.7
Costs and expenses
Operations and maintenance	8.7	13.3	(4.6)
Loss (gain) from disposition of fixed assets	0.2	(20.8)	21.0
General and administrative	2.8	2.7	0.1
Depreciation	2.9	1.6	1.3
Property and other taxes	1.2	1.0	0.2
Total costs and expenses	15.8	(2.2)	18.0
Operating income	31.1	22.4	8.7
Interest expense, net	0.1	—	0.1
Net income	$31.0	$22.4	$8.6
Adjusted EBITDA	$34.2	$3.2	$31.0

	Nine Months Ended September 30,
(in millions of dollars)	2014	2013	$ variance
Revenue	$126.8	$74.1	$52.7
Costs and expenses
Operations and maintenance	30.1	44.2	(14.1)
Loss (gain) from disposition of fixed assets	0.2	(20.8)	21.0
General and administrative	11.1	8.7	2.4
Depreciation	8.2	4.9	3.3
Property and other taxes	4.3	3.5	0.8
Total costs and expenses	53.9	40.5	13.4
Operating income	72.9	33.6	39.3
Interest expense, net	0.1	—	0.1
Net income	$72.8	$33.6	$39.2
Adjusted EBITDA	$81.3	$17.7	$63.6

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
Reconciliation of Adjusted EBITDA to Net Income
Net income	$31.0	$22.4	$72.8	$33.6
Add:
Loss (gain) from disposition of fixed assets	0.2	(20.8)	0.2	(20.8)
Depreciation	2.9	1.6	8.2	4.9
Interest expense, net	0.1	—	0.1	—
Adjusted EBITDA	$34.2	$3.2	$81.3	$17.7

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities
Net cash provided by operating activities			$75.2	$28.2
Add:
Interest expense, net			0.1	—
Less:
Change in deferred revenue			9.8	—
Allowance oil reduction to net realizable value			1.0	—
Change in other assets and liabilities			(16.8)	10.5
Adjusted EBITDA			$81.3	$17.7

Revenues

For the three months and nine months ended September 30, 2014, total revenue increased by $26.7 million and $52.7 million, respectively, compared to the prior year periods due to higher transportation revenues on the Ho-Ho pipeline system. The primary driver of the increase is the application of new contract rates and higher non-contract tariff rates associated with the Ho-Ho pipeline reversal completed at the end of 2013. Volumes increased 25% and 10% in the three and nine months ended September 30, 2014 compared to the prior year periods due to the shutdown of portions of the Ho-Ho pipeline system during the reversal project in 2013.

During the three and nine months ended September 30, 2014, certain shippers did not meet their minimum volume commitments under our transportation services agreements. As a result, our Predecessor received $9.8 million and $28.4 million, respectively, of deficiency payments which were recorded on the condensed combined balance sheet as deferred revenue. The volume deficiencies may be made up for no additional cash payment within twelve months.

Costs and Expenses

For the three and nine months ended September 30, 2014, total costs and expenses were $15.8 million and $53.9 million, respectively, compared to ($2.2) million and $40.5 million for the three and nine months ended September 30, 2013, respectively. Excluding the loss (gain) from disposition of fixed assets incurred in the three and nine month periods, total costs and expenses decreased in the three months ended September 30, 2014 by $3.0 million ($15.6 million versus $18.6 million) compared to the prior year period and decreased in the nine months ended September 30, 2014 by $7.6 million ($53.7 million versus $61.3 million) compared to the prior year period.

Operations and maintenance expenses decreased by $4.6 million in the three months ended September 30, 2014 compared to the prior year period primarily due to:

•	a $3.8 million decrease in loss from pipeline operations; and
•	$2.8 million of reduced maintenance expense in the third quarter of 2014, which resulted from the new equipment installations and enhancement work that was performed in the prior year;

partially offset by,

•	a $1.0 million allowance oil reduction to net realizable value in the third quarter of 2014 due to a decrease in crude oil prices; and
•	$1.1 million higher fuel and power costs in the third quarter of 2014.

Operations and maintenance expenses decreased by $14.1 million in the nine months ended September 30, 2014 compared to the prior year period primarily due to:

•	$11.2 million of environmental clean-up costs in 2013; and
•	approximately $2.0 million in reduced maintenance expenses in the current year period due to the benefit of new equipment and enhancement work performed in the prior year.

For the three months ended September 30, 2014, general and administrative expenses increased by $0.1 million due to an increase of $1.7 million from the management fee offset by approximately the same amount of decrease in general and administrative allocated costs. For the nine months ended September 30, 2014, general and administrative expenses increased by $2.4 million primarily due to third party vendor costs related to the FERC rate protest involving the new Ho-Ho pipeline tariffs filed in December 2013.

For the three and nine months ended September 30, 2014, depreciation expense increased due to capital additions related to the Ho-Ho pipeline reversal and expansion projects, and property and other tax expenses increased due to higher property appraisals in Louisiana and Texas associated with the Ho-Ho pipeline reversal. The West Columbia pipeline was sold in August 2013, resulting in a recognized gain on disposition of the pipeline of $20.8 million.

Capital Resources and Liquidity

Historically, our Predecessor’s sources of liquidity included cash generated from operations and funding from SPLC. Prior to the contribution of Ho-Ho fixed assets to Zydeco, our Predecessor participated in its Parent’s centralized cash management system; therefore, our Predecessor’s cash receipts were deposited in its Parent’s bank accounts, all cash disbursements were made from those accounts, and our Predecessor maintained no bank accounts dedicated solely to our assets. Thus, historically our Predecessor’s financial statements have reflected no cash balances. After July 1, 2014, we established our own cash accounts. We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facility. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Revolving Credit Facility Agreement

Zydeco entered into a revolving credit facility with an affiliate of Shell as the lender. The facility has a borrowing capacity of $30.0 million. Borrowings under the credit facility bear interest, at either (i) the LIBOR rate (as defined in the revolving credit facility agreement), plus a margin; or (ii) the sum of an alternate Screen Rate (as defined in the revolving credit agreement), plus a margin. The credit agreement governing the revolving credit facility agreement provides for customary covenants for comparable commercial borrowers and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of a threshold amount). The revolving credit facility agreement also requires payment of customary fees, including issuance and commitment fees. The revolving credit facility agreement matures in August 2019.

To provide additional liquidity following the Offering, on November 3, 2014, we entered into a revolving credit facility agreement (the “Revolver”) with an affiliate of Shell with an initial borrowing capacity of $300.0 million. The Revolver provides for customary covenants for comparable commercial borrowers and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; and cross-payment default (due to indebtedness in excess of a threshold amount). Borrowings under the Revolver bear interest, at either (i) the LIBOR rate (as defined in the Revolver), plus a margin; or (ii) the sum of an alternate Screen Rate (as defined in the Revolver), plus a margin. The Revolver also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date the Partnership entered into the Revolver agreement. The Revolver matures in October 2019. As of December 9, 2014, there was no outstanding balance.

Cash Flows from Our Predecessor’s Operations

Operating Activities. Our Predecessor generated $75.2 million in cash flow from operating activities in the first nine months of 2014 compared to $28.2 million in the prior year period. The $47.0 million increase in cash flows primarily resulted from an increase in revenue due to the application of new contract rates and higher noncontract tariff rates associated with the Ho-Ho pipeline reversal.

Investing Activities. Our cash flow used in investing activities was $58.0 million in the first nine months of 2014 compared to $15.2 million in the prior year period. The increase in cash flow in investing activities is primarily due to $22.5 million of proceeds from the disposition of West Columbia assets in 2013. Additionally, there were $21.3 million of payments made in 2014 relating to prior year accruals, as compared to $11.5 million in 2013, related to the Ho-Ho pipeline reversal project capital expenditures. There were also $11.7 million of capital expenditures in the third quarter of 2014 incurred by SPLC on our behalf and then contributed to us as an additional investment.

Financing Activities. Our cash flow provided by financing activities was $4.7 million in the first nine months of 2014 compared to $13.0 million used in the prior year period. Prior to June 30, 2014, all of our Predecessor’s cash flow was advanced through SPLC’s centralized cash management system. As a result, net cash used in financing activities were distributions to SPLC of $4.1 million in the first six months of 2014 compared to $10.0 million used in the first six months of 2013. Beginning on July 1, 2014, we established our own cash accounts and there were no distributions to SPLC. Additionally, there was $2.9 million of working capital balances that were not contributed from SPLC to Zydeco on June 30, 2014, more than offset by the $11.7 million of capital expenditures discussed in Investing Activities.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to acquire additional assets to grow our business, to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities.

Our Predecessor’s capital expenditures for the first nine months of 2014 and 2013 were $42.8 million and $84.9 million, respectively. The decrease in capital expenditures is primarily due to higher investment in 2013 on the Ho-Ho pipeline reversal project versus the Ho-Ho expansion and enhancement projects during 2014.

We have forecasted our maintenance capital expenditures, which will be asset integrity projects in nature, of approximately $4.4 million for the year ending December 31, 2014 of which $3.0 million were incurred through September 30, 2014. We have forecasted our expansion capital expenditures of $47.7 million for 2014, of which $39.8 million were incurred through September 30, 2014. We anticipate that both maintenance and growth capital expenditures for the remainder of the year will be funded primarily with cash on the balance sheet.

A summary of our Predecessor’s capital expenditures, for the periods ended September 30, 2014 and 2013, is shown in the table below (in millions):

	Nine Months Ended September 30,
	2014	2013
Expansion capital expenditures	$52.4	$36.4
Maintenance capital expenditures	5.6	1.3
Total capital expenditures	$58.0	$37.7
(Decrease) increase in accrued capital expenditures	(15.2)	47.2
Total capital expenditures incurred	$42.8	$84.9

Contractual Obligations

A summary of our Predecessor’s contractual obligations, as of September 30, 2014, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$1.9	$0.5	$1.1	$0.3	$—

Off-Balance Sheet Arrangements

Our Predecessor has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental Matters and Compliance Costs

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to obtain permits or other approvals to conduct regulated activities, remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints.

Future additional expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our assets. These requirements could result in additional compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity.

If we do not recover these expenditures through the rates and other fees we receive for our services, our operating results will be adversely affected. We believe that our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities.

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we comply with all legal requirements regarding the environment, but since not all of them are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed.

Critical Accounting Policies

Critical accounting policies are those that are important to our financial condition and require management’s most difficult, subjective or complex judgments. Different amounts would be reported under different operating conditions or under alternative assumptions. We have evaluated the accounting policies used in the preparation of the combined condensed financial statements of Zydeco Pipeline Company LLC/Ho-Ho Predecessor and related notes thereto and believe those policies are reasonable and appropriate.

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, revenue recognition, allowance oil, and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in the Prospectus. We believe the following to be our most critical accounting policies applied in the preparation of our Predecessor’s financial statements.

Long-Lived Assets

Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. Such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals of crude oil (which would have a negative impact on operating rates or margins), new technological developments, new competitors, adverse changes associated with the United States and global economies and with governmental actions.

We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts estimated. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The estimated useful lives of long-lived assets range from 10 to 40 years. Depreciation of these assets under the straight-line method over their estimated useful lives totaled $2.9 million and $8.2 million for the three months and nine months ended September 30, 2014, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated. Additional information concerning long-lived assets and related depreciation and amortization appears in Note 4 — Property, Plant and Equipment to the unaudited condensed combined financial statements of Zydeco Pipeline Company LLC/Ho-Ho Predecessor.

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses at fair value on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Although the individual assets that constitute Ho-Ho will be replaced as needed, the pipeline will continue to exist for an indefinite useful life. As such, there is uncertainty around the timing of any asset retirement activities. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligation and we have not recognized any asset retirement obligations as of September 30, 2014.

Revenue Recognition

We generate substantially all of our revenue under long-term transportation agreements by charging fees for the transportation of crude oil and refined products through our pipelines. Contract obligations are billed monthly. Transportation revenue is billed as services are rendered, and we accrue revenue based on nominations for that accounting month. We estimate this revenue based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items.

As a result of FERC regulations, revenue we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of September 30, 2014.

Our ship-or-pay contracts provide a minimum volume commitment to our customers. Under these contracts, our customers agree to ship a minimum volume of crude oil on our pipeline system. If shippers do not meet the minimum contracted volume commitments under our ship-or-pay contracts, we receive deficiency payments as described in “— How We Generate Revenue.”

Cash collected from customers for deficiency payments is recorded as deferred revenue. We recognize deferred revenue under these arrangements into revenue once all contingencies or potential performance obligations associated with the related volumes have been satisfied or expired.

Our long-term transportation agreements and tariffs for crude oil transportation include product loss allowance (“PLA”). PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. The PLA provides additional revenue for us if product losses on our pipelines are within the allowed levels, and we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within the allowed levels, and we sell that product several times per year at prevailing market prices.

Allowance Oil

A PLA factor per barrel is incorporated into applicable crude oil tariffs to cover evaporation and other losses in transit. Allowance oil represents the net difference between the tariff PLA volumes and the actual volumetric losses. Our allowance oil is valued at cost using the average market price of the relevant type of crude oil during the month product was transported.

Environmental and Legal Obligations

We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying condensed combined financial statements of our Predecessor related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 8 — Commitments and Contingencies to the unaudited condensed combined financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three and nine months ended September 30, 2014 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in the prospectus related to the Offering of our common units dated and filed with the SEC on October 29, 2014.

Item 4. – Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective internal control over the completeness and accuracy of revenues.  Specifically, controls were not designed or effectively operating to review the completeness and accuracy of journal entries required to properly accrue revenues and record loss/gain from pipeline operations.  This control deficiency resulted in the revision of our Predecessor’s unaudited financial statements as of and for the period ended March 31, 2013. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected.   Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Further, we did not maintain effective internal control over the preparation of our financial statements. Specifically, effective controls were not designed or effectively operating to review the accuracy of tariff rates and associated inputs which impacts the accuracy and reporting of revenues. This control deficiency resulted in the restatement of our combined audited financial statements as of and for the year ended December 31, 2013 and the revision of our combined financial statements as of and for the period ended June 30, 2014. Additionally, this control deficiency could result in misstatements of revenue, accounts receivable, allowance oil and net parent investment and related disclosures that would result in a material misstatement of the combined financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, we are standardizing processes, segregating financial data within the accounting system, and implementing further controls to validate our financial data.

Despite the existence of these material weaknesses, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on the company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10-K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 8 - Commitments and Contingencies to the Partnership’s condensed combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Prospectus and the Current Report. No material changes to such risk factors have occurred as of the date of this quarterly report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2014, our Registration Statement on Form S-1 (SEC Registration No. 333-196850) as amended, that we filed with the SEC relating to the Offering became effective. Barclays Capital Inc. and Citigroup Global Markets served as joint book-running managers and as representatives of the several underwriters for the Offering. The closing date of the Offering was November 3, 2014, and the Partnership sold 46,000,000 common units to the public, which included a 6,000,000 common unit over-allotment option that was exercised in full by the underwriters on October 29, 2014. The Offering price to the public was $23.00 per common unit, resulting in total gross proceeds of approximately $1,058.0 million. The proceeds received and the use of proceeds from the Offering were as follows:

(in millions)
Proceeds received from sale of common units	$1,058.0

Use of proceeds:
Underwriters' discounts and fees	46.3
Expenses and costs of initial public offering	4.2
Distribution to Parent	907.5
Revolving credit facility issuance fee	0.5
Retained for general partnership purposes, including future acquisitions and expansion capital expenditures	99.5
Total	$1,058.0

Item 5. Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

In accordance with our General Business Principles and Code of Conduct, we seek to comply with all applicable international trade laws including applicable sanctions and embargoes.

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us.

The disclosure below relates solely to activities conducted by non-U.S. affiliates of Royal Dutch Shell plc that may be deemed to be under common control with us. The disclosure does not relate to any activities conducted directly by us (including our subsidiaries and equity investments), our general partner, Shell Midstream Partners GP LLC (the “General Partner”) and does not involve our or the General Partner’s management.

For purposes of this disclosure, we refer to Royal Dutch Shell plc and its subsidiaries other than us, the General Partner and Shell Midstream LP Holdings LLC as the “RDS Group”.  References to actions taken by the RDS Group mean actions taken by the applicable RDS Group company. None of the payments disclosed below were made in US dollars however, for disclosure purposes, all have been converted into US dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated US sanctions.

In 2010, the RDS Group ceased all of its upstream commercial activities and suspended new business development in Iran, as a direct consequence of the international sanctions imposed on the country.

In 2013, the RDS Group closed its small representative office in Iran. In February 2014, the RDS Group paid approximately $5,620 as final settlement of corporate income tax related to the financial year ended December 31, 2007. The payment was made through a cheque guaranteed by Bank Karafarin, where the RDS Group maintains accounts. This transaction did not generate gross revenue or net profit. However, the RDS Group’s cash deposits in Bank Karafarin (balance of $3.0 million at September 30, 2014) generated non-taxable interest income of $0.4 million in the first nine months of 2014. In the future, the RDS Group expects to make additional payments as a result of the ongoing liquidation process, including tax payments.

Payments to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace amounted to approximately $1,830 during the first nine months of 2014. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

In the downstream business, through the RDS Group subsidiary Deheza S.A.I.C.F.eI., the RDS Group provided retail services in August 2014 to the Iranian embassy in Argentina (Embajada de la República Islámica de Irán). This transaction generated a gross revenue of $63 and an estimated net profit of $6. The RDS Group has no contractual agreement with this embassy.

At September 30, 2014, the RDS Group has approximately $2,246 million payable to, and $12 million receivable from, the National Iranian Oil Company. The payable amount decreased by $183 million during the first nine months of 2014 as a result of currency movements. There was no change in the principal amount. The RDS Group is unable to settle the payable position as a result of applicable sanctions.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Amended and Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	6/18/2014	001-37610
3.2	Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	6/18/2014	001-37610
3.3	First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P. dated November 3, 2014	8-K	3.1	11/3/2014	001-37610
3.4	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC dated November 3, 2014	8-K	3.2	11/3/2014	001-37610
10.1	Contribution, Assignment and Assumption Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners GP LLC, Shell Midstream Partners, L.P., Shell Midstream LP Holdings LLC, Shell Midstream Operating LLC, and Zydeco Pipeline Company LLC.	8-K	10.1	11/3/2014	001-37610
10.2	Omnibus Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC, Shell Midstream Operating LLC and, solely for the purposes of Articles 4 and 5, Shell Oil Company	8-K	10.2	11/3/2014	001-37610
10.3	Shell Midstream Partners Working Capital Facility Agreement, dated as of October 31, 2014, between Shell Midstream Partners, L.P. and Shell Treasury Centre (West) Inc.	8-K	10.3	11/3/2014	001-37610
10.4	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/3/2014	001-37610

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.5	Zydeco Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.5	11/3/2014	001-37610
10.6	Mars Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.6	11/3/2014	001-37610
10.7	Bengal Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.7	11/3/2014	001-37610
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase						X
101.LAB	XBRL Taxonomy Extension Label Linkbase						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2014	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Amended and Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	6/18/2014	001-37610
3.2	Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	6/18/2014	001-37610
3.3	First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P. dated November 3, 2014	8-K	3.1	11/3/2014	001-37610
3.4	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC dated November 3, 2014	8-K	3.2	11/3/2014	001-37610
10.1	Contribution, Assignment and Assumption Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners GP LLC, Shell Midstream Partners, L.P., Shell Midstream LP Holdings LLC, Shell Midstream Operating LLC, and Zydeco Pipeline Company LLC.	8-K	10.1	11/3/2014	001-37610
10.2	Omnibus Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC, Shell Midstream Operating LLC and, solely for the purposes of Articles 4 and 5, Shell Oil Company	8-K	10.2	11/3/2014	001-37610
10.3	Shell Midstream Partners Working Capital Facility Agreement, dated as of October 31, 2014, between Shell Midstream Partners, L.P. and Shell Treasury Centre (West) Inc.	8-K	10.3	11/3/2014	001-37610
10.4	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/3/2014	001-37610
10.5	Zydeco Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.5	11/3/2014	001-37610
10.6	Mars Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.6	11/3/2014	001-37610
10.7	Bengal Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.7	11/3/2014	001-37610
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase						X
101.LAB	XBRL Taxonomy Extension Label Linkbase						X