Form 10-Q
period 2015-03-31
Shell Midstream Partners, L.P.
filed 2015-05-13
CIK 1610466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 67,475,068 common units and 67,475,068 subordinated units outstanding as of May 13, 2015.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$156.9	$150.2
Accounts receivable - third parties, net	16.3	16.3
Accounts receivable - related parties	4.2	10.3
Allowance oil	3.1	3.4
Prepaid expenses	2.5	3.6
Total current assets	183.0	183.8
Equity method investments	157.5	160.7
Property, plant and equipment, net	273.6	275.0
Other assets	4.2	4.2
Total assets	$618.3	$623.7
LIABILITIES
Current liabilities
Accounts payable - third parties	$0.1	$—
Accounts payable - related parties	4.3	10.6
Distribution payable to SPLC	—	11.9
Deferred revenue - third parties	17.6	15.3
Deferred revenue - related parties	9.3	4.7
Accrued liabilities - third parties	4.1	0.9
Accrued liabilities - related parties	2.1	1.4
Total current liabilities	37.5	44.8
Total liabilities	37.5	44.8
Commitments and Contingencies (Note 9)
EQUITY
Common unitholders - public (46,000,000 units issued and outstanding)	1,019.3	1,016.2
Common unitholder - SPLC (21,475,068 units issued and outstanding)	(138.8)	(140.3)
Subordinated unitholder - SPLC (67,475,068 units issued and outstanding)	(436.5)	(440.9)
General Partner - SPLC (2,754,084 units issued and outstanding)	(17.8)	(18.0)
Total partners' capital	426.2	417.0
Noncontrolling interest	154.6	161.9
Total equity	580.8	578.9
Total liabilities and equity	$618.3	$623.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2015	2014
	(in millions of dollars, except per unit data)
		Predecessor
Revenue
Third parties	$41.3	$26.4
Related parties	10.4	9.7
Total revenue	51.7	36.1
Costs and expenses
Operations and maintenance - third parties	6.9	8.6
Operations and maintenance - related parties	3.9	3.6
General and administrative - third parties	1.6	0.4
General and administrative - related parties	5.0	2.4
Depreciation	3.4	2.8
Property and other taxes	3.2	3.3
Total costs and expenses	24.0	21.1
Operating income	27.7	15.0
Income from equity investments	12.5	—
Dividend income from investment	1.6	—
Income from other investments	14.1	—
Interest expense, net	0.2	—
Income before income taxes	41.6	15.0
Income tax expense	0.2	—
Net income	41.4	$15.0
Less: Net income attributable to noncontrolling interests	17.8
Net income attributable to the Partnership	23.6
Less: General Partner's interest in net income attributable to the Partnership	0.5
Limited Partners' interest in net income attributable to the Partnership	$23.1

Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$0.17
Subordinated	0.17

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units - public	46.0
Common units - SPLC	21.5
Subordinated units - SPLC	67.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(in millions of dollars)
		Predecessor
Cash flows from operating activities
Net income	$41.4	$15.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3.4	2.8
Changes in operating assets and liabilities
Accounts receivable	6.1	1.1
Allowance oil	0.3	(6.1)
Prepaid expenses	1.1	1.0
Accounts payable	(6.2)	1.2
Deferred revenue	6.9	9.8
Accrued liabilities	4.4	11.1
Net cash provided by operating activities	57.4	35.9
Cash flows from investing activities
Capital expenditures	(2.5)	(21.4)
Return of investment	3.2	—
Payment of pre-Offering distributions from investments	(11.9)	—
Net cash used in investing activities	(11.2)	(21.4)
Cash flows from financing activities
Net distributions to Parent	—	(14.5)
Quarterly distributions paid to unitholders and General Partner	(14.4)	—
Quarterly distribution paid to noncontrolling interest	(25.1)	—
Net cash used in financing activities	(39.5)	(14.5)
Net increase in cash and cash equivalents	6.7	—
Cash at beginning of the period	150.2	—
Cash at end of the period	$156.9	$—
Supplemental Cash Flow Information
Non-cash investing transactions
Change in accrued capital expenditures	$(0.5)	$(4.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Noncontrolling Interest	Total
Balance at December 31, 2014	$1,016.2	$(140.3)	$(440.9)	$(18.0)	$161.9	$578.9
Net income	7.9	3.7	11.5	0.5	17.8	41.4
Quarterly distributions paid to unitholders and General Partner	(4.8)	(2.2)	(7.1)	(0.3)	—	(14.4)
Quarterly distribution paid to noncontrolling interest	—	—	—	—	(25.1)	(25.1)
Balance at March 31, 2015	$1,019.3	$(138.8)	$(436.5)	$(17.8)	$154.6	$580.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in millions of dollars.

1. Description of the Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our,” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own certain assets received from Shell Pipeline Company LP (“SPLC”) and to own other assets. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC. Our General Partner is Shell Midstream Partners GP LLC (“General Partner,” or “GP”). References to “Shell” refer collectively to Royal Dutch Shell plc (“RDS”) and its controlled affiliates, other than us, our subsidiaries and our General Partner.

Partners’ Capital and Accounting Periods

Post-Offering Periods

On November 3, 2014, we completed our initial public offering (the “Offering”) of 46,000,000 common units (including 6,000,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option). At the completion of the Offering and through March 31, 2015, SPLC owned 21,475,068 common units and 67,457,068 subordinated units, representing an aggregate 64.6% limited partner interest.  SPLC also owned a 100% interest in our General Partner, which in turn owned 2,754,084 General Partner units, representing a 2% General Partner interest.

References to the Partnership or other expressions defined above for time periods beginning November 3, 2014 refer to the post-Offering accounting periods of Shell Midstream Partners, L.P.

Pre-Offering Periods

References to the Partnership or other expressions defined above for time periods prior to November 3, 2014 refer to our predecessor for accounting purposes (“Predecessor”). The Predecessor’s financial results included in our condensed consolidated statements of income and condensed consolidated statements of cash flows contain the financial results of the following predecessor entities for the time periods indicated.

For the accounting periods prior to June 30, 2014, the Predecessor’s financial results are those of the crude oil pipeline system from Houston, Texas to Houma, Louisiana (“Ho-Ho”) wholly owned by SPLC.

On July 1, 2014, SPLC formed a wholly owned subsidiary, Zydeco Pipeline Company LLC (“Zydeco”), to receive the fixed assets and certain agreements of Ho-Ho and other related fixed assets of SPLC. For the accounting periods between July 1, 2014 and November 2, 2014, the Predecessor’s financial results are those of Zydeco.

Description of the Business

We are a fee-based, growth-oriented master limited partnership recently formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport growing onshore and offshore crude oil production to Gulf Coast refining markets and to deliver refined products from those markets to major demand centers. We own interests in two crude oil pipeline systems and two refined products systems. The crude oil pipeline systems, which are held by Zydeco and Mars Oil Pipeline Company (“Mars”), are strategically located along the Texas and Louisiana Gulf Coast and offshore Louisiana. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems, which are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York. On July 1, 2014, SPLC formed Zydeco as a wholly owned subsidiary. In anticipation of our initial public offering of common units by the Partnership, SPLC contributed the fixed assets and certain agreements of Ho-Ho and other related fixed assets of SPLC to Zydeco.

We own a 43.0% interest in Zydeco, a 28.6% interest in Mars, a 49.0% interest in Bengal and a 1.612% interest in Colonial. Zydeco is consolidated within our condensed consolidated financial statements as a subsidiary. Although we own less than 50% of Zydeco, we obtained control of this affiliate via a voting agreement with SPLC through which we have voting power over the ownership interests retained by SPLC in Zydeco. The 57.0% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our condensed consolidated financial statements. We account for each of our investments in Mars and Bengal using the equity method of accounting, and we account for our investment in Colonial using the cost method of accounting.

We generate the majority of our revenue under long-term agreements by charging fees for the transportation of crude oil and refined products through our pipelines. We do not engage in the marketing and trading of any commodities. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. During interim periods, we follow the accounting policies disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”). Please refer to the footnotes to the financial statements in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 when reviewing the interim financial results. The unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

The March 31, 2014 condensed consolidated financial statements were derived from the financial statements and accounting records of SPLC and Shell. These statements reflect the condensed combined historical results of operations and cash flows of our Predecessor as if such business had been a separate entity for the three months ended March 31, 2014. The condensed consolidated statements of income also include expense allocations to our Predecessor prior to July 1, 2014 for certain functions historically performed by SPLC and Shell, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance, and share-based compensation. The portions of expenses that are specifically identifiable were directly expensed to our Predecessor, with the remainder allocated on the basis of fixed assets, headcount, labor or other measure. Our management believes the assumptions underlying the condensed consolidated financial statements, including the assumptions regarding allocation of expenses from SPLC and Shell, are reasonable. Nevertheless, the condensed consolidated financial statements may not include all of the expenses that would have been incurred had we been a stand-alone company during the three months ended March 31, 2014 and may not reflect our condensed consolidated statements of income and cash flows had we been a stand-alone company during the three months ended March 31, 2014. Beginning from July 1, 2014, Zydeco, our Predecessor, entered into an operating and management agreement with SPLC under which SPLC provides general management and administrative services to us. Therefore, we no longer receive allocated corporate expenses from SPLC. We will continue to receive direct and allocated field and regional expenses from SPLC including payroll expenses not covered under the Zydeco operating and management agreement. See details of related party transactions in Note 2 — Related Party Transactions.

Prior to the contribution of fixed assets and certain agreements on July 1, 2014, the cash generated and used by our operations was deposited to SPLC’s centralized account which was comingled with the cash of other pipeline entities controlled by SPLC. SPLC funded our operating and investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on our behalf for any period prior to July 1, 2014. We reflected the cash generated by our operations and expenses paid by SPLC on behalf of our operations as “Net distributions to Parent” on the accompanying condensed consolidated statements of cash flows. On July 1, 2014, we established our own cash accounts for the funding of our operating and investing activities, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us.

All financial information presented represents the condensed consolidated statements of income, financial position and cash flows accordingly:

•

Our condensed consolidated statements of income and cash flows for the three months ended March 31, 2015 consist of the consolidated results of the Partnership. Our condensed consolidated statements of income and cash flows for the three months ended March 31, 2014 consist entirely of the condensed combined results of our Predecessor.

•	Our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 consist of the consolidated balances of the Partnership.

•	Our condensed consolidated statement of changes in equity for the three months ended March 31, 2015 consists of the consolidated results of the Partnership.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 of the Notes to Consolidated Financial Statements in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements

In April 2014, the FASB issued accounting standards updates to Topic 205, “Presentation of Financial Statements” and to Topic 360, “Property, Plant, and Equipment” to change the criteria for reporting discontinued operations. This accounting standard update raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. We adopted this accounting standard update in the first quarter of 2015, and it did not have any impact upon adoption.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a new accounting standard, Topic 606, “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The accounting standards update was to be effective on a retrospective or modified retrospective basis for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with no early adoption permitted. However, in April 2015, the FASB proposed to defer the effective date to annual reporting periods beginning after December 15, 2017. The FASB also decided to permit early adoption, but not before the original public entity effective date of December 15, 2016. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update, which is expected to be issued sometime during the second quarter of 2015. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued accounting standards update, Subtopic 205-40, “Presentation of Financial Statements—Going Concern,” requiring management to evaluate whether events or conditions could impact an entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued) and to provide disclosures if necessary. Disclosures will be required if conditions give rise to substantial doubt and the type of disclosure will be determined based on whether management's plans will be able to alleviate the substantial doubt. The accounting standards update will be effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The adoption of this guidance is not expected to affect our financial position or results of operations.

In January 2015, the FASB issued accounting standards update, Subtopic 225-20, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The adoption of this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not affect our current financial position or results of operations.

In February 2015, the FASB issued accounting standards update to topic 810, “Consolidation” to change the criteria for reporting entities that are required to evaluate whether they should consolidate certain legal entities. This standard update becomes effective prospectively for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. The adoption of this guidance will not affect our financial position or results of operations.

In April 2015, the FASB issued accounting standards update to Subtopic 835-30, “Interest – Imputation of Interest” to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability. These provisions are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our financial position or results of operations.

In April 2015, the FASB issued an accounting standards update to topic 260, “Earnings Per Share” to clarify the presentation of historical earnings per unit for periods prior to the effective date of a transfer of a business to a master limited partnership from the general partner accounted for as an transaction between entities under common control. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the effective date of the transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the transaction occurs for purposes of computing earnings per unit under the two-class method are also required. These provisions are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We have elected early adoption for the fiscal year and interim periods within 2015 as this method of calculating earnings per unit is currently in effect.

2. Related Party Transactions

Commercial Agreements

Purchase and Sale Agreement

On May 12, 2015, we entered into a Purchase and Sale Agreement with SPLC relating to the sale by SPLC to us of additional interests in Zydeco and Colonial (the “Acquisition”), as further described in Note 10 — Subsequent Events.  The Acquisition is expected to close on May 18, 2015 with an effective date of April 1, 2015, subject to customary closing conditions.

 Formation of Zydeco

In connection with the formation of Zydeco and the Offering, we and our Predecessor have entered into various agreements with SPLC and Shell.

On July 1, 2014, in conjunction with its formation, Zydeco entered into a contribution agreement (the “Contribution Agreement”) and an operating and management agreement (the “Management Agreement”) with SPLC. Pursuant to the Contribution Agreement, Zydeco reimburses SPLC for capital expenditures incurred by SPLC on behalf of Zydeco subsequent to November 3, 2014. The Management Agreement requires Zydeco to pay SPLC an annual management fee for general and administrative services.

In conjunction with the Offering, on November 3, 2014, we entered into an omnibus agreement (“Omnibus Agreement”) with SPLC and our General Partner providing for our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf.

Concurrent with the Offering, Zydeco also entered into a tax sharing agreement with an affiliate of Shell whereby Zydeco has agreed to reimburse Shell for state, local and franchise taxes attributable to Zydeco’s portion of the activity included in Shell’s combined returns for the respective taxing jurisdictions.

Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Other Related Party Balances

Other related party balances consist of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$4.2	$10.3
Prepaid expenses	1.3	1.8
Other assets	0.5	0.5
Total assets	$6.0	$12.6
Accounts payable (1)	$4.3	$10.6
Distribution payable to SPLC	—	11.9
Deferred revenue	9.3	4.7
Accrued liabilities	2.1	1.4
Total liabilities	$15.7	$28.6

(1)	Accounts payable – related parties reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.

Related Party Revolving Credit Facilities

As of March 31, 2015 and December 31, 2014 we had no outstanding borrowings on our senior unsecured revolving credit facility agreement (the “Revolver”) with Shell Treasury Center (West) Inc., an affiliate of Shell. As of March 31, 2015 and December 31, 2014 Zydeco had no outstanding borrowings on its senior unsecured revolving credit facility agreement (the “Zydeco Revolver”) with Shell Treasury Center (West) Inc., an affiliate of Shell. For additional information regarding these credit facilities, see Note 6 — Debt.

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as those provided to third parties. Our transportation services revenue from related parties was $9.8 million and $8.7 million for each of the three months ended March 31, 2015 and 2014, respectively. Revenues related to storage services from related parties were approximately $0.6 million and $1.0 million for each of the three months ended March 31, 2015 and 2014, respectively.

During the three-month period ending March 31, 2015, the Partnership received cash distributions of $36.2 million in total from Zydeco, Mars, Bengal and Colonial, of which $18.9 million related to Zydeco.

Prior to SPLC’s contribution of certain fixed assets and agreements to Zydeco on July 1, 2014, SPLC performed certain services which directly and indirectly supported our operations. Personnel and operating costs incurred by SPLC on our behalf were charged to us and are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations. SPLC and Shell also perform certain general corporate functions for us related to finance, legal, information technology, human resources, communications, ethics and compliance, and other shared services. During the three months ended March 31, 2014, we were allocated $2.4 million of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the accompanying condensed consolidated statements of income. These allocated corporate costs relate primarily to the wages and benefits of SPLC’s and Shell’s employees that support our operations. Expenses incurred by SPLC or Shell on our behalf have been allocated to us on the basis of direct usage when identifiable. Where costs incurred by SPLC or Shell could not be determined to relate to us by specific identification, these costs were primarily allocated to us on the basis of fixed assets, headcount, labor or other measure. The expense allocations have been determined on a basis that we, SPLC and Shell consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The allocations may not, however, fully reflect the expenses we would have incurred as a separate, publicly-traded company for the periods presented. All employees performing services on behalf of our operations are employees of SPLC.

Beginning July 1, 2014, we entered into the Management Agreement with SPLC under which SPLC provides general management and administrative services to us. We no longer receive allocated corporate expenses from SPLC or Shell. We will continue to receive direct and allocated field and regional expenses, including payroll expenses not covered under the Management Agreement. These expenses are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

Prior to the Offering, we were covered by the insurance policies of SPLC. Subsequent to the Offering, the majority of our coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense for the three months ended March 31, 2015 was $0.5 million.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three months ended, March 31
	2015	2014
		Predecessor
Operations and maintenance - related parties	$3.9	$3.6
General and administrative - related parties (1)	5.0	2.4
(1)	For the three months ended March 31, 2015, we paid $1.8 million under the Management Agreement and $2.1 million under the Omnibus Agreement for general and administrative services.

Pension and retirement savings plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three months ended March 31, 2015 and 2014 was $0.9 million and $1.1 million, respectively. Our share of defined contribution benefit plan costs for the same periods was $0.2 million in each period. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Share-based compensation

Shell’s incentive compensation programs primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). The Performance Share Plan (“PSP”) was introduced in 2005 by Shell. Conditional awards of RDS shares are made under the terms of the PSP to some 15,000 employees each year. The extent to which the awards vest is determined over a three-year performance period. Half of the award is linked to the key performance indicators, averaged over the period. For the PSP awards made prior to 2010, the other half of the award was linked to the relative total shareholder return over the period compared with four main competitors of RDS. For awards made in 2010 and onwards, the other half of the award is linked to a comparison with four main competitors of RDS over the period on the basis of four relative performance measures. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered.

Under the PSP, awards are made on a highly selective basis to senior personnel. Shares are awarded subject to a three-year vesting period.

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted these types of awards. These share-based compensation costs have been allocated to us as part of the cost allocations from Shell prior to June 30, 2014 and have been immaterial. Beginning July 1, 2014, we did not receive any allocated share-based compensation. Share-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income. These costs totaled less than $0.1 million for the three months ended March 31, 2014.

Equity Method Investments

We have equity method investments in entities that own certain of our assets, including Mars and Bengal.  In some cases we may be required to make capital contributions or other payments to these entities.  For information regarding these equity method investments, see Note 3 – Equity Method Investments for additional details.

3. Equity Method Investments

As of March 31, 2015, our equity method investments consist of a 28.6% interest in Mars and a 49.0% interest in Bengal. The equity method investment balances as of March 31, 2015 for Mars and Bengal are $84.6 million and $72.9 million, respectively. The net income earned from equity method investments for the three months ended March 31, 2015 for Mars and Bengal are $7.4 million and $5.1 million, respectively. The cash distributions received for the three months ended March 31, 2015 from Mars and Bengal are $8.6 million and $7.1 million, respectively.

Summarized Financial Information

The following tables present aggregated selected income statement data for our equity method investments Mars and Bengal (on a 100% basis) for the three months ended March 31, 2015:

	Mars	Bengal
Statements of Income
Total revenues	$44.9	$16.3
Total operating expenses	17.6	6.1
Operating income	$27.3	$10.2
Net income	$27.4	$10.2

4. Property, Plant and Equipment

Property, plant and equipment consist of the following as of March 31, 2015 and December 31, 2014:

	Depreciable Life	March 31, 2015	December 31, 2014
Land	—	$1.4	$1.1
Building and improvements	10 - 40 years	10.5	10.5
Pipeline and equipment	10 - 30 years	320.0	313.6
Other	5 - 25 years	5.5	5.5
		337.4	330.7
Accumulated depreciation		(69.9)	(66.5)
		267.5	264.2
Construction in progress		6.1	10.8
Property, plant and equipment, net		$273.6	$275.0

5. Accrued Liabilities

Third-party accrued liabilities consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Transportation, project engineering	$0.7	$0.6
Property taxes	2.9	0.2
Other accrued liabilities	0.5	0.1
Accrued liabilities - third parties	$4.1	$0.9

6. Debt

Revolving Credit Facility Agreement

On October 31, 2014, the Partnership entered into a $300.0 million senior unsecured revolving credit facility agreement with Shell Treasury Center (West) Inc., an affiliate of Shell, as the lender. The Revolver matures on October 31, 2019 and contains certain restrictive covenants. Loans advanced under the agreement have up to a six-month term. There were no outstanding borrowings as of March 31, 2015 and December 31, 2014.

On May 12, 2015, the Partnership and Shell Treasury Center (West) Inc. amended and restated the Revolver to increase the borrowing capacity amount to $400.0 million. Loans advanced under the amended and restated Revolver have up to a one-year term. In connection with the amendment and restatement of the Revolver, the Partnership agreed to pay an issuance fee of $0.2 million. All other terms and conditions of the agreement were unchanged.

Zydeco Revolving Credit Facility Agreement

On August 6, 2014, Zydeco entered into a senior unsecured revolving credit facility agreement with Shell Treasury Center (West) Inc., an affiliate of Shell, as the lender. The Zydeco Revolver matures on August 6, 2019 and has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. There were no outstanding borrowings as of March 31, 2015 and December 31, 2014.

7. Net Income per Limited Partner Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, General Partner units, and incentive distribution rights. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.

On January 20, 2015, the Board of Directors of our General Partner declared our quarterly cash distribution of $0.1042 per unit, or $14.4 million in total, for the period from November 3, 2014 through December 31, 2014. This distribution was paid on February 12, 2015, to unitholders of record as of February 2, 2015.

On April 23, 2015, the Board of Directors of our General Partner declared our quarterly cash distribution of $0.1750 per unit, or $24.1 million in total, for the first quarter of 2015. This distribution was paid on May 14, 2015, to unitholders of record as of May 5, 2015. The following table shows the allocation of net income to arrive at net income per limited partner unit for the three months ended March 31, 2015:

Net income attributable to the Partnership	$23.6
Less:
General Partner's distribution declared	0.5
Limited Partners' distribution declared on common units	11.8
Limited Partners' distribution declared on subordinated units	11.8
Distributions (in excess of) net income	$(0.5)

	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$0.5	$11.8	$11.8	$24.1
Distributions (in excess of) net income	—	(0.2)	(0.3)	(0.5)
Net income attributable to the Partnership	$0.5	$11.6	$11.5	$23.6
Weighted average units outstanding (in millions):
Basic	2.7	67.5	67.5	137.7
Diluted	2.7	67.5	67.5	137.7
Net income per Limited Partner Unit (in dollars):
Basic		$0.17	$0.17
Diluted		$0.17	$0.17

8. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas. Income taxes for the three months ended March 31, 2015 were $0.2, and for the three months ended March 31, 2014 were zero.

9. Commitments and Contingencies

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

For the three months ended March 31, 2015 and 2014, we incurred zero and $3.8 million, respectively, of environmental clean-up costs. As of March 31, 2015 and December 31, 2014, there were no accruals for environmental clean-up costs.

Legal Proceedings

SPLC and certain affiliates are named defendants in lawsuits and governmental proceedings that arise in the ordinary course of business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we do not expect that the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

10. Subsequent Events

In preparing the accompanying condensed consolidated financial statements, we have reviewed events that have occurred after March 31, 2015, up until the issuance of the condensed consolidated financial statements.

On April 23, 2015, we announced that the board of directors of Shell Midstream Partners GP LLC approved a cash distribution for the first quarter of 2015 of $0.1750 per unit. On May 14, 2015, we will pay $24.1 million to unitholders of record as of May 5, 2015.

On May 12, 2015, we entered into a Purchase and Sale Agreement with SPLC to acquire an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash. The Acquisition is expected to close on May 18, 2015, with an effective date of April 1, 2015, subject to customary closing conditions. Also pursuant to the Purchase and Sale Agreement, SPLC agreed to fund our share of all costs and expenditures incurred by Zydeco after April 1, 2015, associated with Zydeco’s replacement of a two-mile section of a 22-inch diameter pipe under the Atchafalaya River and Bayou Shaffer.

On May 12, 2015, we entered into a Unit Purchase Agreement for the private placement of 7,692,308 common units representing limited partner interests. Upon closing we expect to receive net proceeds of approximately $297.2 million after deducting offering expenses, which proceeds will be used to partially fund the Acquisition. We expect to fund the remainder of the Acquisition with $80.0 million of cash on hand and $70.8 million in borrowings under the Revolver. The private placement is exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Because the Acquisition will be considered a transfer of net assets between entities under common control, the Zydeco and Colonial interests will be transferred at historical carrying value. No recast of the historical financial statements will be required. The acquisition of the additional interest in our subsidiary, Zydeco, will result in an equity transfer with an increase to partners’ capital and a decrease in noncontrolling interest. The acquisition of the additional interest in Colonial will result in an increase in our cost investment and an increase to partners’ capital.

On May 12, 2015, the Partnership and Shell Treasury Center (West) Inc. amended and restated the Revolver to increase the borrowing capacity amount to $400.0 million. In connection with the amendment and restatement of the Revolver, the Partnership agreed to pay an issuance fee of $0.2 million. All other terms and conditions of the agreement were unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our,” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own certain assets received from Shell Pipeline Company LP (“SPLC”) and own other assets. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC. Our General Partner is Shell Midstream Partners GP LLC (“General Partner,” or “GP”). References to “Shell” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our General Partner. We completed our initial public offering on November 3, 2014 (the “Offering”).

When discussing results of the accounting periods prior to the Offering, we are referring to the results of our Predecessor. See Note 1 — “Description of the Business and Basis of Presentation” to the condensed consolidated financial statements included in this report for additional information regarding the Predecessor’s accounting periods.

The following discussion and analysis should also be read in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our 2014 Annual Report and the consolidated financial statements and related notes therein. Our 2014 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2014 Annual Report and the “Cautionary Statement Regarding Forward-Looking Information” in this report.

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

Our assets consist of the following:

•

A 43.0% ownership interest in Zydeco Pipeline Company LLC (“Zydeco”), which was wholly owned by SPLC prior to the Offering. Zydeco wholly owns the Houston-to-Houma crude oil pipeline system, or Ho-Ho, which is regulated by the Federal Energy Regulatory Commission, or FERC. Ho-Ho is situated within the largest refining market in the United States.

•

A 28.6% ownership interest in Mars Oil Pipeline Company (“Mars”). Mars is a major corridor crude oil pipeline in a high-growth area of the offshore Gulf of Mexico, originating approximately 130 miles offshore in the deepwater Mississippi Canyon and terminating in salt dome caverns in Clovelly, Louisiana.

•

A 49.0% ownership interest in Bengal Pipeline Company LLC (“Bengal”). Bengal’s refined products pipeline connects four refineries in the St. Charles, Norco, Garyville and Convent areas of Louisiana with refined products storage tankage in Baton Rouge, Louisiana. Bengal also connects with the Plantation and Colonial pipelines, providing major market outlets to the East Coast from the Gulf Coast.

•

A 1.612% ownership interest in Colonial Pipeline Company (“Colonial”). Colonial is the largest refined products pipeline in the United States, transporting refined products such as gasoline, diesel fuel and jet fuel.

How We Generate Revenue

Our assets generate revenue under four types of long-term transportation agreements: transportation services agreements, throughput and deficiency agreements, life-of-lease agreements and life-of-lease agreements with a guaranteed return. Our transportation services agreements have initial terms ranging from five to fifteen years; our throughput and deficiency agreements have initial terms of ten years or more; and our life-of-lease agreements have a term equal to the life of the applicable mineral lease. We also transport volumes on a short-term basis through posted tariffs, also known as a spot rate basis. Many of our transportation agreements include a provision to allow us to adjust the rate annually based on the FERC index. There is no requirement to reduce the rate when the FERC index is negative, other than spot rates if our rate were to exceed the adjusted index ceiling.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) revenue (including PLA) from contracted capacity and throughput; (ii) operations and maintenance expenses; (iii) Adjusted EBITDA (defined below); and (iv) cash available for distribution.

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
•

increase throughput volumes on our pipeline systems by making connections to existing or new third-party pipelines or other facilities, primarily driven by the anticipated supply of, and demand for, crude oil and refined products; and

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

Adjusted EBITDA and Cash Available for Distribution

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, and depreciation and amortization, plus cash distributed to the Partnership from equity investments for the applicable period, less income from equity investments. We define Adjusted EBITDA attributable to the

Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests. We present these financial measures because we believe replacing our proportionate share of our equity investments’ net income with the cash received from such equity investments more accurately reflects the cash flow from our business, which is meaningful to our investors.

We compute and present cash available for distribution and define it as Adjusted EBITDA attributable to the Partnership less maintenance capital expenditures attributable to the Partnership, net interest paid, cash reserves and income taxes paid, plus net adjustments from volume deficiency payments attributable to the Partnership. Cash available for distribution will not reflect changes in working capital balances.

Adjusted EBITDA and cash available for distribution are non-GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of Adjusted EBITDA and cash available for distribution provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and cash available for distribution are net income and net cash provided by operating activities. Adjusted EBITDA and cash available for distribution should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Adjusted EBITDA and cash available for distribution have important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or cash available for distribution in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and cash available for distribution may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. Please refer to the “Reconciliation of non-GAAP measures” section of Results of Operations for the reconciliation of net income and cash provided by operating activities to Adjusted EBITDA and cash available for distribution.

Factors Affecting the Comparability of Our Financial Results

Our future results of operations will not be comparable to our Predecessor’s historical results of operations for the reasons described below:

•	As of November 3, 2014, we acquired ownership interests in Mars, Bengal and Colonial, which are not included in the results of operations of our Predecessor.
•

We completed several expansion projects on Zydeco, including the installation of new pump stations and the addition of a new connection at Nederland before the end of 2014, and additional expansion of a new third-party connection and new tankage at Port Neches is anticipated before the end of 2015. As a result of the Zydeco pipeline reversal completed in 2013 and the upgrades in 2014, we have experienced an increase in depreciation and in our property tax base and a corresponding increase in property taxes associated with Zydeco.

•

SPLC and Zydeco added to Zydeco a new connection between Nederland and Beaumont terminals and Port Neches tankage by upgrading and reactivating an idled 12-inch pipeline in 2014. This connection facilitated movements for both contract and spot shippers from Nederland and Beaumont terminals but was not sufficient to carry the full committed volume of contract shippers originating out of Nederland and Beaumont. Capacity for full contract volumes will be available in 2015 upon completion of a second third-party 30-inch pipeline connection between Nederland and Port Neches and new tankage at Port Neches.

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

•

Our operations and maintenance and general and administrative expenses historically included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by SPLC. Allocations for operations and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and on the basis of fixed assets, headcount, labor or other measure. Under our Omnibus Agreement, we pay an annual fee of $8.5 million to SPLC for general and administrative services. For the three months ended March 31, 2015, we paid $2.1 million for such services.  For more information about this term fee and the services covered by it, please read Part III, Item 13. “Certain Relationships and Related Party Transactions — Distributions and Payments to Our General Partner and Its Affiliates — Omnibus Agreement” in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. We also incur an additional expense relating to commercial insurance for our ownership interest in Mars. The results of our Predecessor do not include the full amount of this annual fee or additional general and administrative expenses we incur as a result of being a publicly traded partnership.

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

Prices for crude oil continued to remain depressed during the first quarter of 2015. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term.  We have not experienced a significant impact to throughput volumes on Zydeco and Mars, our crude oil pipeline systems, as a result of lower crude oil prices. In addition to benefitting from the long-term fee based arrangements described above, these pipeline systems are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong even in the current weak price environment.  We expect that transportation volumes on Mars and Zydeco will continue to increase as significant deepwater production areas ramp up production, we execute continued debottlenecking efforts, and Zydeco brings a new connection on line (see “Factors Affecting the Comparability of Our Financial Results”). However, if crude oil prices remain weak for a sustained period, we could see a gradual impact on our transportation volumes if production coming into our systems is deferred and a related reduction in income from our allowance oil sales.

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

Major Maintenance Projects

We have two major maintenance projects planned for 2015.  On the Zydeco pipeline system, we are currently in the permitting stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana.  If permitting is completed for work to begin this year, Zydeco expects to incur approximately $23.0 million in maintenance capital expenditures for the total project, of which approximately $9.9 million would be attributable to the Partnership’s ownership share.  Approximately half of this project work is expected to occur in 2015 and accounted for in income and cash flow projections. In connection with the Acquisition, SPLC agreed to indemnify the Partnership against the Partnership’s proportionate share of any and all direct costs incurred by Zydeco after April 1, 2015 with respect to the pipeline replacement project. If permitting is not completed in time for the work to be performed in the fourth quarter of 2015, the project will likely be postponed to the fourth quarter of 2016 to allow performance of the work during optimal weather and water conditions. In addition, Mars anticipates it will incur a several million dollar expense for maintenance of a storage cavern leased at LOOP’s Clovelly Dome Storage Terminal. Pursuant to the Omnibus Agreement, the Partnership has sought indemnity from SPLC for any losses incurred by the Partnership in connection with the Mars project to the extent they exceed the applicable $500,000 deductible, and SPLC has agreed to indemnify us for such losses. The Mars project will have an impact on the Partnership’s expenses in 2015, and therefore on our cash available for distribution. In addition, there is a planned turnaround activity for a producer on the Mars pipeline system in the second quarter of 2015 which will reduce pipeline throughput and revenue. The estimated impact to revenue attributed to the Partnership is expected to be approximately $0.8 million for the second quarter. At this time, there are no significant expenses expected on the Mars pipeline system in conjunction with the turnaround.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. As a result of a substantial majority of our capacity being reserved on a long-term, fixed-rate basis, our revenue is not significantly affected by variation in customers’ actual usage during the term of those contracts.

Regulation

Our interstate common carrier pipelines are subject to regulation by various federal, state and local agencies. For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC as well as third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. We intend to execute three acquisitions from SPLC in 2015, including the Acquisition. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will initially focus our acquisition strategy on transportation and midstream assets within the crude oil and refined products sectors. We believe that we will be well positioned to acquire midstream assets from SPLC and third parties should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Seasonality

We do not expect that our operations will be subject to significant seasonal variation in demand or supply.

Results of Operations

	Three Months Ended March 31,
(in millions of dollars)	2015	2014	$ variance
		Predecessor
Revenue	$51.7	$36.1	$15.6
Costs and expenses
Operations and maintenance	10.8	12.2	(1.4)
General and administrative	6.6	2.8	3.8
Depreciation	3.4	2.8	0.6
Property and other taxes	3.2	3.3	(0.1)
Total costs and expenses	24.0	21.1	2.9
Operating income	27.7	15.0	12.7
Income from equity investments	12.5	—	12.5
Dividend income from investment	1.6	—	1.6
Income from other investments	14.1	—	14.1
Interest expense, net	0.2	—	0.2
Income before income taxes	41.6	15.0	26.6
Income tax expense	0.2	—	0.2
Net income	41.4	$15.0	$26.4
Less: Net income attributable to noncontrolling interests	17.8
Net income attributable to the Partnership	23.6
Less: General Partner's interest in net income attributable to the Partnership	0.5
Limited Partners' interest in net income attributable to the Partnership	$23.1
Adjusted EBITDA attributable to the Partnership	$28.5
Cash available for distribution	$30.9

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day) 1	2015	2014	variance
		Predecessor
Zydeco - Ho-Ho mainlines	526	434	92
Zydeco - Other segments	528	436	92
Zydeco total system	1,054	870	184
Mars total system	301	249	52
Bengal total system	517	488	29

Revenue per barrel ($ per barrel) 2
Zydeco total system	$0.54	$0.45	$0.09
Mars total system	1.62	1.40	0.22
Bengal total system	0.34	0.34	—
(1)	Pipeline throughput is defined as the volume of delivered barrels.
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

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income		Predecessor
Net income	$41.4	$15.0
Add:
Depreciation and amortization	3.4	2.8
Interest expense, net	0.2	—
Income tax expense	0.2	—
Cash distribution received from equity investments — Mars	8.6	—
Cash distribution received from equity investments — Bengal	7.1	—
Less:
Income from equity investments — Mars	7.4	—
Income from equity investments — Bengal	5.1	—
Adjusted EBITDA	48.4	$17.8
Less: Adjusted EBITDA attributable to noncontrolling interests	19.9
Adjusted EBITDA attributable to the Partnership	28.5
Less:
Net interest paid attributable to the Partnership	0.1
Income taxes paid attributable to the Partnership	—
Zydeco maintenance capex attributable to the Partnership	0.5
Add: Net adjustments from volume deficiency payments attributable to the Partnership	3.0
Cash available for distribution attributable to the Partnership	$30.9

	Three Months Ended March 31,
	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities		Predecessor
Net cash provided by operating activities	$57.4	$35.9
Add:
Interest expense, net	0.2	—
Income tax expense	0.2	—
Dividend received in excess of income	3.2	—
Less:
Change in deferred revenue	6.9	9.8
Change in other assets and liabilities	5.7	8.3
Adjusted EBITDA	48.4	$17.8
Less: Adjusted EBITDA attributable to noncontrolling interests	19.9
Adjusted EBITDA attributable to the Partnership	28.5
Less:
Net interest paid attributable to the Partnership	0.1
Income taxes paid attributable to the Partnership	—
Zydeco maintenance capex attributable to the Partnership	0.5
Add: Net adjustments from volume deficiency payments attributable to the Partnership	3.0
Cash available for distribution attributable to the Partnership	$30.9

Three-month period ended March 31, 2015 compared to Three-month period ended March 31, 2014

Revenues

Total revenue from Zydeco in the three-month period ended March 31, 2015 (the “Current Period”) increased by $15.6 million over the three-month period ended March 31, 2014 (the “Comparable Period”) primarily due to $14.9 million in higher third-party transportation services revenue. Total transportation services revenue increased $16.1 million, or 46%, due to 21% higher delivered volumes and higher average tariffs related to the start of one of the committed volume transportation services agreement in the second quarter of 2014. Storage services revenue decreased by $0.5 million primarily due to contractual volume incentives that reduced rental payments and the decision to reduce for operational reasons the amount of storage available for rent.

Costs and Expenses

Total costs and expenses of Zydeco in the Current Period increased by $2.9 million over the Comparable Period due to an increase in general and administrative expenses of $3.8 million partially offset by a $1.4 million decrease in operations and maintenance expenses.

General and administrative expenses in the Current Period increased by $3.8 million over the Comparable Period due to an increase of approximately $4.5 million from management fees from Zydeco and the Partnership and public company expenses of the Partnership, offset by approximately $0.8 million reduction in expenses allocated to Zydeco.

Operations and maintenance expenses of Zydeco decreased primarily due to:

•	approximately $3.0 million of reduced environmental clean up costs; and
•	approximately $1.0 million in reduced maintenance expenses due to weather-related delays affecting maintenance projects in the Current Period;

partially offset by,

•	$1.3 million higher power and fuel expenses due to higher throughput volumes versus the Comparable Period;
•	$0.7 million higher loss from pipeline operations; and
•	$0.5 million higher insurance expense due to new insurance coverage obtained by the Partnership for Zydeco and Mars interests.

Depreciation expense of Zydeco in the Current Period increased by $0.6 million over the Comparable Period due to capital additions related to the Zydeco pipeline reversal and expansion projects.

Income from other investments of the Partnership in the Current Period was $14.1 million due to the earnings from Mars and Bengal equity investments and the dividend from Colonial. We did not have an investment in these entities in the Comparable Period.

Capital Resources and Liquidity

Historically, our Predecessor’s sources of liquidity included cash generated from operations and funding from SPLC. Prior to the contribution of fixed assets and certain agreements to Zydeco, our Predecessor participated in Shell’s centralized cash management system; therefore, our Predecessor’s cash receipts were deposited in SPLC’s bank accounts, all cash disbursements were made from those accounts, and our Predecessor maintained no bank accounts dedicated solely to our assets. Thus, historically our Predecessor’s financial statements have reflected no cash balances. After July 1, 2014, we established our own cash accounts. We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facility. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions.

Revolving Credit Facility Agreements

Zydeco entered into a revolving credit facility (the “Zydeco Revolver”) with an affiliate of Shell as the lender. The Zydeco Revolver has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures on August 6, 2019. There were no outstanding borrowings as of March 31, 2015 and December 31, 2014.

To provide additional liquidity following the Offering, we entered into a revolving credit facility agreement (the “Revolver”) with an affiliate of Shell with an initial borrowing capacity of $300.0 million. The Revolver provides for covenants such as restricting additional indebtedness above $600.0 million and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; and cross-payment default (due to indebtedness in excess of $100.0 million). Loans advanced under the agreement have up to a six-month term. Borrowings under the Revolver bear interest at the three-month LIBOR rate plus a margin. The Revolver also provides for customary fees, including issuance and commitment fees. Commitment fees began to accrue on the date the Partnership entered into the Revolver agreement. The Revolver matures on October 31, 2019. There were no outstanding borrowings as of March 31, 2015 and December 31, 2014.

On May 12, 2015, the Partnership and Shell Treasury Center (West) Inc. amended and restated the Revolver to increase the borrowing capacity amount to $400.0 million. Loans advanced under the amended and restated Revolver have up to a one-year term. In connection with the amendment and restatement of the Revolver, the Partnership agreed to pay an issuance fee of $0.2 million. All other terms and conditions of the agreement were unchanged.

Cash Flows from Operations

Operating Activities. We generated $57.4 million in cash flow from operating activities in the first quarter of 2015 compared to $35.9 million in the prior year period. The $21.5 million increase in cash flows primarily resulted from higher third-party transportation services revenue and income from equity investments. These increases were partially offset by higher general and administrative expenses and a smaller source of cash from changes in working capital.

Investing Activities. Our cash flow used in investing activities was $11.2 million in the first quarter of 2015 compared to $21.4 million in the prior year period. The reduction in cash flow used in investing activities was primarily due to the decrease in expansion capital expenditures on the Ho-Ho pipeline system partially offset by the payment of pre-Offering distributions from investments.

Financing Activities. Our cash flow used in financing activities was $39.5 million in the first quarter of 2015 compared to $14.5 million in the prior year period. The increase in cash flow used in financing activities was primarily due to the quarterly distributions paid to the Partnership unitholders.

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

Our capital expenditures for the first three months of 2015 and 2014 were $2.5 million and $21.4 million, respectively. The decrease in capital expenditures is primarily due to higher direct investment to expand the system in 2014 on the Zydeco pipeline versus 2015, when the expansion investment is primarily made by others and will be repaid through a capital lease.

A summary of our capital expenditures, for the three months ended March 31, 2015 and 2014, is shown in the table below (in millions):

	Three Months Ended March 31,
	2015	2014
		Predecessor
Expansion capital expenditures	$1.3	$18.5
Maintenance capital expenditures	1.2	2.9
Total capital expenditures	$2.5	$21.4
(Decrease) increase in accrued capital expenditures	(0.5)	(4.7)
Total capital expenditures incurred	$2.0	$16.7

 We expect total capital expenditures by Zydeco to be $21.8 million in 2015, of which $2.0 million has been incurred in the Current Period. We expect Zydeco’s maintenance capital expenditures, which are asset integrity projects in nature, to be approximately $17.0 million for the year ending December 31, 2015, of which approximately $12.3 million is to replace a two-mile section of a 22-inch diameter pipe under the Atchafalaya River and Bayou Shaffer. In connection with the Acquisition, SPLC agreed to indemnify the

Partnership against the Partnership’s proportionate share of any and all direct costs incurred by Zydeco after April 1, 2015 with respect to the pipeline replacement project. We expect Zydeco’s expansion capital expenditures to be $4.8 million for 2015. With the exception of this pipe replacement project, we anticipate that both maintenance and growth capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Contractual Obligations

There were no material changes in our contractual obligations as of and during the three months ended March 31, 2015.

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

Critical Accounting Policies and Estimates

As of March 31, 2015, there have been no significant changes to our critical accounting estimates since our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 was filed. Please read Note 1 — “Recent Accounting Pronouncements” to our condensed consolidated financial statements.

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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.
•	Costs associated with compliance with evolving environmental laws and regulations on climate change.
•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.
•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.
•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.
•	The factors generally described in Part I, Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2015 and 2014 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

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

In addition, we did not maintain effective internal control over the accuracy of tariff rate allocations between Shell pipeline systems and associated inputs which impacts the accuracy and reporting of revenues. Specifically, effective controls were not designed or effectively operating to review the accuracy of tariff rate allocations between Shell pipeline systems and associated inputs. This control deficiency resulted in the restatement of our combined audited financial statements as of and for the year ended December 31, 2013 and the revision of our combined financial statements as of and for the period ended June 30, 2014 as described below.

On November 20, 2014, Shell Midstream Partners, L.P. concluded that the audited 2013 combined financial statements of its accounting predecessor, the Houston-to-Houma crude oil pipeline system (“Ho-Ho”), in which the Partnership owns a 43% interest, contained an error that resulted in a $2.8 million understatement of Ho-Ho’s total revenue and net income for 2013. As a result of this error, Ho-Ho’s net parent investment and total assets were understated by $1.9 million for the year ended December 31, 2013 and $1.0 million as of June 30, 2014, after giving effect to certain payments made on accounts receivable. There was no impact on Ho-Ho’s revenue, net income or total cash flow for the six months ended June 30, 2014.  The error was the result of revenue attributable to Ho-Ho that was instead recorded by administrative error to an unrelated pipeline system owned by an affiliate of the Partnership.  The error resulted from a manual data entry mistake. Additionally, this control deficiency could result in misstatements of revenue, accounts receivable, allowance oil and net parent investment and related disclosures that would result in a material misstatement of the combined financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weaknesses described above, we are standardizing processes, segregating financial data within the accounting system, and implementing further controls to validate our financial data. Further, we engaged a third-party internal controls specialist firm to assist our management in a review of our existing control framework, the determination, development and implementation of new controls, the documentation of processes and the performance of control testing. Additional controls have been implemented to mitigate the associated risks and to support the completeness and accuracy of our financial reporting.

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

Internal Control Over Financial Reporting and Changes in Internal Control Over Financial Reporting

The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on the company’s internal control over financial reporting in its annual report.  We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 9 — Commitments and Contingencies to the Partnership’s condensed combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. No material changes to such risk factors have occurred as of the date of this quarterly report.

Item 5. Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

In accordance with our General Business Principles and Code of Conduct, Shell seeks to comply with all applicable international trade laws including applicable sanctions and embargoes.

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us.

The disclosure below relates solely to activities conducted outside the US by non-US affiliates of Royal Dutch Shell plc that may be deemed to be under common "control" with us. The disclosure does not relate to any activities conducted directly by us or our General Partner and does not involve our or the General Partner’s management.

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

In 2010, the RDS Group ceased all of its upstream commercial activities in Iran and suspended new business development, as a direct consequence of the international sanctions imposed on the country.

In 2013, the RDS Group closed its small representative office in Iran.  In the first quarter of 2015, the RDS Group paid $170,432 to the Iranian Ministry of Finance, consisting of a final settlement of corporate income tax related to the financial year ended December 31, 2013. The RDS Group paid $58,778 to its Iranian accountant Bayat Rayan for accounting services. These payments were made through checks guaranteed by Bank Karafarin, where the RDS Group maintains accounts. The RDS Group paid $6,113 to the Iranian Ministry of Finance, consisting of a final settlement of salary and withholding taxes related to the financial year ended December 31, 2013 and withholding taxes related to the first quarter of 2015. These payments were made through the RDS Group’s Iranian accountant Bayat Rayan. These transactions did not generate gross revenue or net profit. However, the RDS Group’s cash deposits in Bank Karafarin (balance of $2.8 million at March 31, 2015) generated non-taxable interest income of $0.1 million in the first quarter of 2015. In the future, the RDS Group expects to make additional payments as a result of the ongoing liquidation process, including tax payments.

Payments to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace amounted to $2,247 in the first quarter of 2015. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

At March 31, 2015, the RDS Group has $1,944 million payable to, and $12 million receivable from, the National Iranian Oil Company. The payable amount decreased by $220 million during the first quarter of 2015 as a result of currency movements. There was no change in the principal amount. The RDS Group is unable to settle the payable position as a result of applicable sanctions.

Item 6. Exhibits

      The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Purchase and Sale Agreement dated May 12, 2015 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	05/13/2015	001-36710
10.2	Common Unit Purchase Agreement dated May 12, 2015 by and among Shell Midstream Partners, L.P. and the Investors named therein	8-K	10.2	05/13/2015	001-36710
10.3	Shell Midstream Partners Amended and Restated Working Capital Facility Agreement, dated as of May 12, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.3	05/13/2015	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2015	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Purchase and Sale Agreement dated May 12, 2015 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	05/13/2015	001-36710
10.2	Common Unit Purchase Agreement dated May 12, 2015 by and among Shell Midstream Partners, L.P. and the Investors named therein	8-K	10.2	05/13/2015	001-36710
10.3	Shell Midstream Partners Amended and Restated Working Capital Facility Agreement, dated as of May 12, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.3	05/13/2015	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X