Form 10-Q
period 2015-06-30
Shell Midstream Partners, L.P.
filed 2015-08-12
CIK 1610466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant had 75,167,376 common units and 67,475,068 subordinated units outstanding as of August 12, 2015.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$113.0	$150.2
Accounts receivable - third parties, net	14.7	16.3
Accounts receivable - related parties	7.7	10.3
Allowance oil	3.3	3.4
Prepaid expenses	1.4	3.6
Total current assets	140.1	183.8
Equity method investments	155.3	160.7
Property, plant and equipment, net	272.7	275.0
Other assets	6.9	4.2
Total assets	$575.0	$623.7
LIABILITIES
Current liabilities
Accounts payable - third parties	$0.5	$—
Accounts payable - related parties	4.8	10.6
Debt payable - related party	70.8	—
Distribution payable to SPLC	—	11.9
Distribution payable to noncontrolling interest	15.8	—
Deferred revenue - third parties	17.8	15.3
Deferred revenue - related parties	9.3	4.7
Accrued liabilities - third parties	10.2	0.9
Accrued liabilities - related parties	1.3	1.4
Total current liabilities	130.5	44.8
Total liabilities	130.5	44.8
Commitments and Contingencies (Note 11)
EQUITY
Common unitholders - public (53,692,308 and 46,000,000 units issued and outstanding as of June 30, 2015 and December 31, 2014)	1,320.8	1,016.2
Common unitholder - SPLC (21,475,068 units issued and outstanding as of June 30, 2015 and December 31, 2014)	(137.8)	(140.3)
Subordinated unitholder - SPLC (67,475,068 units issued and outstanding as of June 30, 2015 and December 31, 2014)	(433.4)	(440.9)
General Partner - SPLC (2,911,070 and 2,754,084 units issued and outstanding as of June 30, 2015 and December 31, 2014)	(404.1)	(18.0)
Total partners' capital	345.5	417.0
Noncontrolling interest	99.0	161.9
Total equity	444.5	578.9
Total liabilities and equity	$575.0	$623.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions of dollars, except per unit data)
		Predecessor		Predecessor
Revenue
Third parties	$46.5	$32.4	$87.8	$58.8
Related parties	11.1	11.0	21.5	20.7
Total revenue	57.6	43.4	109.3	79.5
Costs and expenses
Operations and maintenance - third parties	7.7	5.6	14.6	14.2
Operations and maintenance - related parties	3.4	3.6	7.3	7.2
General and administrative - third parties	3.4	1.1	5.0	1.5
General and administrative - related parties	4.8	4.4	9.8	6.8
Depreciation	3.5	2.5	6.9	5.3
Property and other taxes	3.2	(0.2)	6.4	3.1
Total costs and expenses	26.0	17.0	50.0	38.1
Operating income	31.6	26.4	59.3	41.4
Income from equity investments	10.8	—	23.3	—
Dividend income from investment	2.3	—	3.9	—
Other income	1.0	—	1.0	—
Investment, dividend and other income	14.1	—	28.2	—
Interest expense, net	0.3	—	0.5	—
Income before income taxes	45.4	26.4	87.0	41.4
Income tax expense	0.1	—	0.3	—
Net income	45.3	$26.4	86.7	$41.4
Less: Net income attributable to noncontrolling interests	13.1		30.9
Net income attributable to the Partnership	$32.2		$55.8
General Partner's interest in net income attributable to the Partnership	$0.7		$1.2
Limited Partners' interest in net income attributable to the Partnership	$31.5		$54.6

Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$0.22		$0.39
Subordinated	0.22		0.39

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units - public	53.7		49.8
Common units - SPLC	21.5		21.5
Subordinated units - SPLC	67.5		67.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(in millions of dollars)
		Predecessor
Cash flows from operating activities
Net income	$86.7	$41.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6.9	5.3
Changes in operating assets and liabilities
Accounts receivable	4.2	(1.1)
Allowance oil	0.1	(14.3)
Prepaid expenses	2.3	2.0
Accounts payable	(5.7)	0.9
Deferred revenue	7.1	15.1
Accrued liabilities	8.6	0.8
Net cash provided by operating activities	110.2	50.1
Cash flows from investing activities
Capital expenditures	(3.6)	(46.3)
May 2015 Acquisition	(55.4)	—
Return of investment	5.4	—
Payment of pre-Offering distributions from investments to SPLC	(11.9)	—
Net cash used in investing activities	(65.5)	(46.3)
Cash flows from financing activities
Borrowings under credit facilities	70.8	—
Net proceeds from Private Placement	297.7	—
Contribution from General Partner	6.1	—
Capital distribution to General Partner	(392.6)	—
Distributions to noncontrolling interest	(25.1)	—
Distributions to unitholders and General Partner	(38.5)	—
Credit facilities issuance costs	(0.3)	—
Net distributions to Predecessor	—	(3.8)
Net cash used in financing activities	(81.9)	(3.8)
Net decrease in cash and cash equivalents	(37.2)	—
Cash and cash equivalents at beginning of the period	150.2	—
Cash and cash equivalents at end of the period	$113.0	$—
Supplemental Cash Flow Information
Non-cash investing transactions
Distribution payable to noncontrolling interest	$(15.8)	$—
Change in accrued capital expenditures	$1.0	$(15.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Noncontrolling Interest	Total
Balance at December 31, 2014	$1,016.2	$(140.3)	$(440.9)	$(18.0)	$161.9	$578.9
Net income	19.7	8.5	26.4	1.2	30.9	86.7
Net proceeds from Private Placement	297.7	—	—	—	—	297.7
Contribution from General Partner	—	—	—	6.1	—	6.1
Distributions to noncontrolling interest	—	—	—	—	(40.9)	(40.9)
Distributions to unitholders and General Partner	(12.8)	(6.0)	(18.9)	(0.8)	—	(38.5)
Acquisition of noncontrolling interest	—	—	—	—	(52.9)	(52.9)
Capital distribution to General Partner	—	—	—	(392.6)	—	(392.6)
Balance at June 30, 2015	$1,320.8	$(137.8)	$(433.4)	$(404.1)	$99.0	$444.5

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

1. Description of the Business and Basis of Presentation

Summary

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own and operate assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our General Partner is Shell Midstream Partners GP LLC (“General Partner” or “GP”). References to “Shell” refer collectively to Royal Dutch Shell plc (“RDS”) and its controlled affiliates, other than us, our subsidiaries and our General Partner.

Description of the Business

We are a fee-based, growth-oriented master limited partnership recently formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport growing onshore and offshore crude oil production to Gulf Coast refining markets and to deliver refined products from those markets to major demand centers. As of June 30, 2015, we own interests in two crude oil pipeline systems and two refined products systems. The crude oil pipeline systems, which are held by Zydeco Pipeline Company LLC (“Zydeco”) and Mars Oil Pipeline Company (“Mars”), are strategically located along the Texas and Louisiana Gulf Coast and offshore Louisiana. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems, which are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York. On July 1, 2014, SPLC formed Zydeco as a wholly owned subsidiary. In anticipation of our initial public offering of common units by the Partnership, SPLC contributed the fixed assets and certain agreements of the crude oil pipeline system from Houston, Texas to Houma, Louisiana (“Ho-Ho”) and other related fixed assets of SPLC to Zydeco.

As of June 30, 2015, we own a 62.5% interest in Zydeco, a 28.6% interest in Mars, a 49.0% interest in Bengal and a 3.0% interest in Colonial. Zydeco is consolidated within our condensed consolidated financial statements as a subsidiary. We obtained control of this affiliate via a voting agreement with SPLC through which we have voting power over the ownership interests retained by SPLC in Zydeco. The 37.5% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our condensed consolidated financial statements. We account for each of our investments in Mars and Bengal using the equity method of accounting, and we account for our investment in Colonial using the cost method of accounting.

Effective July 1, 2015, we acquired a 36.0% interest in Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), an offshore crude oil pipeline system located in the central region of the Gulf of Mexico (the “July 2015 Acquisition”). See Note 12 — Subsequent Events for additional details.

We generate the majority of our revenue under long-term agreements by charging fees for the transportation of crude oil and refined products through our pipelines. We do not engage in the marketing and trading of any commodities. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The June 30, 2014 condensed consolidated financial statements were derived from the financial statements and accounting records of SPLC and Shell. References to the Partnership or other expressions defined above for time periods prior to November 3, 2014 refer to our predecessor for accounting purposes (“Predecessor”).These statements reflect the condensed combined historical results of operations and cash flows of our Predecessor as if such business had been a separate entity for the three and six months ended June 30, 2014. The condensed consolidated statements of income also include expense allocations to our Predecessor prior to July 1, 2014 for certain functions historically performed by SPLC and Shell, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance, and share-based compensation. Personnel and operating costs incurred by SPLC and Shell on our Predecessor’s behalf were charged to our Predecessor and are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations. These allocated corporate costs relate primarily to the wages and benefits of SPLC’s and Shell’s employees supporting our Predecessor’s operations and have been allocated to our Predecessor on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount, labor or other measure. The expense allocations have been determined on a basis that we, SPLC and Shell consider to be a reasonable reflection of the utilization of services provided or the benefit received by our Predecessor during the periods presented. Nevertheless, the condensed consolidated financial statements may not include all of the expenses that would have been incurred as a separate, publicly-traded company during the three and six months ended June 30, 2014 and may not reflect our condensed consolidated statements of income and cash flows as a separate, publicly-traded company during the three and six months ended June 30, 2014. All employees performing services on behalf of our Predecessor’s operations are employees of SPLC or Shell. Beginning from July 1, 2014, Zydeco, our Predecessor, entered into an operating and management agreement with SPLC under which SPLC provides general management and administrative services to us. Therefore, we no longer receive allocated corporate expenses from SPLC. We will continue to receive direct and allocated field and regional expenses from SPLC including payroll expenses not covered under the Zydeco operating and management agreement. See details of related party transactions in Note 3 — Related Party Transactions and Agreements.

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

All financial information presented represents the condensed consolidated statements of income, financial position and cash flows accordingly:

•

Our condensed consolidated statements of income for the three and six months ended June 30, 2015 and condensed consolidated statement of cash flows for the six months ended June 30, 2015 consist of the consolidated results of the Partnership. Our condensed consolidated statements of income for the three and six months ended June 30, 2014 and condensed consolidated statement of cash flows for the six months ended June 30, 2014 consist entirely of the condensed combined results of our Predecessor.

•	Our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 consist of the consolidated balances of the Partnership.
•	Our condensed consolidated statement of changes in equity for the six months ended June 30, 2015 consists of the consolidated results of the Partnership.

Partners’ Capital and Accounting Periods

Post-Offering Periods

On November 3, 2014, we completed our initial public offering (the “Offering”) of 46,000,000 common units (including 6,000,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option). At the completion of the Offering, SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 65.9% limited partner interest.  SPLC also owned a 100% interest in our General Partner, which in turn owned 2,754,084 general partner units, representing a 2% general partner interest.

References to the Partnership or other expressions defined above for time periods beginning November 3, 2014 refer to the post-Offering accounting periods of Shell Midstream Partners, L.P.

On May 18, 2015 (the “Issuance Date”), the Partnership completed the sale of 7,692,308 common units representing limited partner interests (the “Common Units”) to unaffiliated third parties in a private placement (the “Private Placement”) for approximately $297.7 million net proceeds ($300.0 million of gross proceeds less $2.3 million of placement agent fees) and issued 156,986 general partner units (the “General Partner Units”) to our General Partner for $6.1 million in order for our General Partner to maintain its 2.0% general partner interest. See Note 8 — Equity — Private Placement for additional detail.

Pre-Offering Periods

The Predecessor’s financial results included in our condensed consolidated statements of income and condensed consolidated statements of cash flows contain the financial results of the following Predecessor entities for the time periods indicated.

For the accounting periods prior to June 30, 2014, the Predecessor’s financial results are those of Ho-Ho, wholly owned by SPLC.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these policies during the six months ended June 30, 2015.

We account for equity and cost method investments acquired under common control prospectively from the date of acquisition consistent with our treatment of these investments in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

For accounting pronouncements issued prior to 2015, refer to Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In July 2015, the FASB affirmed its earlier proposal to defer the effective date of the new revenue standard topic 606, “Revenue from Contracts with Customers,” for all entities by one year, to annual reporting periods beginning after December 15, 2017. The FASB also decided to permit early adoption, but not before the original public entity effective date of December 15, 2016. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

2. Acquisition

On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash (the “May 2015 Acquisition”). The May 2015 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 12, 2015 (“Purchase and Sale Agreement”) among the Operating Company, the Partnership and SPLC and became effective on April 1, 2015, and is accounted for as a transaction between entities under common control. The Partnership funded the May 2015 Acquisition with net proceeds from the Private Placement, $80.0 million of cash on hand and $70.8 million in borrowings under our five year revolving credit facility (“Five Year Revolver”) with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell. Total transaction costs of $0.5 million were incurred in association with the May 2015 Acquisition. The terms of the May 2015 Acquisition were approved by the Board of Directors of our General Partner (the “Board”) and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Purchase and Sale Agreement, SPLC has agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the General Partner at the time of payment.

In connection with the May 2015 Acquisition we acquired book value of net assets under common control as follows:

Other assets (1)	$2.5
Partners' capital (2)	52.9
May 2015 Acquisition	$55.4
(1)	Book value of 1.388% additional interest in Colonial contributed by SPLC.
(2)	Book value of 19.5% additional interest in Zydeco from SPLC’s noncontrolling interest.

We recognized $392.6 million of consideration in excess of the book value of net assets acquired as a capital distribution to our General Partner in accordance with our policy for common control transactions.

3. Related Party Transactions and Agreements

     Related party transactions and agreements with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Purchase and Sale Agreement

See the description of the Purchase and Sale Agreement relating to the May 2015 Acquisition as further described in Note 2 — Acquisition.

 Formation of Zydeco

In connection with the formation of Zydeco and the Offering, the Partnership and our Predecessor have entered into various agreements with SPLC and Shell.

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

Formation of the Partnership

In conjunction with the Offering, on November 3, 2014, we entered into an omnibus agreement (“Omnibus Agreement”) with SPLC and our General Partner providing for our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. Under the Omnibus Agreement certain costs are indemnified by SPLC. SPLC owns the noncontrolling interest in Zydeco. As of June 30, 2015 we have filed two claims for indemnification.

Mars has incurred maintenance expense for an underground cavern integrity project including inspections, plug and abandonment, installations and integrity tests to return the Mars cavern 4 to service. During both the three and six months ended June 30, 2015 we recognized $1.0 million in Other income and as a related party receivable related to the indemnification for the Partnership’s share of these expenses.

Zydeco has incurred general and administrative expenses including expert fees related to a legal matter regarding the Federal Energy Regulatory Commission, or FERC, tariff rates and has also recognized an estimated settlement provision.  Refer to Note 11 – Commitments and Contingencies – Legal Proceedings for additional information. During both the three and six months ended June 30, 2015 we recognized $1.0 million in general and administrative expense reimbursements and as a related party receivable related to the indemnification by SPLC for the Partnership’s share of these expenses.

Other Related Party Balances

Other related party balances consist of the following:

	June 30, 2015	December 31, 2014
Accounts receivable (1)	$7.7	$10.3
Prepaid expenses	0.7	1.8
Other assets	0.7	0.5
Total assets	$9.1	$12.6
Accounts payable (2)	$4.8	$10.6
Debt payable	70.8	—
Distribution payable to SPLC	—	11.9
Distribution payable to noncontrolling interest	15.8	—
Deferred revenue	9.3	4.7
Accrued liabilities	1.3	1.4
Total liabilities	$102.0	$28.6
(1)	Accounts receivable includes reimbursements from SPLC related to the indemnification for the Partnership’s share of expenses related to the FERC rate case and the Mars cavern repair.
(2)	Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.

Related Party Revolving Credit Facilities

As of June 30, 2015 and December 31, 2014 we had $70.8 million and zero outstanding borrowings, respectively, on our Five Year Revolver. As of June 30, 2015 and December 31, 2014 Zydeco had no outstanding borrowings on its senior unsecured revolving credit facility agreement (the “Zydeco Revolver”) with STCW.

On June 29, 2015, in connection with the July 2015 Acquisition, the Partnership entered into a $100.0 million 364 day revolving credit facility agreement (“364 Day Revolver”) with STCW, as lender. The 364 Day Revolver will mature on June 29, 2016. As of June 30, 2015, we had no borrowings outstanding.

For additional information regarding these credit facilities, see Note 7 — Debt.

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as those provided to third parties. Our transportation services revenue from related parties was $10.5 million and $20.3 million for the three and six months ended June 30, 2015, respectively, and $10.1 million and $18.8 million for the three and six months ended June 30, 2014, respectively. Revenues related to storage services from related parties were $0.6 million and $1.2 million for the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2014, respectively.

During the three month period ended June 30, 2015, Zydeco, Mars, Bengal and Colonial declared or paid cash distributions to the Partnership of $41.6 million, of which $26.3 million related to Zydeco. During the six month period ended June 30, 2015, Zydeco, Mars, Bengal and Colonial declared or paid cash distributions to the Partnership of $77.8 million, of which $45.2 million related to Zydeco.

For a discussion of services performed by SPLC and Shell on our behalf, see Note 1 – Description of the Business and Basis of Presentation – Basis of Presentation. During the three and six months ended June 30, 2014, we were allocated $4.4 million and $6.8 million, respectively, of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Prior to the Offering, we were covered by the insurance policies of SPLC. Subsequent to the Offering, the majority of our coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense for the three and six months ended June 30, 2015 was $0.5 million and $1.0 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
Operations and maintenance - related parties	$3.4	$3.6	$7.3	$7.2
General and administrative - related parties (1)	4.8	4.4	9.8	6.8
(1)

For the three and six months ended June 30, 2015, we incurred $1.8 million and $3.6 million, respectively, under the Management Agreement and $2.2 million and $4.3 million, respectively, under the Omnibus Agreement for general and administrative services.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2015 was $0.9 million and $1.8 million, respectively, and for the three and six months ended June 30, 2014 was $1.1 million and $2.2 million, respectively. Our share of defined contribution benefit plan costs for the three and six months ended June 30, 2015 was $0.1 million and $0.3 million, respectively, and for the three and six month periods ended June 30, 2014 was $0.2 million and $0.4 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

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

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted these types of awards. These share-based compensation costs have been allocated to us as part of the cost allocations from Shell prior to June 30, 2014 and have been immaterial. Beginning July 1, 2014, we did not receive any allocated share-based compensation. Share-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income. These costs totaled less than $0.1 million and $0.1 million for the three and six months ended June 30, 2014, respectively.

Equity and Cost Method Investments

We have equity and cost method investments in entities that own certain of our assets, including Mars, Bengal and Colonial. SPLC also owns interests in these entities. In some cases we may be required to make capital contributions or other payments to these entities.  For information regarding the equity method investments, see Note 4 – Equity Method Investments for additional details.

4. Equity Method Investments

The equity method investment balances as of June 30, 2015 for Mars and Bengal are $81.7 million and $73.6 million, respectively. The income earned from equity method investments for the three and six months ended June 30, 2015 for Mars are $5.7 million and $13.1 million, respectively, and for Bengal are $5.1 million and $10.2 million, respectively. The cash distributions received for the three and six months ended June 30, 2015 from Mars are $8.6 million and $17.2 million, respectively, and from Bengal are $4.4 million and $11.5 million, respectively.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments in Mars and Bengal (on a 100% basis):

Mars	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Statements of Income
Total revenues	$46.9	$91.9
Total operating expenses	26.3	43.8
Operating income	$20.6	$48.1
Net income	$20.7	$48.2

Bengal	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Statements of Income
Total revenues	$17.3	$33.6
Total operating expenses	6.9	13.0
Operating income	$10.4	$20.6
Net income	$10.4	$20.5

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of June 30, 2015 and December 31, 2014:

	Depreciable Life	June 30, 2015	December 31, 2014
Land	—	$1.4	$1.1
Building and improvements	10 - 40 years	10.5	10.5
Pipeline and equipment	10 - 30 years	320.1	313.6
Other	5 - 25 years	5.5	5.5
		337.5	330.7
Accumulated depreciation		(73.4)	(66.5)
		264.1	264.2
Construction in progress		8.6	10.8
Property, plant and equipment, net		$272.7	$275.0

6. Accrued Liabilities

Third-party accrued liabilities consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Transportation, project engineering	$1.1	$0.6
Property taxes	5.8	0.2
Other accrued liabilities	3.3	0.1
Accrued liabilities - third parties	$10.2	$0.9

7. Debt

Revolving Credit Facility Agreements

On May 12, 2015, the Partnership and STCW amended and restated the Five Year Revolver to increase the borrowing capacity amount from $300.0 million to $400.0 million. Loans advanced under the amended and restated Five Year Revolver have up to a one-year term. In connection with the amendment and restatement of the Five Year Revolver, the Partnership agreed to pay an issuance fee of $0.2 million. The Five Year Revolver maturity date of October 31, 2019 and all other terms and conditions of the agreement were unchanged. During the three months ended June 30, 2015, we borrowed $70.8 million to partially fund the May 2015 Acquisition. Outstanding borrowings as of June 30, 2015 and December 31, 2014 were $70.8 million and zero, respectively.

On June 29, 2015, in connection with the July 2015 Acquisition, the Partnership entered into a second revolving credit facility with STCW as lender. The 364 Day Revolver has $100.0 million borrowing capacity and will mature on June 29, 2016. All other terms and conditions are materially the same as those of the Five Year Revolver. The Partnership agreed to pay an issuance fee of $0.1 million. As of June 30, 2015, we had no borrowings outstanding.

Zydeco Revolving Credit Facility Agreement

On August 6, 2014, Zydeco entered into a senior unsecured revolving credit facility agreement with STCW as the lender. The Zydeco Revolver matures on August 6, 2019 and has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. There were no outstanding borrowings as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, we were in compliance with the covenants contained in the Five Year Revolver, the 364 Day Revolver, and the Zydeco Revolver.

8. Equity

Private Placement

On the Issuance Date, the Partnership completed the sale of the Common Units in the Private Placement for approximately $297.7 million net proceeds ($300.0 million gross proceeds, or $39.00 per Common Unit, less $2.3 million of placement agent fees). In connection with the issuance of the Common Units, the Partnership issued  the General Partner Units to the GP for consideration of approximately $6.1 million in cash. The GP purchased the General Partner Units in order to maintain its 2.0% general partner interest in the Partnership pursuant to the Partnership’s First Amended and Restated Agreement of Limited Partnership, dated as of November 3, 2014 (the “Partnership Agreement”). The Partnership used the net proceeds of the Private Placement to partially fund the May 2015 Acquisition. See Note 2 — Acquisition for additional detail.

Registration Rights Agreement

In connection with the Private Placement, the Partnership entered into a Registration Rights Agreement with the investors, which granted them certain rights, including a requirement for us to file a shelf registration statement under the Securities Act with the SEC for the resale of the Common Units.  See Note 12 — Subsequent Events, regarding the timely filing and effectiveness of the registration statement.

Units Outstanding

As of June 30, 2015, we had 75,167,376 common units outstanding. SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 62.4% limited partner interest, all of the incentive distribution rights, and 2,911,070 general partner units, representing a 2.0% general partner interest the Partnership.

The changes in the number of units outstanding from December 31, 2014 through June 30, 2015 are as follows:

(in units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	67,475,068	67,475,068	2,754,084	137,704,220
Units issued in connection with private placement	7,692,308	—	156,986	7,849,294
Balance at June 30, 2015	75,167,376	67,475,068	2,911,070	145,553,514

Distribution to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

								Distributions
		Public	SPLC	SPLC	General Partner			per Limited
Date Paid or to be Paid	Three Months Ended	Common	Common	Subordinated	Incentive	2%	Total	Partner Unit
		(in millions, except per unit amounts)
February 12, 2015	December 31, 2014 (1)	$4.8	$2.2	$7.1	$—	$0.3	$14.4	$0.1042
May 14, 2015	March 31, 2015	8.0	3.8	11.8	—	0.5	24.1	0.1750
August 13, 2015	June 30, 2015	10.2	4.1	12.8	0.1	0.5	27.7	0.1900

(1)	The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2014 in accordance with the Partnership Agreement.

9. Net Income per Limited Partner Unit

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

On July 21, 2015, the Board of Directors of our General Partner declared our quarterly cash distribution of $0.19 per unit, or $27.7 million in total, for the second quarter of 2015. This is an 8.6% increase over the first quarter distribution of $0.1750 per unit.  The second quarter distribution will be paid on August 13, 2015, to unitholders of record as of August 3, 2015. The following tables show the allocation of net income to arrive at net income per limited partner unit:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net income attributable to the Partnership	$32.2	$55.8
Less:
General Partner's distribution declared	0.6	1.1
Limited Partners' distribution declared	27.1	50.7
Income in excess of distributions	$4.5	$4.0

Three Months Ended June 30, 2015	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$0.6	$14.3	$12.8	$27.7
Income in excess of distributions	0.1	2.3	2.1	4.5
Net income attributable to the Partnership	$0.7	$16.6	$14.9	$32.2
Weighted average units outstanding (in millions):
Basic		75.2	67.5
Diluted		75.2	67.5
Net income per Limited Partner Unit (in dollars):
Basic		$0.22	$0.22
Diluted		$0.22	$0.22

Six Months Ended June 30, 2015	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$1.1	$26.1	$24.6	$51.8
Income in excess of distributions	0.1	2.1	1.8	4.0
Net income attributable to the Partnership	$1.2	$28.2	$26.4	$55.8
Weighted average units outstanding (in millions):
Basic		71.3	67.5
Diluted		71.3	67.5
Net income per Limited Partner Unit (in dollars):
Basic		$0.39	$0.39
Diluted		$0.39	$0.39

The weighted average units outstanding for the three and six months ended June 30, 2015 include the Common Units as if they were outstanding as of April 1, 2015 which is the effective date of the May 2015 Acquisition.

10. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas. Income taxes for the three and six months ended June 30, 2015 were $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2014 were zero.

11. Commitments and Contingencies

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

As of June 30, 2015 and December 31, 2014, there were no accruals for environmental clean-up costs.

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

Effective July 31, 2014, a rate case was filed against Zydeco with the Federal Energy Regulatory Commission, or FERC. The Zydeco rates since July 31, 2014 are being collected subject to refund and reduction of future tariff rates pending the outcome of a hearing at FERC to determine whether the initial uncommitted (or non-contract) rates are just and reasonable. For more information on the rate case, please read Item 1A. “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2014. At this stage, management has established an accrual of $1.5 million for this matter, which is reflected in the condensed consolidated financial statements as of June 30, 2015. Management believes this amount is a reasonable estimate of the Partnership's exposure based on current available information. The Partnership has the right under the Omnibus Agreement to seek indemnity from SPLC for some of the costs incurred. On a prospective basis, a successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenue and cash flows, including our ability to make distributions to our unitholders.

12. Subsequent Events

In preparing the accompanying condensed consolidated financial statements, we have reviewed events that have occurred after June 30, 2015, up until the issuance of the condensed consolidated financial statements.

In connection with the July 2015 Acquisition, Shell Oil Products US (“SOPUS”) conveyed to us its 36.0% interest in Poseidon for $350.0 million in cash. Poseidon is a Delaware Limited Liability Company formed in February 1996 to design, construct, own and operate an unregulated crude oil pipeline system located offshore Louisiana in the central region of the Gulf of Mexico. The July 2015 Acquisition was funded with borrowings of $100.0 million under the 364 Day Revolver and $250.0 million under the Five Year Revolver. As of July 1, 2015 we had outstanding borrowings of $420.8 million. Because we and SOPUS are both consolidated subsidiaries of Shell, the acquisition of Poseidon will be accounted for under common control accounting. We will account for our interest in Poseidon using the equity method of accounting.

On June 12, 2015, the Partnership filed a Registration Statement on Form S-1 with the SEC to register for resale the 7,692,308 Common Units issued and sold in the Private Placement (see Note 8 — Equity — Private Placement). This registration statement was declared effective by the SEC on July 23, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own certain assets received from Shell Pipeline Company LP (“SPLC”) and own other assets. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC. Our General Partner is Shell Midstream Partners GP LLC (“General Partner” or “GP”). References to “Shell” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our General Partner. We completed our initial public offering on November 3, 2014 (the “Offering”).

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

Our assets consist of the following:

•

A 62.5% ownership interest in Zydeco Pipeline Company LLC (“Zydeco”), which was wholly owned by SPLC prior to the Offering. Zydeco wholly owns the Houston-to-Houma crude oil pipeline system, or Ho-Ho, which is regulated by the Federal Energy Regulatory Commission, or FERC. Ho-Ho is situated within the largest refining market in the United States.

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

•

A 3.0% ownership interest in Colonial Pipeline Company (“Colonial”). Colonial is the largest refined products pipeline in the United States, transporting refined products such as gasoline, diesel fuel and jet fuel.

•

Effective July 1, 2015, a 36.0% ownership interest in Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), a strategic link for central Gulf of Mexico oil to key markets in Louisiana (the “July 2015 Acquisition”). The discussion below does not reflect our ownership interest in Poseidon.

How We Generate Revenue

Our assets, including those owned and operated by Mars and Bengal, generate revenue under four types of long-term transportation agreements: transportation services agreements, throughput and deficiency agreements, life-of-lease agreements and life-of-lease agreements with a guaranteed return. Our transportation services agreements have initial terms ranging from five to fifteen years; our throughput and deficiency agreements have initial terms of ten years or more; and our life-of-lease agreements have a term equal to the life of the applicable mineral lease. We also transport volumes on a short-term basis through posted tariffs, also known as a spot rate basis. Many of our transportation agreements include a provision to allow us to adjust the rate annually based on the FERC index. There is no requirement to reduce the rate when the FERC index is negative, other than spot rates if our rate were to exceed the adjusted index ceiling.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations for the three month period ended June 30, 2015 (the “Current Quarter”) and the six month period ended June 30, 2015 (the “Current Period”) will not be comparable to our Predecessor’s historical results of operations for the three month period ended June 30, 2014 (the “Comparable Quarter”) and the six month period ended June 30, 2014 (the “Comparable Period”) for the reasons described below:

•

For the Comparable Quarter and Comparable Period, our ownership interests in Mars, Bengal and Colonial were not included in the results of operations, as we accounted for these investments prospectively from the date of the Offering.

•

The completion of several expansion projects on Zydeco, including the installation of new pump stations and the addition of a new connection at Nederland provide operational benefits to the Current Quarter and Current Period as compared to the Comparable Quarter and Comparable Period. As a result of pipeline upgrades, we have experienced an increase in depreciation and a corresponding increase in property taxes associated with Zydeco in the Current Quarter and Current Period as compared to the Comparable Quarter and Comparable Period.

•

Mars completed an expansion project that became operational in February 2014. The expansion added approximately 41 miles of 16- to 18-inch diameter pipeline that connects the new Olympus platform to Mars’ existing pipeline at the West Delta 143 platform. The Olympus platform, which is the largest tension-leg platform in the Gulf of Mexico, accesses the deepwater South Deimos, West Boreas and Mars fields. The expansion project is supported by life-of-lease agreements with certain producers. As a result of the expansion, as well as increased volumes from the Amberjack pipeline, which connects with Mars, we experienced higher revenue, volumes, and operating costs in 2014. Mars has experienced higher revenue, volumes, and operating costs in the Current Quarter and Current Period.

•

Our operations and maintenance and general and administrative expenses historically included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by SPLC. Allocations for operations and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and on the basis of fixed assets, headcount, labor or other measure. In conjunction with the Offering, on November 3, 2014, we entered into an omnibus agreement (“Omnibus Agreement”) with SPLC and our General Partner providing for our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. Under our Omnibus Agreement, we pay an annual fee of $8.5 million to SPLC for general and administrative services. For the Current Quarter and Current Period, we incurred $2.2 million and $4.3 million, respectively, for such services.  For more information about this term fee and the services covered by it, please read Part III, Item 13. “Certain Relationships and Related Party Transactions — Distributions and Payments to Our General Partner and Its Affiliates — Omnibus Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2014. We also incur an additional expense relating to commercial insurance for our ownership interest in Mars. The results of our Predecessor do not include the full amount of this annual fee or additional general and administrative expenses we incur as a result of being a publicly traded partnership.

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

Zydeco. On the Zydeco pipeline system, we are currently in the permitting stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana.  If permitting is completed for work to begin this year, Zydeco expects to incur approximately $23.0 million in maintenance capital expenditures for the total project, of which approximately $14.4 million would be attributable to the Partnership’s ownership share.  Approximately one-fourth of this project work is expected to occur in 2015 and is accounted for in income and cash flow projections. In connection with the Zydeco Acquisition, SPLC agreed to reimburse the Partnership against the Partnership’s proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to the pipeline replacement project. If permitting is not completed in time for the work to be performed in the fourth quarter of 2015, the project will likely be postponed to the fourth quarter of 2016 to allow performance of the work during optimal weather and water conditions. As of June 30, 2015, Zydeco has not incurred any capitalized costs related to this project.

Mars. In addition, Mars incurred an expense for maintenance of a storage cavern leased at LOOP’s Clovelly Dome Storage Terminal. Pursuant to the Omnibus Agreement, SPLC confirmed it will indemnify the Partnership for its share of expenses for the Mars storage cavern project to the extent they exceed the applicable $0.5 million deductible applicable to environmental claims. Also, there was a planned partial corridor shutdown on the Mars pipeline system which was completed in the Current Quarter. Better than expected performance of system throughput and revenue more than offset the expected impact of the shutdown.

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

Regulation

Our interstate common carrier pipelines are subject to regulation by various federal, state and local agencies. For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2014.

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC as well as third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. We intend to execute three acquisitions from SPLC in 2015, including the acquisition of an additional interest in Zydeco (the “May 2015 Acquisition”) and July 2015 Acquisition which have already been completed. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will initially focus our acquisition strategy on transportation and midstream assets within the crude oil and refined products sectors. We believe that we will be well positioned to acquire midstream assets from SPLC and third parties should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Seasonality

We do not expect that our operations will be subject to significant seasonal variation in demand or supply.

Results of Operations

	Three Months Ended June 30,
(in millions of dollars)	2015	2014	$ variance
		Predecessor
Revenue	$57.6	$43.4	$14.2
Costs and expenses
Operations and maintenance	11.1	9.2	1.9
General and administrative	8.2	5.5	2.7
Depreciation	3.5	2.5	1.0
Property and other taxes	3.2	(0.2)	3.4
Total costs and expenses	26.0	17.0	9.0
Operating income	31.6	26.4	5.2
Income from equity investments	10.8	—	10.8
Dividend income from investment	2.3	—	2.3
Other income	1.0	—	1.0
Investment, dividend and other income	14.1	—	14.1
Interest expense, net	0.3	—	0.3
Income before income taxes	45.4	26.4	19.0
Income tax expense	0.1	—	0.1
Net income	45.3	$26.4	$18.9
Less: Net income attributable to noncontrolling interests	13.1
Net income attributable to the Partnership	$32.2
General Partner's interest in net income attributable to the Partnership	$0.7
Limited Partners' interest in net income attributable to the Partnership	$31.5
Adjusted EBITDA attributable to the Partnership	$37.0
Cash available for distribution	$36.6

	Three Months Ended June 30,
Pipeline throughput (thousands of barrels per day) 1	2015	2014	variance
		Predecessor
Zydeco - Ho-Ho mainlines	577	486	91
Zydeco - Other segments	556	497	59
Zydeco total system	1,133	983	150
Mars total system	322	271	51
Bengal total system	574	486	88

Revenue per barrel ($ per barrel) 2
Zydeco total system	$0.56	$0.47	$0.09
Mars total system	1.50	1.59	(0.09)
Bengal total system	0.32	0.33	(0.01)
(1)	Pipeline throughput is defined as the volume of delivered barrels.
(2)

Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system and tenure of contract.

	Six Months Ended June 30,
(in millions of dollars)	2015	2014	$ variance
		Predecessor
Revenue	$109.3	$79.5	$29.8
Costs and expenses
Operations and maintenance	21.9	21.4	0.5
General and administrative	14.8	8.3	6.5
Depreciation	6.9	5.3	1.6
Property and other taxes	6.4	3.1	3.3
Total costs and expenses	50.0	38.1	11.9
Operating income	59.3	41.4	17.9
Income from equity investments	23.3	—	23.3
Dividend income from investment	3.9	—	3.9
Other income	1.0	—	1.0
Investment, dividend and other income	28.2	—	28.2
Interest expense, net	0.5	—	0.5
Income before income taxes	87.0	41.4	45.6
Income tax expense	0.3	—	0.3
Net income	86.7	$41.4	$45.3
Less: Net income attributable to noncontrolling interests	30.9
Net income attributable to the Partnership	$55.8
General Partner's interest in net income attributable to the Partnership	$1.2
Limited Partners' interest in net income attributable to the Partnership	$54.6
Adjusted EBITDA attributable to the Partnership	$65.5
Cash available for distribution	$67.5

	Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day) 1	2015	2014	variance
		Predecessor
Zydeco - Ho-Ho mainlines	551	460	91
Zydeco - Other segments	542	467	75
Zydeco total system	1,093	927	166
Mars total system	312	260	52
Bengal total system	545	487	58

Revenue per barrel ($ per barrel) 2
Zydeco total system	$0.55	$0.46	$0.09
Mars total system	1.55	1.49	0.06
Bengal total system	0.33	0.34	(0.01)
(1)	Pipeline throughput is defined as the volume of delivered barrels.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income		Predecessor		Predecessor
Net income	$45.3	$26.4	$86.7	$41.4
Add:
Depreciation and amortization	3.5	2.5	6.9	5.3
Interest expense, net	0.3	—	0.5	—
Income tax expense	0.1	—	0.3	—
Cash distribution received from equity investments — Mars	8.6	—	17.2	—
Cash distribution received from equity investments — Bengal	4.4	—	11.5	—
Less:
Income from equity investments — Mars	5.7	—	13.1	—
Income from equity investments — Bengal	5.1	—	10.2	—
Adjusted EBITDA	51.4	$28.9	99.8	$46.7
Less: Adjusted EBITDA attributable to noncontrolling interests	14.4		34.3
Adjusted EBITDA attributable to the Partnership	37.0		65.5
Less:
Net interest paid attributable to the Partnership	0.3		0.4
Income taxes paid attributable to the Partnership	—		—
Zydeco maintenance capex attributable to the Partnership	0.3		0.8
Add: Net adjustments from volume deficiency payments attributable to the Partnership	0.2		3.2
Cash available for distribution attributable to the Partnership	$36.6		$67.5

	Six Months Ended June 30,
(in millions of dollars)	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities		Predecessor
Net cash provided by operating activities	$110.2	$50.1
Add:
Interest expense, net	0.5	—
Income tax expense	0.3	—
Dividend received in excess of income	5.4	—
Less:
Change in deferred revenue	7.1	15.1
Change in other assets and liabilities	9.5	(11.7)
Adjusted EBITDA	99.8	$46.7
Less: Adjusted EBITDA attributable to noncontrolling interests	34.3
Adjusted EBITDA attributable to the Partnership	65.5
Less:
Net interest paid attributable to the Partnership	0.4
Income taxes paid attributable to the Partnership	—
Zydeco maintenance capex attributable to the Partnership	0.8
Add: Net adjustments from volume deficiency payments attributable to the Partnership	3.2
Cash available for distribution attributable to the Partnership	$67.5

Three month period ended June 30, 2015 compared to three month period ended June 30, 2014

Revenues

Total revenue for the Current Quarter increased by $14.2 million over the Comparable Quarter primarily due to $14.1 million in higher third-party transportation services revenue. Total transportation services revenue increased $14.5 million, or 34%, due to 15% higher delivered volumes and higher average tariffs partly attributable to the start of one of the committed volume transportation agreements during the second quarter 2014.

Costs and Expenses

Total costs and expenses in the Current Quarter increased by $9.0 million over the Comparable Quarter primarily due to $2.7 million of additional general and administrative expenses, $3.4 million higher property taxes from higher property appraisals of the Zydeco assets, and $1.9 million of higher operations and maintenance expenses.

Operations and maintenance expenses in the Current Quarter increased by $1.9 million primarily due to:

•	$1.2 million higher power and fuel expense due to increased throughput volumes of Zydeco; and
•	$1.1 million lower materials and supplies expense in the Comparable Quarter due to an environmental clean-up provision taken in the Comparable Quarter;

partially offset by,

•	$0.5 million higher gain on pipeline operations due to gains on the sale of allowance oil.

General and administrative expenses in the Current Quarter increased by $2.7 million over the Comparable Quarter primarily due to:

•	$2.5 million of the fee payable to SPLC under the Omnibus Agreement and additional costs of being a publicly traded partnership;
•	$1.1 million of legal and expert fees in connection with the FERC rate case;
•	$1.5 million of Zydeco expense to accrue for the settlement of the FERC rate case; and

•	$1.0 million of higher Zydeco expenses related to the management fee initiated in July 1, 2014;

partially offset by,

•	$2.6 million lower legal expenses due to the lack of allocated legal expenses in the Current Quarter as compared to those allocated to the Predecessor in the Comparable Quarter; and
•	$1.0 million indemnity from SPLC to the Partnership for the legal and expert fees in connection with the FERC rate case.

Depreciation expense of Zydeco in the Current Quarter increased by $1.0 million over the Comparable Quarter due to capital additions related to the Zydeco pipeline expansion projects.

Investment, dividend and other income in the Current Quarter was $14.1 million due to the earnings from Mars and Bengal equity investments, the dividend income from Colonial, and other income from the Mars cavern repair indemnity. We did not have an investment in these entities in the Comparable Quarter, nor did we have any other income.

Six month period ended June 30, 2015 compared to six month period ended June 30, 2014

Revenues

Total revenue for the Current Period increased by $29.8 million over the Comparable Period primarily due to $29.1 million in higher third-party transportation services revenue. Total transportation services revenue increased by $30.6 million, or 39%, due to an 18% increase in delivered volumes and higher average tariffs, partly attributable to the start of one of the committed volume transportation agreements during the second quarter 2014.

Costs and Expenses

Total costs and expenses in the Current Period increased by $11.9 million over the Comparable Period primarily due to $6.5 million of additional general and administrative expenses, $3.3 million in higher property taxes from higher property appraisals of the Zydeco assets, and $1.6 million depreciation expense due to capital additions related to the Zydeco pipeline expansion projects.

Operations and maintenance expenses in the Current Period increased by $0.5 million primarily due to:

•	$2.5 million higher power and fuel expense due to increased throughput volumes of Zydeco; and
•	$1.0 million higher insurance expense due to the creation of the Partnership;

partially offset by,

•	$3.0 million lower environmental expense due to the clean-up provisions taken in the Comparable Period.

General and administrative expenses in the Current Period increased by $6.5 million over the Comparable Period primarily due to:

•	$5.2 million of the fee payable to SPLC under the Omnibus Agreement and additional costs of being a publicly traded partnership;
•	$1.7 million of legal and expert fees in connection with the FERC rate case;
•	$1.8 million of higher Zydeco expenses related to the management fee initiated in July 1, 2014; and
•	$1.5 million of Zydeco expense to accrue for the settlement of the FERC rate case;

partially offset by,

•	$2.4 million lower legal expenses due to the lack of allocated legal expenses in the Current Period as compared to those allocated to the Predecessor in the Comparable Period; and
•	$1.0 million indemnity from SPLC to the Partnership for the legal and expert fees in connection with the FERC rate case.

Investment, dividend and other income in the Current Period was $28.2 million due to the earnings from Mars and Bengal equity investments, the dividend income from Colonial, and other income from the Mars cavern repair indemnity. We did not have an investment in these entities in the Comparable Period, nor did we have any other income.

Capital Resources and Liquidity

After July 1, 2014, we established our own cash accounts. We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facility. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of June 30, 2015 was $572.2 million consisting of $113.0 million cash on hand and $459.2 million available capacity under our revolving credit facility agreements.

Revolving Credit Facility Agreements

Zydeco Revolver

Zydeco entered into a revolving credit facility (the “Zydeco Revolver”) with Shell Treasury Center (West) (“STCW”), an affiliate of Shell as the lender. The Zydeco Revolver has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures on August 6, 2019. There were no outstanding borrowings on the Zydeco Revolver as of June 30, 2015 and December 31, 2014.

Five Year Revolver

To provide additional liquidity following the Offering, we entered into a revolving credit facility agreement (“Five Year Revolver”) with STCW with an initial borrowing capacity of $300.0 million. Loans advanced under the initial agreement had up to a six-month term.

On May 12, 2015, the Partnership and STCW amended and restated the Five Year Revolver to increase the borrowing capacity amount from $300.0 million to $400.0 million. Loans advanced under the amended and restated Five Year Revolver have up to a one-year term. In connection with the amendment and restatement of the Five Year Revolver, the Partnership agreed to pay an issuance fee of $0.2 million.

The Five Year Revolver, as amended and revised, provides for covenants such as restricting additional indebtedness above $600.0 million and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; and cross-payment default (due to indebtedness in excess of $100.0 million). Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. The Five Year Revolver also provides for customary fees, including issuance and commitment fees. Commitment fees began to accrue on the date the Partnership entered into the Five Year Revolver agreement. The Five Year Revolver matures on October 31, 2019. There were $70.8 million outstanding borrowings as of June 30, 2015 and zero as of December 31, 2014.

364 Day Revolver

On June 29, 2015, in connection with the July 2015 Acquisition, the Partnership entered into a second revolving credit facility (“364 Day Revolver”) with STCW as lender. The 364 Day Revolver has a $100.0 million borrowing capacity and will mature on June 29, 2016. All other terms and conditions are materially the same as those of the Five Year Revolver. As of June 30, 2015, we had no borrowings outstanding.

Cash Flows from Operations

Operating Activities. We generated $110.2 million in cash flow from operating activities in the first six months of 2015 compared to $50.1 million in the prior year period. The $60.1 million increase in cash flows primarily resulted from higher third-party transportation services revenue and income from equity investments. These increases were partially offset by higher general and administrative expenses.

Investing Activities. Our cash flow used in investing activities was $65.5 million in the first six months of 2015 compared to $46.3 million in the prior year period. The increase in cash flow used in investing activities was primarily due to the May 2015 Acquisition and the payment of pre-Offering distributions from investments, partially offset by a decrease in expansion capital expenditures on the Ho-Ho pipeline system.

Financing Activities. Our cash flow used in financing activities was $81.9 million in the first six months of 2015 compared to $3.8 million in the prior year period. The increase in cash flow used in financing activities was primarily due to the capital distribution to the General Partner, quarterly distributions paid to the unitholders and the General Partner, and distributions paid to the noncontrolling interest, partially offset by net proceeds from private placement, borrowings on the Revolver and cash contribution from the General Partner.

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

We incurred capital expenditures of $4.6 million and $31.1 million for the first six months of 2015 and 2014, respectively. The decrease in capital expenditures is primarily due to higher direct investment to expand the system in 2014 on the Zydeco pipeline as compared to 2015.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in millions of dollars)		Predecessor		Predecessor
Expansion capital expenditures	$0.7	$24.1	$2.0	$42.6
Maintenance capital expenditures	0.4	0.8	1.6	3.7
Total capital expenditures	$1.1	$24.9	$3.6	$46.3
(Decrease) increase in accrued capital expenditures	1.5	(10.5)	1.0	(15.2)
Total capital expenditures incurred	$2.6	$14.4	$4.6	$31.1

 We expect total capital expenditures by Zydeco to be $18.4 million in 2015, of which $4.6 million has been incurred in the first six months of 2015. We expect Zydeco’s maintenance capital expenditures, which are asset integrity projects in nature, to be approximately $10.1 million for the year ending December 31, 2015, of which approximately $5.8 million is to replace a two-mile section of a 22-inch diameter pipe under the Atchafalaya River and Bayou Shaffer. In connection with the Zydeco Acquisition, SPLC agreed to indemnify the Partnership against the Partnership’s proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to the pipeline replacement project. We expect Zydeco’s expansion capital expenditures to be $8.3 million for 2015. With the exception of this pipe replacement project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations. As of June 30, 2015, Zydeco has not incurred any capitalized costs related to this project.

Contractual Obligations

There were no material changes in our contractual obligations as of and during the three and six months ended June 30, 2015.

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

Critical Accounting Policies and Estimates

As of June 30, 2015, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. Please read Note 1 — “Recent Accounting Pronouncements” to our condensed consolidated financial statements.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Shell and our non-affiliate customers to satisfy their obligations under our commercial and other agreements.
•	The volume of crude oil and refined petroleum products we transport.
•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible reduction and refund imposed by federal and state regulators.
•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.
•	Fluctuations in the prices for crude oil and refined petroleum products.
•	Changes in global economic conditions and the effects of a global economic downturn on the business of Shell and the business of its suppliers, customers, business partners and credit lenders.
•	Liabilities associated with the risks and operational hazards inherent in transporting and storing crude oil and refined petroleum products.
•

Curtailment of operations or expansion projects due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.
•	Costs associated with compliance with evolving environmental laws and regulations on climate change.
•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.
•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.
•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.
•	Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.
•	The factors generally described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three and six months ended June 30, 2015 and 2014 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On November 20, 2014, Shell Midstream Partners, L.P. concluded that the audited 2013 combined financial statements of its accounting predecessor, the Houston-to-Houma crude oil pipeline system (“Ho-Ho”), in which the Partnership owned a 43% interest, contained an error that resulted in a $2.8 million understatement of Ho-Ho’s total revenue and net income for 2013. As a result of this error, Ho-Ho’s net parent investment and total assets were understated by $1.9 million for the year ended December 31, 2013 and $1.0 million as of June 30, 2014, after giving effect to certain payments made on accounts receivable. There was no impact on Ho-Ho’s revenue, net income or total cash flow for the six months ended June 30, 2014.  The error was the result of revenue attributable to Ho-Ho that was instead recorded by administrative error to an unrelated pipeline system owned by an affiliate of the Partnership.  The error resulted from a manual data entry mistake. Additionally, this control deficiency could result in misstatements of revenue, accounts receivable, allowance oil and net parent investment and related disclosures that would result in a material misstatement of the combined financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As previously disclosed regarding the material weaknesses described above, we standardized processes, segregated financial data within the accounting system, and implemented further controls to validate our financial data. Further, we engaged a third-party internal controls specialist firm to assist our management in a review of our existing control framework, the determination, development and implementation of new controls, the documentation of processes and the performance of control testing. Additional controls have been implemented to mitigate the associated risks and to support the completeness and accuracy of our financial reporting.

Remediation Plan

Additionally, our management, including the Chief Executive Officer, Chief Financial Officer and Controller have been committed to remediating these material weaknesses in our internal control over financial reporting. Our management has been enhancing existing controls and introducing new controls in the necessary areas by implementing a remediation plan in 2015. This plan has been designed to ensure each area affected by a material weakness is put through a comprehensive remediation process.

The ongoing status of our remediation efforts is reviewed by our Audit Committee who is advised of issues encountered and key decisions reached by management.

As described above, as of December 31, 2014, we did not maintain effective internal control over the completeness and accuracy of revenues. Specifically, controls were not designed or effectively operating to review the completeness and accuracy of journal entries required to properly accrue revenues and record loss/gain from pipeline operations.

During 2015, we have designed and implemented the following controls to address this material weakness:

•

A quarterly analysis of the prior quarter’s journal entries is prepared to ensure each entry is reversed, recorded or excluded as nonrecurring as appropriate in the current quarter. This analysis is reviewed, approved and retained.

•

All journal entries are recorded, documented, reviewed, approved and processed in accordance with our manual journal entry policy to ensure the transaction is valid, the entry is properly coded, and has the appropriate and sufficient supporting information.

•

A quarterly checklist is maintained, reviewed and approved by the Controller to ensure all recurring closing activities, including required recurring journal entries, are completed prior to filing annual and quarterly reports.

We are currently in the testing and measurement phase of our remediation plan. As some of the mitigating controls are performed on a quarterly basis, we currently do not have a sufficient number of transactions to evaluate the design and operating effectiveness of each control or the effectiveness of our remediation plan. We may implement additional processes and controls as part of our remediation plan and, although management is committed to fully remediating our material weaknesses, our remediation plan as described above may not be fully effective.

Also described above, as of December 31, 2014, we did not maintain effective internal control over the accuracy of tariff rate allocations between Shell pipeline systems and associated inputs which impacts the accuracy and reporting of revenues. Specifically, effective controls were not designed or effectively operating to review the accuracy of tariff rate allocations between Shell pipeline systems and associated inputs.

During 2015, we have updated our revenue recognition system to track changes to our tariff rate allocations and implemented a control to review and approve the monthly change log to verify the accuracy of the rate allocation changes.

We are currently in the testing and measurement phase of our remediation plan. As some of the mitigating controls are performed on a quarterly basis, we currently do not have a sufficient number of transactions to evaluate the design and operating effectiveness of each control or the effectiveness of our remediation plan. We may implement additional processes and controls as part of our remediation plan and, although management is committed to fully remediating our material weaknesses, our remediation plan as described above may not be fully effective.

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

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 11 — Commitments and Contingencies to the Partnership’s condensed combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Exhibit 99.2 to our Current Report on Form 8-K dated June 29, 2015. No material changes to such risk factors have occurred as of the date of this quarterly report.

Item 2. Unregistered Sales of Equity Securities

On May 18, 2015, we completed the sale of 7,692,308 common units representing limited partner interests to unaffiliated third parties in a private placement for $297.7 million of net proceeds ($300.0 million of gross proceeds less $2.3 million of placement agent fees), which were used to partially fund the July 2015 Acquisition from Shell Oil Products US. Barclays Capital acted as sole placement agent.  We also issued an additional 156,986 general partner units to our General Partner for $6.1 million in cash in order for our General Partner to maintain its 2.0% general partner interest.  The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act of 1933, as amended.  The Partnership believes that exemptions other than the foregoing exemption may exist for these transactions. In connection with the private placement, we entered into a registration rights agreement with the unaffiliated investors, pursuant to which we agreed to file and maintain a registration statement with respect to the resale of the common units acquired in the private placement. The registration statement was declared effective by the SEC on July 23, 2015. We will receive no proceeds from any sales of common units by the investors under the registration statement.

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

In 2013, the RDS Group closed its small representative office in Iran.  In the second quarter of 2015, the RDS Group paid $85 in stamp duties to the Iranian Ministry of Finance. This payment was made through the RDS Group’s Iranian accountant Bayat Rayan. This transaction did not generate gross revenue or net profit. However, the RDS Group’s cash deposits in Bank Karafarin (balance of $2.8 million at June 30, 2015) generated non-taxable interest income of $0.1 million in the second quarter of 2015. In the future, the RDS Group expects to make additional payments as a result of the ongoing liquidation process, including tax payments.

Payments to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace amounted to $742 in the second quarter of 2015. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

At June 30, 2015, the RDS Group has $2,009 million payable to, and $12 million receivable from, the National Iranian Oil Company (“NIOC”). The payable amount increased by $65 million during the second quarter of 2015 as a result of currency movements. There was no change in the principal amount. The RDS Group is unable to settle the payable position as a result of applicable sanctions.  In the second quarter of 2015, RDS Group officials met Iranian officials in Tehran. They discussed the RDS Group’s outstanding debt to NIOC (any settlement continues to be subject to sanctions), and potential areas for cooperation should sanctions be lifted. In order to obtain visas for these officials, an amount of $442 was paid to the Iranian embassy in The Netherlands and $59 to the Iranian Consulate in Pakistan. There was no gross revenue or net profit associated with these transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future in full compliance with all applicable international trade laws including applicable sanctions and embargoes.

Item 6. Exhibits

      The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Purchase and Sale Agreement dated May 12, 2015 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	05/13/2015	001-36710
10.2	Common Unit Purchase Agreement dated May 12, 2015 by and among Shell Midstream Partners, L.P. and the Investors named therein	8-K	10.2	05/13/2015	001-36710
10.3	Shell Midstream Partners Amended and Restated Working Capital Facility Agreement, dated as of May 12, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.3	05/13/2015	001-36710
10.4	Contribution Agreement dated July 1, 2015 by and among Equilon Enterprises LLC, d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	07/02/2015	001-36710
10.5	Shell Midstream Partners 364-Day Revolving Credit Facility Agreement, dated as of June 29, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	07/02/2015	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2015	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Purchase and Sale Agreement dated May 12, 2015 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	05/13/2015	001-36710
10.2	Common Unit Purchase Agreement dated May 12, 2015 by and among Shell Midstream Partners, L.P. and the Investors named therein	8-K	10.2	05/13/2015	001-36710
10.3	Shell Midstream Partners Amended and Restated Working Capital Facility Agreement, dated as of May 12, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.3	05/13/2015	001-36710
10.4	Contribution Agreement dated July 1, 2015 by and among Equilon Enterprises LLC, d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	07/02/2015	001-36710
10.5	Shell Midstream Partners 364-Day Revolving Credit Facility Agreement, dated as of June 29, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	07/02/2015	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X