Form 10-Q
period 2015-09-30
Shell Midstream Partners, L.P.
filed 2015-11-12
CIK 1610466

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had 75,167,376 common units and 67,475,068 subordinated units outstanding as of November 12, 2015.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$117.5	$150.2
Accounts receivable - third parties, net	16.2	16.3
Accounts receivable - related parties	3.8	10.3
Allowance oil	4.6	3.4
Prepaid expenses	1.3	3.6
Total current assets	143.4	183.8
Equity method investments	186.7	160.7
Property, plant and equipment, net	271.8	275.0
Other assets	6.8	4.2
Total assets	$608.7	$623.7
LIABILITIES
Current liabilities
Accounts payable - third parties	$0.2	$—
Accounts payable - related parties	5.9	10.6
Debt payable - related party	420.8	—
Distribution payable to SPLC	—	11.9
Deferred revenue - third parties	6.5	15.3
Deferred revenue - related parties	6.2	4.7
Accrued liabilities - third parties	11.1	0.9
Accrued liabilities - related parties	1.3	1.4
Total current liabilities	452.0	44.8
Total liabilities	452.0	44.8
Commitments and Contingencies (Note 11)
EQUITY
Common unitholders - public (53,692,308 and 46,000,000 units issued and outstanding as of September 30, 2015 and December 31, 2014)	1,330.4	1,016.2
Common unitholder - SPLC (21,475,068 units issued and outstanding as of September 30, 2015 and December 31, 2014)	(133.9)	(140.3)
Subordinated unitholder - SPLC (67,475,068 units issued and outstanding as of September 30, 2015 and December 31, 2014)	(421.2)	(440.9)
General Partner - SPLC (2,911,070 and 2,754,084 units issued and outstanding as of September 30, 2015 and December 31, 2014)	(722.7)	(18.0)
Total partners' capital	52.6	417.0
Noncontrolling interest	104.1	161.9
Total equity	156.7	578.9
Total liabilities and equity	$608.7	$623.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions of dollars, except per unit data)
		Predecessor		Predecessor
Revenue
Third parties	$57.5	$34.7	$145.3	$93.6
Related parties	14.9	12.2	36.4	33.2
Total revenue	72.4	46.9	181.7	126.8
Costs and expenses
Operations and maintenance - third parties	9.2	4.4	23.8	18.6
Operations and maintenance - related parties	3.6	4.3	10.9	11.5
Loss from disposition of fixed assets	—	0.2	—	0.2
General and administrative - third parties	1.6	0.3	6.6	1.8
General and administrative - related parties	4.9	2.5	14.7	9.3
Depreciation	3.5	2.9	10.4	8.2
Property and other taxes	0.7	1.2	7.1	4.3
Total costs and expenses	23.5	15.8	73.5	53.9
Operating income	48.9	31.1	108.2	72.9
Income from equity investments	24.1	—	47.4	—
Dividend income from investment	2.7	—	6.6	—
Other income	0.1	—	1.1	—
Investment, dividend and other income	26.9	—	55.1	—
Interest expense, net	1.7	0.1	2.2	0.1
Income before income taxes	74.1	31.0	161.1	72.8
Income tax expense	(0.3)	—	—	—
Net income	74.4	$31.0	161.1	$72.8
Less: Net income attributable to noncontrolling interests	20.1		51.0
Net income attributable to the Partnership	$54.3		$110.1
General Partner's interest in net income attributable to the Partnership	$1.5		$2.7
Limited Partners' interest in net income attributable to the Partnership	$52.8		$107.4

Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$0.37		$0.77
Subordinated	0.37		0.77

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units - public	53.7		51.1
Common units - SPLC	21.5		21.5
Subordinated units - SPLC	67.5		67.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(in millions of dollars)
		Predecessor
Cash flows from operating activities
Net income	$161.1	$72.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	10.4	8.2
Loss from disposition of fixed assets	—	0.2
Allowance oil reduction to net realizable value	0.9	1.0
Changes in operating assets and liabilities
Accounts receivable	6.6	(5.6)
Allowance oil	(2.1)	1.7
Prepaid expenses	2.5	2.0
Accounts payable	(5.2)	0.1
Deferred revenue	(7.3)	9.8
Accrued liabilities	11.2	(15.0)
Net cash provided by operating activities	178.1	75.2
Cash flows from investing activities
Capital expenditures	(7.6)	(58.0)
May 2015 Acquisition	(55.4)	—
July 2015 Acquisition	(30.5)	—
Return of investment	4.5	—
Payment of pre-Offering distributions from investments to SPLC	(11.9)	—
Net cash used in investing activities	(100.9)	(58.0)
Cash flows from financing activities
Borrowings under credit facilities	420.8	—
Net proceeds from Private Placement	297.7	—
Contribution from General Partner	6.1	—
Capital distributions to General Partner	(712.1)	—
Distributions to noncontrolling interest	(55.9)	—
Distributions to unitholders and General Partner	(66.2)	—
Credit facilities issuance costs	(0.3)	—
Net contributions from Parent	—	7.6
Distribution of working capital to Parent	—	(2.9)
Net cash (used in) provided by financing activities	(109.9)	4.7
Net (decrease) increase in cash and cash equivalents	(32.7)	21.9
Cash and cash equivalents at beginning of the period	150.2	—
Cash and cash equivalents at end of the period	$117.5	$21.9
Supplemental Cash Flow Information
Non-cash investing transactions
Contribution of fixed assets from SPLC to Zydeco	$—	$11.4
Change in accrued capital expenditures	(0.4)	(15.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Noncontrolling Interest	Total
Balance at December 31, 2014	$1,016.2	$(140.3)	$(440.9)	$(18.0)	$161.9	$578.9
Net income	39.5	16.5	51.4	2.7	51.0	161.1
Net proceeds from Private Placement	297.7	—	—	—	—	297.7
Contribution from General Partner	—	—	—	6.1	—	6.1
Distributions to noncontrolling interest	—	—	—	—	(55.9)	(55.9)
Distributions to unitholders and General Partner	(23.0)	(10.1)	(31.7)	(1.4)	—	(66.2)
Acquisition of noncontrolling interest	—	—	—	—	(52.9)	(52.9)
Capital distributions to General Partner	—	—	—	(712.1)	—	(712.1)
Balance at September 30, 2015	$1,330.4	$(133.9)	$(421.2)	$(722.7)	$104.1	$156.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars.

1. Description of the Business and Basis of Presentation

Summary

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own and operate assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our General Partner is Shell Midstream Partners GP LLC (“General Partner”). References to “Shell” refer collectively to Royal Dutch Shell plc (“RDS”) and its controlled affiliates, other than us, our subsidiaries and our General Partner.

Description of the Business

We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport growing onshore and offshore crude oil production to Gulf Coast refining markets and to deliver refined products from those markets to major demand centers. As of September 30, 2015, we own interests in three crude oil pipeline systems and two refined products systems. The crude oil pipeline systems, which are held by Zydeco Pipeline Company LLC (“Zydeco”), Mars Oil Pipeline Company (“Mars”) and Poseidon Oil Pipeline Company, LLC (“Poseidon”), are strategically located along the Texas and Louisiana Gulf Coast and in the Gulf of Mexico. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems, which are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York. On July 1, 2014, SPLC formed Zydeco as a wholly owned subsidiary. In anticipation of our initial public offering of common units by the Partnership, SPLC contributed the fixed assets and certain agreements of the crude oil pipeline system from Houston, Texas to Houma, Louisiana (“Ho-Ho”) and other related fixed assets of SPLC to Zydeco.

As of September 30, 2015, we own a 62.5% interest in Zydeco, a 28.6% interest in Mars, a 36.0% interest in Poseidon, a 49.0% interest in Bengal and a 3.0% interest in Colonial. Zydeco is consolidated within our condensed consolidated financial statements as a subsidiary. We obtained control of this affiliate via a voting agreement with SPLC through which we have voting power over the ownership interests retained by SPLC in Zydeco. The 37.5% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our condensed consolidated financial statements. We account for each of our investments in Mars, Bengal and Poseidon using the equity method of accounting, and we account for our investment in Colonial using the cost method of accounting.

On November 11, 2015, the Partnership entered into a Contribution Agreement with SPLC and the Operating Company to acquire a 100% interest in Pecten Midstream LLC (“Pecten”) (the “November 2015 Acquisition”). The November 2015 Acquisition is expected to close on or about November 17, 2015, with an effective date of October 1, 2015, subject to customary closing conditions.  Because of the October 1, 2015 effective date, net income attributable to the Partnership will include 100% of the fourth quarter 2015 results of Pecten. Pecten’s fourth quarter cash available for distribution will likewise be included in the Partnership’s fourth quarter 2015 cash available for distribution. Pecten comprises a crude pipeline system located in the Gulf of Mexico (Auger) and a crude storage terminal located southwest of Chicago (Lockport). See Note 12 — Subsequent Events for additional details.

We generate the majority of our revenue under long-term agreements by charging fees for the transportation of crude oil and refined products through our pipelines. We do not engage in the marketing and trading of any commodities. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States of America (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three and nine months ended September 30,

2015 and 2014 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2015. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The September 30, 2014 condensed consolidated financial statements were derived from the financial statements and accounting records of SPLC and Shell. References to the Partnership or other expressions defined above for time periods prior to November 3, 2014 refer to our predecessor for accounting purposes (“Predecessor”). These statements reflect the condensed combined historical results of operations and cash flows of our Predecessor as if such business had been a separate entity for the three and nine months ended September 30, 2014. The condensed consolidated statements of income also include expense allocations to our Predecessor prior to July 1, 2014 for certain functions historically performed by SPLC and Shell, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance, and share-based compensation. Personnel and operating costs incurred by SPLC and Shell on our Predecessor’s behalf were charged to our Predecessor and are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations. These allocated corporate costs relate primarily to the wages and benefits of SPLC’s and Shell’s employees supporting our Predecessor’s operations and have been allocated to our Predecessor on the basis of direct usage when identifiable, with the remainder allocated on the basis of fixed assets, headcount, labor or other measure. The expense allocations have been determined on a basis that we, SPLC and Shell consider to be a reasonable reflection of the utilization of services provided or the benefit received by our Predecessor during the periods presented. Nevertheless, the condensed consolidated financial statements may not include all of the expenses that would have been incurred as a separate, publicly-traded company during the three and nine months ended September 30, 2014 and may not reflect our condensed consolidated statements of income and cash flows as a separate, publicly-traded company during the three and nine months ended September 30, 2014. All employees performing services on behalf of our Predecessor’s operations are employees of SPLC or Shell. Beginning from July 1, 2014, Zydeco, our Predecessor, entered into an operating and management agreement with SPLC (the “Management Agreement”) under which SPLC provides general management and administrative services to us. Therefore, we no longer receive allocated corporate expenses from SPLC. We will continue to receive direct and allocated field and regional expenses from SPLC including payroll expenses not covered under the Management Agreement. See details of related party transactions in Note 3 — Related Party Transactions and Agreements.

Prior to the contribution of fixed assets and certain agreements on July 1, 2014, the cash generated and used by our operations was deposited to SPLC’s centralized account which was comingled with the cash of other pipeline entities controlled by SPLC. SPLC funded our operating and investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on our behalf for any period prior to July 1, 2014. We reflected the cash generated by our operations and expenses paid by SPLC on behalf of our operations as “Net contributions from Parent” in the accompanying condensed consolidated statements of cash flows. On July 1, 2014, we established our own cash accounts for the funding of our operating and investing activities, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us.

All financial information presented represents the condensed consolidated statements of income, financial position and cash flows accordingly:

•

Our condensed consolidated statements of income for the three and nine months ended September 30, 2015 and condensed consolidated statement of cash flows for the nine months ended September 30, 2015 consist of the consolidated results of the Partnership. Our condensed consolidated statements of income for the three and nine months ended September 30, 2014 and condensed consolidated statement of cash flows for the nine months ended September 30, 2014 consist entirely of the condensed combined results of our Predecessor.

•	Our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 consist of the consolidated balances of the Partnership.
•	Our condensed consolidated statement of changes in equity for the nine months ended September 30, 2015 consists of the consolidated results of the Partnership.

Partners’ Capital and Accounting Periods

Post-Offering Periods

On November 3, 2014, we completed our initial public offering (the “Offering”) of 46,000,000 common units (including 6,000,000 common units issued pursuant to the exercise of the underwriters’ over-allotment option). At the completion of the Offering, SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 65.9% limited partner interest.  SPLC also owned a 100% interest in our General Partner, which in turn owned 2,754,084 general partner units, representing a 2.0% general partner interest.

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

For the accounting periods prior to June 30, 2014, the Predecessor’s financial results are those of Ho-Ho, wholly owned by SPLC. For the accounting period from July 1, 2014 to September 30, 2014, the Predecessor’s financial results are those of Zydeco.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to these policies during the nine months ended September 30, 2015.

We account for equity and cost method investments acquired under common control prospectively from the date of acquisition consistent with our treatment of these investments in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

For accounting pronouncements issued prior to April 2015, refer to Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued an accounting standards update to topic 260, “Earnings Per Share” to clarify the presentation of historical earnings per unit for periods prior to the effective date of a transfer of a business to a master limited partnership from the general partner accounted for as an transaction between entities under common control. The amendments in this update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the effective date of the transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the transaction occurs for purposes of computing earnings per unit under the two-class method are also required. These provisions are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We have elected early adoption for the fiscal year and interim periods within 2015. As a result, earnings of acquired businesses prior to the effective date of each acquisition are not allocated to our unitholders in our earnings per unit calculations.

In July 2015, the FASB issued accounting standards update to topic 330, “Inventory” to simplify the measurement of inventory. This amendment requires that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard update becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

In August 2015, the FASB affirmed its earlier proposal to defer the effective date of the new revenue standard topic 606, “Revenue from Contracts with Customers,” for all entities by one year, to annual reporting periods beginning after December 15, 2017. The

FASB also decided to permit early adoption, but not before the original public entity effective date of December 15, 2016. We are currently evaluating the effect that adopting this new standard will have on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued an accounting standards update to Subtopic 835-30, “Interest – Imputation of Interest” to allow for reporting entities to treat debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This accounting standard amends the standard issued in April 2015 in order to specify how to treat line-of-credit arrangements. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our financial position or results of operations.

In September 2015, the FASB issued accounting standards update to topic 805, “Business Combinations” to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our financial position or results of operations

2. Acquisitions

On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash (the “May 2015 Acquisition”). The May 2015 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 12, 2015 (“Purchase and Sale Agreement”) among the Operating Company, the Partnership and SPLC, and became effective on April 1, 2015, and is accounted for as a transaction between entities under common control. The Partnership funded the May 2015 Acquisition with net proceeds from the Private Placement, $80.0 million of cash on hand and $70.8 million in borrowings under our five year revolving credit facility (“Five Year Revolver”) with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell. Total transaction costs of $0.5 million were incurred in association with the May 2015 Acquisition. The terms of the May 2015 Acquisition were approved by the Board of Directors of our General Partner (the “Board”) and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Purchase and Sale Agreement, SPLC has agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the General Partner at the time of payment.

In connection with the May 2015 Acquisition we acquired book value of net assets under common control, which is included in our condensed consolidated balance sheet, as follows:

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

Effective July 1, 2015, Shell Oil Products US (“SOPUS”) conveyed to us its 36.0% interest in Poseidon (the “July 2015 Acquisition”) for $350.0 million in cash. The July 2015 Acquisition closed pursuant to a contribution agreement dated July 1, 2015 (the “Poseidon Contribution Agreement”) among the Operating Company, the Partnership and SOPUS and is accounted for as a transaction between entities under common control. We have recorded this asset acquisition prospectively from the effective date. Poseidon is a Delaware Limited Liability Company formed in February 1996 to design, construct, own and operate a non-Federal Energy Regulatory Commission (“FERC”) regulated crude oil pipeline system located offshore Louisiana in the central region of the Gulf of Mexico. The July 2015 Acquisition was funded with borrowings of $100.0 million under our 364 day revolving credit facility agreement (“364 Day Revolver”) with STCW and $250.0 million under our Five Year Revolver. For additional information regarding these credit facilities, see Note 7 — Related Party Debt. We account for our interest in Poseidon using the equity method of accounting.

In connection with the July 2015 Acquisition we acquired book value of net assets under common control of $30.5 million which is included in Equity method investments in our consolidated balance sheet. We recognized $319.5 million of consideration in excess of the book value of net assets acquired as a capital distribution to our General Partner in accordance with our policy for common control transactions.

3. Related Party Transactions and Agreements

     Related party transactions and agreements include those with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

See the description of the Purchase and Sale Agreement relating to the May 2015 Acquisition and the Poseidon Contribution Agreement relating to the July 2015 Acquisition as further described in Note 2 — Acquisitions.

 Formation of Zydeco

In connection with the formation of Zydeco and the Offering, the Partnership and our Predecessor have entered into various agreements with SPLC and Shell.

On July 1, 2014, in conjunction with its formation, Zydeco entered into a contribution agreement (the “Contribution Agreement”) and the Management Agreement with SPLC. Pursuant to the Contribution Agreement, Zydeco reimburses SPLC for capital expenditures incurred by SPLC on behalf of Zydeco subsequent to November 3, 2014. The Management Agreement requires Zydeco to pay SPLC an annual management fee for general and administrative services.

Concurrent with the Offering, Zydeco also entered into a tax sharing agreement with an affiliate of Shell whereby Zydeco has agreed to reimburse Shell for state, local and franchise taxes attributable to Zydeco’s portion of the activity included in Shell’s combined returns for the respective taxing jurisdictions.

Formation of the Partnership

In conjunction with the Offering, on November 3, 2014, we entered into an omnibus agreement (“Omnibus Agreement”) with SPLC and our General Partner providing for our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. Under the Omnibus Agreement certain costs are indemnified by SPLC. SPLC owns the noncontrolling interest in Zydeco. As of September 30, 2015 we have filed two claims for indemnification.

Mars has incurred maintenance expense for an underground cavern integrity project including inspections, plug and abandonment, installations and integrity tests to return the Mars cavern 4 to service. During the nine months ended September 30, 2015 we recognized $1.1 million in Other income and as a related party receivable related to the indemnification for the Partnership’s share of these expenses.

Zydeco has incurred general and administrative expenses including expert fees related to a legal matter regarding the FERC, tariff rates and has also recognized an estimated settlement provision.  Refer to Note 11 – Commitments and Contingencies – Legal Proceedings for additional information. During the nine months ended September 30, 2015 we recognized $1.1 million in general and administrative expense reimbursements and as a related party receivable related to the indemnification by SPLC for the Partnership’s share of these expenses.

Other Related Party Balances

Other related party balances consist of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$3.8	$10.3
Prepaid expenses	0.8	1.8
Other assets	0.6	0.5
Total assets	$5.2	$12.6
Accounts payable (1)	$5.9	$10.6
Debt payable	420.8	—
Distribution payable to SPLC	—	11.9
Deferred revenue	6.2	4.7
Accrued liabilities	1.3	1.4
Total liabilities	$434.2	$28.6
(1)	Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.

Related Party Revolving Credit Facilities

We have entered into two revolving credit facilities with STCW: The Five Year Revolver and the 364 Day Revolver. Zydeco has entered into a senior unsecured revolving credit facility (the “Zydeco Revolver”) with STCW. For additional information regarding these credit facilities, see Note 7 — Related Party Debt.

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as those provided to third parties. Our transportation services revenue from related parties was $14.3 million and $34.6 million for the three and nine months ended September 30, 2015, respectively, and $11.4 million and $30.5 million for the three and nine months ended September 30, 2014, respectively. Revenues related to storage services from related parties were $0.6 million and $1.8 million for the three and nine months ended September 30, 2015, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2014, respectively.

During the three months ended September 30, 2015, Zydeco, Mars, Bengal, Poseidon and Colonial paid cash distributions to the Partnership of $50.9 million, of which $25.0 million related to Zydeco. During the nine months ended September 30, 2015, Zydeco, Mars, Bengal, Poseidon and Colonial paid cash distributions to the Partnership of $128.7 million, of which $70.2 million related to Zydeco.

For a discussion of services performed by SPLC and Shell on our behalf, see Note 1 – Description of the Business and Basis of Presentation – Basis of Presentation. During the six months ended June 30, 2014, we were allocated $6.8 million of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the accompanying condensed consolidated statements of income.

Beginning July 1, 2014, Zydeco entered into the Management Agreement with SPLC under which SPLC provides general management and administrative services to us. We no longer receive allocated corporate expenses from SPLC or Shell. We will continue to receive direct and allocated field and regional expenses, including payroll expenses not covered under the Management Agreement. These expenses are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

Prior to the Offering, we were covered by the insurance policies of SPLC. Subsequent to the Offering, the majority of our coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense for the three and nine months ended September 30, 2015 was $0.7 million and $1.7 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
		Predecessor		Predecessor
Operations and maintenance - related parties	$3.6	$4.3	$10.9	$11.5
General and administrative - related parties (1)	4.9	2.5	14.7	9.3
(1)

For the three and nine months ended September 30, 2015, we incurred $1.8 million and $5.4 million, respectively, under the Management Agreement and $2.1 million and $6.4 million, respectively, under the Omnibus Agreement for general and administrative services.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2015 was $1.3 million and $3.1 million, respectively, and for the three and nine months ended September 30, 2014 was $0.1 million and $2.2 million, respectively. Our share of defined contribution benefit plan costs for the three and nine months ended September 30, 2015 was $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2014 was $0.1 million and $0.5 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Share-based Compensation

Shell’s incentive compensation programs primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). The Performance Share Plan (“PSP”) was introduced in 2005 by Shell. Conditional awards of RDS shares are made under the terms of the PSP to certain employees each year. The extent to which the awards vest is determined over a three-year performance period. Half of the award is linked to the key performance indicators, averaged over the period. For the PSP awards made prior to 2010, the other half of the award was linked to the relative total shareholder return over the period compared with four main competitors of RDS. For awards made in 2010 and onwards, the other half of the award is linked to a comparison with four main competitors of RDS over the period on the basis of four relative performance measures. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered.

Under the PSP, awards are made on a highly selective basis to senior personnel. Shares are awarded subject to a three-year vesting period.

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted these types of awards. These share-based compensation costs have been allocated to us as part of the cost allocations from Shell prior to June 30, 2014 and have been immaterial. Beginning July 1, 2014, we did not receive any allocated share-based compensation. Share-based compensation expense is included in general and administrative expenses in the accompanying condensed consolidated statements of income. These costs totaled $0.1 million for the six months ended June 30, 2014.

Equity and Cost Method Investments

We have equity and cost method investments in entities that own certain of our assets, including Mars, Bengal, Poseidon and Colonial. SPLC also owns interests in some of these entities. In some cases we may be required to make capital contributions or other payments to these entities. See Note 4 – Equity Method Investments for additional details.

4. Equity Method Investments

Equity investments in affiliates comprise the following as of the dates indicated:

	September 30, 2015	December 31, 2014
Mars	$84.5	$75.0
Bengal	74.1	85.7
Poseidon (1)	28.1	-
	$186.7	$160.7

(1)	We acquired an equity interest in Poseidon on July 1, 2015. For additional information regarding this transaction, see Note 2 — Acquisitions.

Our equity investments in affiliates balance was affected by the following during the periods indicated:

	Three Months Ended September 30, 2015
	Mars	Bengal	Poseidon	Total
Distributions received	$7.7	$5.1	$10.4	$23.2
Income from equity investments	10.5	5.6	8.0	24.1

	Nine Months Ended September 30, 2015
	Mars	Bengal	Poseidon	Total
Distributions received	$24.9	$16.6	$10.4	$51.9
Income from equity investments	23.6	15.8	8.0	47.4
Return of investment(1)	1.3	0.8	2.4	4.5
(1)	Distributions received in excess of our income from equity investments is shown as a return of investment in our condensed consolidated statements of cash flows.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments in Mars, Bengal and Poseidon (on a 100% basis):

Mars	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total revenues	$56.8	$148.7
Total operating expenses	19.2	63.0
Operating income	$37.6	$85.7
Net income	$37.6	$85.8

Bengal	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Total revenues	$18.6	$52.2
Total operating expenses	7.2	20.3
Operating income	$11.4	$31.9
Net income	$11.3	$31.8

Poseidon	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015 (1)
Total revenues	$30.8	$92.7
Total operating expenses	7.0	21.6
Operating income	$23.8	$71.1
Net income	$22.9	$67.8

(1)

We acquired an equity interest in Poseidon on July 1, 2015. For comparative purposes we have disclosed summarized financial information for the nine months ended September 30, 2015. For additional information regarding this transaction, see Note 2 – Acquisitions.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of September 30, 2015 and December 31, 2014:

	Depreciable Life	September 30, 2015	December 31, 2014
Land	—	$1.4	$1.1
Building and improvements	10 - 40 years	10.5	10.5
Pipeline and equipment	10 - 30 years	328.3	313.6
Other	5 - 25 years	5.5	5.5
		345.7	330.7
Accumulated depreciation		(77.0)	(66.5)
		268.7	264.2
Construction in progress		3.1	10.8
Property, plant and equipment, net		$271.8	$275.0

6. Accrued Liabilities

Third-party accrued liabilities consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Transportation, project engineering	$1.1	$0.6
Property taxes	6.0	0.2
Other accrued liabilities	4.0	0.1
Accrued liabilities - third parties	$11.1	$0.9

7. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	September 30, 2015	December 31, 2014
Five Year Revolver, variable rate, due October 2019 (1)	$320.8	$—
364 Day Revolver, variable rate, due June 2016 (2)	100.0	—
Zydeco Revolver, variable rate, due August 2019 (3)	—	—
	$420.8	$—

(1)	As of September 30, 2015, availability under the $400.0 million Five Year Revolver was $79.2 million. Individual borrowings under this credit facility must be repaid within one year.
(2)	As of September 30, 2015, there was no availability under the $100.0 million 364 Day Revolver.
(3)	As of September 30, 2015, availability under the $30.0 million Zydeco Revolver was $30.0 million.

Revolving Credit Facility Agreements

On May 12, 2015, the Partnership and STCW amended and restated the Five Year Revolver to increase the borrowing capacity amount from $300.0 million to $400.0 million. Loans advanced under the amended and restated Five Year Revolver have up to a one-year term. In connection with the amendment and restatement of the Five Year Revolver, the Partnership paid an issuance fee of $0.2 million. The Five Year Revolver maturity date of October 31, 2019 and all other terms and conditions of the agreement were unchanged. During the nine months ended September 30, 2015, we borrowed $70.8 million to partially fund the May 2015 Acquisition, and an additional $250.0 million to partially fund the July 2015 Acquisition.

On June 29, 2015, in connection with the July 2015 Acquisition, the Partnership entered into a second revolving credit facility with STCW as lender. The 364 Day Revolver has $100.0 million borrowing capacity and will mature on June 29, 2016. All other terms and conditions are materially the same as those of the Five Year Revolver. The Partnership paid an issuance fee of $0.1 million. During the three months ended September 30, 2015, we borrowed $100.0 million to partially fund the July 2015 Acquisition.

Zydeco Revolving Credit Facility Agreement

On August 6, 2014, Zydeco entered into a senior unsecured revolving credit facility agreement with STCW as the lender. The Zydeco Revolver matures on August 6, 2019 and has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term.

As of September 30, 2015, we were in compliance with the covenants contained in the Five Year Revolver and the 364 Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

8. Equity

Private Placement

On the Issuance Date, the Partnership completed the sale of the Common Units in the Private Placement for approximately $297.7 million net proceeds ($300.0 million gross proceeds, or $39.00 per Common Unit, less $2.3 million of placement agent fees). In connection with the issuance of the Common Units, the Partnership issued the General Partner Units to the General Partner for consideration of approximately $6.1 million in cash. The General Partner purchased the General Partner Units in order to maintain its 2.0% general partner interest in the Partnership pursuant to the Partnership’s First Amended and Restated Agreement of Limited Partnership, dated November 3, 2014 (the “Partnership Agreement”). The Partnership used the net proceeds of the Private Placement to partially fund the May 2015 Acquisition. See Note 2 — Acquisitions for additional detail.

Registration Rights Agreement

In connection with the Private Placement, the Partnership entered into a Registration Rights Agreement with the investors, which granted them certain rights, including a requirement for us to file a shelf registration statement under the Securities Act with the SEC for the resale of the Common Units. On June 12, 2015, the Partnership filed a Registration Statement on Form S-1 with the SEC to register for resale the 7,692,308 Common Units issued and sold in the Private Placement. This registration statement was declared effective by the SEC on July 23, 2015.

Units Outstanding

As of September 30, 2015, we had 75,167,376 common units outstanding. SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 62.4% limited partner interest, all of the incentive distribution rights, and 2,911,070 general partner units, representing a 2.0% general partner interest the Partnership.

The changes in the number of units outstanding from December 31, 2014 through September 30, 2015 are as follows:

(in units)	Common	Subordinated	General Partner	Total
Balance at December 31, 2014	67,475,068	67,475,068	2,754,084	137,704,220
Units issued in connection with private placement	7,692,308	—	156,986	7,849,294
Balance at September 30, 2015	75,167,376	67,475,068	2,911,070	145,553,514

Distribution to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

								Distributions
		Public	SPLC	SPLC	General Partner			per Limited
Date Paid or to be Paid	Three Months Ended	Common	Common	Subordinated	Incentive	2%	Total	Partner Unit
		(in millions, except per unit amounts)
February 12, 2015	December 31, 2014 (1)	$4.8	$2.2	$7.1	$—	$0.3	$14.4	$0.1042
May 14, 2015	March 31, 2015	8.0	3.8	11.8	—	0.5	24.1	0.1750
August 13, 2015	June 30, 2015	10.2	4.1	12.8	0.1	0.5	27.7	0.1900
November 12, 2015	September 30, 2015	11.0	4.4	13.9	0.4	0.6	30.3	0.2050

(1)	The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2014 in accordance with the Partnership Agreement.

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

On October 20, 2015, the Board of Directors of our General Partner declared our quarterly cash distribution of $0.2050 per unit, or $30.3 million in total, for the third quarter of 2015. This is a 7.9% increase over the second quarter distribution of $0.19 per unit.  The third quarter distribution will be paid on November 12, 2015, to unitholders of record as of November 2, 2015. The following tables show the allocation of net income to arrive at net income per limited partner unit:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net income attributable to the Partnership	$54.3	$110.1
Less:
General Partner's distribution declared	1.0	2.1
Limited Partners' distribution declared	29.3	80.0
Income in excess of distributions	$24.0	$28.0

Three Months Ended September 30, 2015	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$1.0	$15.4	$13.9	$30.3
Income in excess of distributions	0.5	12.4	11.1	24.0
Net income attributable to the Partnership	$1.5	$27.8	$25.0	$54.3
Weighted average units outstanding (in millions):
Basic		75.2	67.5
Diluted		75.2	67.5
Net income per Limited Partner Unit (in dollars):
Basic		$0.37	$0.37
Diluted		$0.37	$0.37

Nine Months Ended September 30, 2015	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$2.1	$41.5	$38.5	$82.1
Income in excess of distributions	0.6	14.5	12.9	28.0
Net income attributable to the Partnership	$2.7	$56.0	$51.4	$110.1
Weighted average units outstanding (in millions):
Basic		72.6	67.5
Diluted		72.6	67.5
Net income per Limited Partner Unit (in dollars):
Basic		$0.77	$0.77
Diluted		$0.77	$0.77

The weighted average units outstanding for the nine months ended September 30, 2015 include the Common Units as if they were outstanding as of April 1, 2015 which is the effective date of the May 2015 Acquisition. The holders of the Common Units are entitled to earnings and cash available for distribution from the effective date even though the Common Units were issued later on May 18, 2015.

10. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas. Income taxes for the three and nine months ended September 30, 2015 were $(0.3) million and zero, respectively, and for the three and nine months ended September 30, 2014 were zero.

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

As of September 30, 2015 and December 31, 2014, there were no accruals for environmental clean-up costs.

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

Effective July 31, 2014, a rate case was filed against Zydeco with the FERC. The Zydeco uncommitted (or non-contract) rates since July 31, 2014 are being collected subject to refund and reduction of future tariff rates pending the approval of a settlement at FERC. For more information on the rate case, please read Item 1A. “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2014. At this stage, management has established an accrual of $1.5 million for this matter, which is reflected in the condensed consolidated financial statements as of September 30, 2015. Management believes this amount is a reasonable estimate of the Partnership's exposure based on current available information. The Partnership has the right under the Omnibus Agreement to seek indemnity from SPLC for some of the costs incurred. On a prospective basis, a successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenue and cash flows, including our ability to make distributions to our unitholders.

12. Subsequent Events

In preparing the accompanying condensed consolidated financial statements, we have reviewed events that have occurred after September 30, 2015, up until the issuance of the condensed consolidated financial statements.

November 2015 Acquisition

On November 11, 2015, the Partnership entered into a Contribution Agreement with SPLC and the Operating Company to acquire a 100% interest in Pecten for $390.0 million.  Pecten comprises a crude pipeline system located in the Gulf of Mexico (Auger) and a crude storage terminal located southwest of Chicago (Lockport).  The Partnership expects to fund the November 2015 Acquisition with proceeds from a registered offering of common units, borrowings under the 364 Day Revolver as amended (as described below), cash on hand, or a combination thereof.  The November 2015 Acquisition is expected to close on or about November 17, 2015, with an effective date of October 1, 2015, subject to customary closing conditions. Because of the October 1, 2015 effective date, net income attributable to the Partnership will include 100% of the fourth quarter 2015 results of Pecten. Pecten’s fourth quarter cash available for distribution will likewise be included in the Partnership’s fourth quarter 2015 cash available for distribution.

In connection with the November 2015 Acquisition, we increased the commitment under the 364 Day Revolver to $180.0 million, with an option exercisable by the Partnership to further increase the commitment by up to an additional $200.0 million.

Registration Statement

On November 2, 2015, we filed an automatically effective shelf registration statement with the SEC relating to an indeterminate number of common units and partnership securities representing limited partner interests.

Port Neches Tank Lease

On October 26, 2015, we entered into an agreement with a related party in which we will take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015.  This arrangement is a capital lease which provides for an interim in-service period for the purpose of commissioning the tanks in which we pay a nominal monthly fee. Our capitalized costs and related capital lease obligation commences effective December 1, 2015. Upon the in-service date, which is expected to occur during the second quarter of 2016, our monthly lease payment will be $0.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own certain assets received from Shell Pipeline Company LP (“SPLC”) and own other assets. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC. Our General Partner is Shell Midstream Partners GP LLC (“General Partner”). References to “Shell” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our General Partner. We completed our initial public offering on November 3, 2014 (the “Offering”).

When discussing results of the accounting periods prior to the Offering, we are referring to the results of our Predecessor. See Note 1 — Description of the Business and Basis of Presentation to the condensed consolidated financial statements included in this report for additional information regarding the Predecessor’s accounting periods.

The following discussion and analysis should also be read in conjunction with Management’s Discussion and Analysis in Part II—Item 7 of our 2014 Annual Report and the consolidated financial statements and related notes therein. Our 2014 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in the 2014 Annual Report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines and terminals serving as key infrastructure to transport growing onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and to deliver refined products from Gulf Coast markets to major demand centers. We generate the majority of our revenue under long-term agreements by charging fees for the transportation or storage of crude oil and refined products through our pipelines. We do not engage in the marketing and trading of any commodities.

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

•	A 36.0% ownership interest in Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), a strategic link for central Gulf of Mexico oil to key markets in Louisiana (the “July 2015 Acquisition”).
•

A 3.0% ownership interest in Colonial Pipeline Company (“Colonial”). Colonial is the largest refined products pipeline in the United States, transporting refined products such as gasoline, diesel fuel and jet fuel.

•

On November 11, 2015, the Partnership entered into a Contribution Agreement with SPLC and the Operating Company to acquire a  100% interest in Pecten Midstream LLC (“Pecten”) (the “November 2015 Acquisition”).  The November 2015 Acquisition is expected to close on or about November 17, 2015, with an effective date of October 1, 2015, subject to customary closing conditions.  Because of the October 1, 2015 effective date, net income attributable to the Partnership will include 100% of the fourth quarter 2015 results of Pecten. Pecten’s fourth quarter cash available for distribution will likewise be included in the Partnership’s fourth quarter 2015 cash available for distribution. Pecten comprises a crude oil pipeline system located in the Gulf of Mexico (Auger) and a crude oil storage terminal located southwest of Chicago (Lockport). See Note 12 — Subsequent Events for additional details.

How We Generate Revenue

Our assets, including those owned and operated by Mars, Bengal and Poseidon generate revenue under four types of long-term transportation agreements: transportation services agreements, throughput and deficiency agreements, life-of-lease agreements and life-of-lease agreements with a guaranteed return. Our transportation services agreements have initial terms ranging from five to fifteen years; our throughput and deficiency agreements have initial terms of ten years or more; and our life-of-lease agreements have a term equal to the life of the applicable mineral lease. We also transport volumes on a short-term basis through posted tariffs, also known as a spot rate basis. Many of our transportation agreements include a provision to allow us to adjust the rate annually based on the FERC index, which adjusts on July 1 of each year. There is no requirement to reduce the rate when the FERC index is negative, other than spot rates if our rate were to exceed the adjusted index ceiling.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations for the three months ended September 30, 2015 (the “Current Quarter”) and the nine months ended September 30, 2015 (the “Current Period”) will not be comparable to our Predecessor’s historical results of operations for the three months ended September 30, 2014 (the “Comparable Quarter”) and the nine months ended September 30, 2014 (the “Comparable Period”) for the reasons described below:

•

For the Comparable Quarter and Comparable Period, our ownership interests in Mars, Bengal, Poseidon and Colonial were not included in the results of operations, as we accounted for these investments prospectively from their respective dates of acquisition by the Partnership.

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

•

Mars completed an expansion project that became operational in February 2014. The expansion added approximately 41 miles of 16- to 18-inch diameter pipeline that connects the new Olympus platform to Mars’ existing pipeline at the West Delta 143 platform. The Olympus platform, which is the largest tension-leg platform in the Gulf of Mexico, accesses the deepwater South Deimos, West Boreas and Mars fields. The expansion project is supported by life-of-lease agreements with certain producers. As a result of growing volumes on the expansion, as well as increased volumes from the Amberjack pipeline, which connects with Mars, we experienced higher revenue, volumes, and operating costs in 2015. Mars has experienced higher revenue, volumes, and operating costs in the Current Quarter and Current Period.

•

Our operations and maintenance and general and administrative expenses historically included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by SPLC. Allocations for operations and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and on the basis of fixed assets, headcount, labor or other measure. In conjunction with the Offering, on November 3, 2014, we entered into an omnibus agreement (“Omnibus Agreement”) with SPLC and our General Partner providing for our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. Under our Omnibus Agreement, we pay an annual fee of $8.5 million to SPLC for general and administrative services. For the Current Quarter and Current Period, we incurred $2.1 million and $6.4 million, respectively, for such services.  For more information about this term fee and the services covered by it, please read Part III, Item 13. “Certain Relationships and Related Party Transactions — Distributions and Payments to Our General Partner and Its Affiliates — Omnibus Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2014. We also incur an additional expense relating to commercial insurance for our ownership interest in Mars. The results of our Predecessor do not include the full amount of this annual fee or additional general and administrative expenses we incur as a result of being a publicly traded partnership.

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

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics

To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields and the introduction of new sources of crude oil supply, affect the demand for our services from both producers and consumers. One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. While these changes in the sourcing patterns of crude oil transported are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics.

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

The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term.  We have not experienced a decline in throughput volumes on Zydeco, Mars and Poseidon, our crude oil pipeline systems, as a result of lower crude oil prices. In addition to benefitting from the long-term fee based arrangements described above, these pipeline systems are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong even in the current weak price environment.  We expect that transportation volumes on Zydeco, Mars and Poseidon will continue to increase as significant deepwater production areas ramp up production, we execute continued debottlenecking efforts, and Zydeco brings a new connection on line (see “Factors Affecting the Comparability of Our Financial Results”). However, if crude oil prices remain weak for a sustained period, we could see a gradual impact on our transportation volumes if production coming into our systems is deferred and a related reduction in income from our allowance oil sales.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. In the current market of high refinery margins, we are experiencing high demand for our pipeline systems servicing refineries. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products

Major Maintenance Projects

We have two major maintenance projects planned for 2015.

Zydeco. On the Zydeco pipeline system, we are currently in the permitting stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana.  If permitting is completed for work to begin this year, Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project, of which approximately $15.0 million would be attributable to the Partnership’s ownership share.  Approximately one-fourth of this project work is expected to occur in 2015 and is accounted for in income and cash flow projections. In connection with the acquisition of additional interest in Zydeco in May 2015, SPLC agreed to reimburse the Partnership against the Partnership’s proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to the pipeline replacement project. If permitting is not completed in time for the work to be performed in the fourth quarter of 2015, the project will likely be postponed to the fourth quarter of 2016 to allow performance of the work during optimal weather and water conditions. As of September 30, 2015, Zydeco has not incurred any capitalized costs related to this project.

Mars. Mars incurred an expense for maintenance of a storage cavern leased at LOOP’s Clovelly Dome Storage Terminal. Pursuant to the Omnibus Agreement, SPLC confirmed it will indemnify the Partnership for its share of expenses for the Mars storage cavern project to the extent they exceed the applicable $0.5 million deductible applicable to environmental claims. Also, there was a planned partial corridor shutdown on the Mars pipeline system which was completed in the Current Quarter. Better than expected performance of system throughput and revenue more than offset the impact of the shutdown.

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

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC as well as third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. We have executed two acquisitions from SPLC in 2015, including the acquisition of additional interests in Zydeco and Colonial in May 2015, and the acquisition of a 36% interest in Poseidon in July 2015. On November 11, 2015 we entered into an agreement to acquire a 100% interest in Pecten, which is expected to close on or about November 17, 2015. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will initially focus our acquisition strategy on transportation and midstream assets within the crude oil and refined products sectors. We believe that we will be well positioned to acquire midstream assets from SPLC and third parties should such opportunities arise. Identifying and executing acquisitions will be a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income		Predecessor		Predecessor
Net income	$74.4	$31.0	$161.1	$72.8
Add:
Loss from disposition of fixed assets	—	0.2	—	0.2
Depreciation and amortization	3.5	2.9	10.4	8.2
Interest expense, net	1.7	0.1	2.2	0.1
Income tax expense	(0.3)	—	—	—
Cash distribution received from equity investments — Mars	7.7	—	24.9	—
Cash distribution received from equity investments — Bengal	5.1	—	16.6	—
Cash distribution received from equity investments — Poseidon	10.4	—	10.4	—
Less:
Income from equity investments — Mars	10.5	—	23.6	—
Income from equity investments — Bengal	5.6	—	15.8	—
Income from equity investments — Poseidon	8.0	—	8.0	—
Adjusted EBITDA	78.4	$34.2	178.2	$81.3
Less: Adjusted EBITDA attributable to noncontrolling interests	21.3		55.6
Adjusted EBITDA attributable to the Partnership	57.1		122.6
Less:
Net interest paid attributable to the Partnership	1.7		2.1
Zydeco maintenance capex attributable to the Partnership	0.7		1.5
Add: Net adjustments from volume deficiency payments attributable to the Partnership	(8.3)		(5.1)
Cash available for distribution attributable to the Partnership	$46.4		$113.9

	Nine Months Ended September 30,
(in millions of dollars)	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities		Predecessor
Net cash provided by operating activities	$178.1	$75.2
Add:
Interest expense, net	2.2	0.1
Income tax expense	—	—
Dividend received in excess of income	4.5	—
Less:
Change in deferred revenue	(7.3)	9.8
Allowance oil reduction to net realizable value	0.9	1.0
Change in other assets and liabilities	13.0	(16.8)
Adjusted EBITDA	178.2	$81.3
Less: Adjusted EBITDA attributable to noncontrolling interests	55.6
Adjusted EBITDA attributable to the Partnership	122.6
Less:
Net interest paid attributable to the Partnership	2.1
Zydeco maintenance capex attributable to the Partnership	1.5
Add: Net adjustments from volume deficiency payments attributable to the Partnership	(5.1)
Cash available for distribution attributable to the Partnership	$113.9

Results of Operations

	Three Months Ended September 30,
(in millions of dollars)	2015	2014	$ variance
		Predecessor
Revenue	$72.4	$46.9	$25.5
Costs and expenses
Operations and maintenance	12.8	8.7	4.1
Loss from disposition of fixed assets	—	0.2	(0.2)
General and administrative	6.5	2.8	3.7
Depreciation	3.5	2.9	0.6
Property and other taxes	0.7	1.2	(0.5)
Total costs and expenses	23.5	15.8	7.7
Operating income	48.9	31.1	17.8
Income from equity investments	24.1	—	24.1
Dividend income from investment	2.7	—	2.7
Other income	0.1	—	0.1
Investment, dividend and other income	26.9	—	26.9
Interest expense, net	1.7	0.1	1.6
Income before income taxes	74.1	31.0	43.1
Income tax expense	(0.3)	—	(0.3)
Net income	74.4	$31.0	$43.4
Less: Net income attributable to noncontrolling interests	20.1
Net income attributable to the Partnership	$54.3
General Partner's interest in net income attributable to the Partnership	$1.5
Limited Partners' interest in net income attributable to the Partnership	$52.8
Adjusted EBITDA attributable to the Partnership	$57.1
Cash available for distribution	$46.4

	Three Months Ended September 30,
Pipeline throughput (thousands of barrels per day) [1]	2015	2014	variance
		Predecessor
Zydeco - Ho-Ho mainlines	562	493	69
Zydeco - Other segments	516	537	(21)
Zydeco total system	1,078	1,030	48
Mars total system	382	307	75
Bengal total system	566	544	22
Poseidon total system	265	214	51

Revenue per barrel ($ per barrel) [2]
Zydeco total system	$0.59	$0.49	$0.10
Mars total system	1.54	1.53	0.01
Bengal total system	0.35	0.33	0.02
(1)	Pipeline throughput is defined as the volume of delivered barrels.
(2)

Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system and tenure of contract.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues

Total revenue for the Current Quarter increased by $25.5 million over the Comparable Quarter primarily due to $22.8 million in higher third-party transportation services revenue. Total transportation services revenue increased $25.7 million, or 56%, due to 5% higher delivered volumes, escalated tariffs at the start of the third quarter 2015 in line with FERC escalation rates, and revenue associated with expiring credits on our committed transportation agreements.

Costs and Expenses

Total costs and expenses in the Current Quarter increased by $7.7 million over the Comparable Quarter primarily due to $4.1 million of higher operations and maintenance expenses and $3.7 million of additional general and administrative expenses.

Operations and maintenance expenses in the Current Quarter increased by $4.1 million primarily due to:

•	$2.6 million higher third-party maintenance expenses; and
•	$1.0 million higher project developmental expenses.

General and administrative expenses in the Current Quarter increased by $3.7 million over the Comparable Quarter primarily due to:

•	$2.1 million increase in administrative fees payable to SPLC under the Omnibus Agreement; and
•	$1.6 million of additional costs related to being a publicly traded company.

Depreciation expense of Zydeco in the Current Quarter increased by $0.6 million over the Comparable Quarter due to capital additions related to the Zydeco pipeline expansion projects.

Investment, dividend and other income in the Current Quarter was $26.9 million due to the earnings from Mars, Bengal and Poseidon equity investments, the dividend income from Colonial, as well as other income from the Mars cavern repair indemnity. We did not have an investment in these entities in the Comparable Quarter, nor did we have any other income.

	Nine Months Ended September 30,
(in millions of dollars)	2015	2014	$ variance
		Predecessor
Revenue	$181.7	$126.8	$54.9
Costs and expenses
Operations and maintenance	34.7	30.1	4.6
Loss from disposition of fixed assets	—	0.2	(0.2)
General and administrative	21.3	11.1	10.2
Depreciation	10.4	8.2	2.2
Property and other taxes	7.1	4.3	2.8
Total costs and expenses	73.5	53.9	19.6
Operating income	108.2	72.9	35.3
Income from equity investments	47.4	—	47.4
Dividend income from investment	6.6	—	6.6
Other income	1.1	—	1.1
Investment, dividend and other income	55.1	—	55.1
Interest expense, net	2.2	0.1	2.1
Income before income taxes	161.1	72.8	88.3
Income tax expense	—	—	—
Net income	161.1	$72.8	$88.3
Less: Net income attributable to noncontrolling interests	51.0
Net income attributable to the Partnership	$110.1
General Partner's interest in net income attributable to the Partnership	$2.7
Limited Partners' interest in net income attributable to the Partnership	$107.4
Adjusted EBITDA attributable to the Partnership	$122.6
Cash available for distribution	$113.9

	Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day) [1]	2015	2014	variance
		Predecessor
Zydeco - Ho-Ho mainlines	555	471	84
Zydeco - Other segments	533	490	43
Zydeco total system	1,088	961	127
Mars total system	335	276	59
Bengal total system	552	506	46
Poseidon total system	256	209	47

Revenue per barrel ($ per barrel) [2]
Zydeco total system	$0.56	$0.47	$0.09
Mars total system	1.55	1.50	0.05
Bengal total system	0.34	0.33	0.01

(1)	Pipeline throughput is defined as the volume of delivered barrels.
(2)

Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system and tenure of contract.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues

Total revenue for the Current Period increased by $54.9 million over the Comparable Period primarily due to $51.7 million in higher third-party transportation services revenue. Total transportation services revenue increased by $55.8 million, or 45%, due to a 13% increase in delivered volumes and higher revenue from incremental committed transportation agreements, two of which only existed for part of the Comparable Period.  Additionally, our tariffs escalated at the start of the third quarter 2015 in line with FERC escalation rates generating higher revenue in that portion of the Current Period, and we also recognized revenue associated with expiring credits on our committed transportation agreements.

Costs and Expenses

Total costs and expenses in the Current Period increased by $19.6 million over the Comparable Period primarily due to $4.6 million of higher operations and maintenance expenses, $10.2 million of additional general and administrative expenses, $2.8 million in higher property taxes from higher property appraisals of the Zydeco assets, and $2.2 million depreciation expense due to capital additions related to the Zydeco pipeline expansion projects.

Operations and maintenance expenses in the Current Period increased by $4.6 million primarily due to:

•	$2.9 million higher power and fuel expense due to increased throughput volumes of Zydeco;
•	$2.0 million higher project development expenses;
•	$0.8 million higher third-party maintenance expense; and
•	$0.6 million higher loss on pipeline operations related to allowance oil;

partially offset by,

•	$1.7 million lower material and supplies expense related to asset operations and maintenance.

General and administrative expenses in the Current Period increased by $10.2 million over the Comparable Period primarily due to:

•	$6.4 million of the administrative fee payable to SPLC under the Omnibus Agreement;
•	$4.5 million of additional costs of being a publicly traded partnership;
•	$3.8 million of management fees payable to SPLC under the Management Agreement; and
•	$2.2 million of higher legal and expert fees in connection with the FERC rate case and costs associated with the settlement of the FERC rate case;

partially offset by,

•	$4.0 million of lower outside services in the Current Period;
•	$1.8 million of lower salaries and wages in the Current Period; and
•	$1.0 million indemnity from SPLC to the Partnership for the legal and expert fees in connection with the FERC rate case.

Investment, dividend and other income in the Current Period was $55.1 million due to the earnings from Mars, Bengal and Poseidon equity investments, the dividend income from Colonial, as well as other income from the Mars cavern repair indemnity. We did not have an investment in these entities in the Comparable Period, nor did we have any other income.

Capital Resources and Liquidity

As of September 30, 2015, our current liabilities exceed our current assets by $308.6 million.  Excluding $420.8 million of debt under our revolving credit facilities with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell, our current assets exceed our current liabilities by $112.2 million.

After July 1, 2014, we established our own cash accounts. We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facilities. We believe we will have the ability to amend or refinance our current credit facilities with STCW. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of September 30, 2015 was $226.7 million consisting of $117.5 million cash on hand and $109.2 million available capacity under our revolving credit facilities.

Revolving Credit Facility Agreements

Zydeco Revolver

Zydeco entered into a revolving credit facility (the “Zydeco Revolver”) with STCW, as the lender. The Zydeco Revolver has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures on August 6, 2019. There were no outstanding borrowings on the Zydeco Revolver as of September 30, 2015 and December 31, 2014.

Five Year Revolver

To provide additional liquidity following the Offering, we entered into a revolving credit facility agreement (“Five Year Revolver”) with STCW with an initial borrowing capacity of $300.0 million. Loans advanced under the initial agreement had up to a six-month term.

On May 12, 2015, the Partnership and STCW amended and restated the Five Year Revolver to increase the borrowing capacity amount from $300.0 million to $400.0 million. Loans advanced under the amended and restated Five Year Revolver have up to a one-year term. In connection with the amendment and restatement of the Five Year Revolver, the Partnership paid an issuance fee of $0.2 million.

The Five Year Revolver, as amended and restated, provides for covenants such as restricting additional indebtedness above $600.0 million and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; and cross-payment default (due to indebtedness in excess of $100.0 million). Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. The Five Year Revolver also provides for customary fees, including issuance and commitment fees. Commitment fees began to accrue on the date the Partnership entered into the Five Year Revolver agreement. The Five Year Revolver matures on October 31, 2019. There were $320.8 million outstanding borrowings as of September 30, 2015 and no outstanding borrowings as of December 31, 2014.

364 Day Revolver

On June 29, 2015, in connection with the July 2015 Acquisition, the Partnership entered into a second revolving credit facility (“364 Day Revolver”) with STCW as lender. The 364 Day Revolver has a $100.0 million borrowing capacity and will mature on June 29, 2016. All other terms and conditions are materially the same as those of the Five Year Revolver. As of September 30, 2015, there were $100.0 million outstanding borrowings.

Borrowings under our debt facilities bear interest at the three-month LIBOR rate plus a margin.  Our weighted average interest rate for the nine months ended September 30, 2015 was 1.5%.  A 1/8 percentage point increase in the interest rate on the total debt of $420.8 million as of September 30, 2015 would increase our consolidated annual interest expense by approximately $0.5 million.

In connection with the November 2015 Acquisition, we increased the commitment under the 364 Day Revolver to $180.0 million, with an option exercisable by the Partnership to further increase the commitment by up to an additional $200.0 million.

Registration Statement

On November 2, 2015, we filed an automatically effective shelf registration statement with the SEC relating to an indeterminate number of common units and partnership securities representing limited partner interests.

Cash Flows from Operations

Operating Activities. We generated $178.1 million in cash flow from operating activities in the first nine months of 2015 compared to $75.2 million in the first nine months of 2014. The $102.9 million increase in cash flows primarily resulted from higher third-party transportation services revenue, income from equity investments and nonrecurring decreases in liabilities related to the repair costs incurred in 2014 for the Ho-Ho reversal. These increases were partially offset by higher general and administrative expenses and recognition of deferred revenues due to expiration of committed shipper credits.

Investing Activities. Our cash flow used in investing activities was $100.9 million in the first nine months of 2015 compared to $58.0 million in the prior year period. The increase in cash flow used in investing activities was primarily due to the May 2015

Acquisition, July 2015 Acquisition and the payment of pre-Offering distributions from investments, partially offset by a decrease in expansion capital expenditures on the Ho-Ho pipeline system.

Financing Activities. Our cash flow used in financing activities was $109.9 million in the first nine months of 2015 compared to $4.7 million provided by financing activities in the prior year period. The increase in cash flow used in financing activities was primarily due to the capital distribution to the General Partner, quarterly distributions paid to the unitholders and the General Partner, and distributions paid to the noncontrolling interest, partially offset by net proceeds from private placement, borrowings on the Revolver and cash contribution from the General Partner.

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

We incurred capital expenditures of $7.2 million and $42.8 million for the first nine months of 2015 and 2014, respectively. The decrease in capital expenditures is primarily due to higher direct investment to expand the system in 2014 on the Zydeco pipeline as compared to 2015.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in millions of dollars)		Predecessor		Predecessor
Expansion capital expenditures	$2.3	$9.8	$4.3	$52.4
Maintenance capital expenditures	1.7	1.9	3.3	5.6
Total capital expenditures	$4.0	$11.7	$7.6	$58.0
(Decrease) increase in accrued capital expenditures	(1.5)	—	(0.4)	(15.2)
Total capital expenditures incurred	$2.5	$11.7	$7.2	$42.8

 We expect total capital expenditures by Zydeco to be $15.5 million in 2015, of which $7.2 million has been incurred in the first nine months of 2015. We expect Zydeco’s maintenance capital expenditures, which are asset integrity projects in nature, to be approximately $9.1 million for the year ending December 31, 2015, of which approximately $4.4 million is to replace a two-mile section of a 22-inch diameter pipe under the Atchafalaya River and Bayou Shaffer. In connection with the Zydeco Acquisition, SPLC agreed to indemnify the Partnership against the Partnership’s proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to the pipeline replacement project. We expect Zydeco’s expansion capital expenditures to be $6.4 million for 2015. With the exception of this pipe replacement project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations. As of September 30, 2015, Zydeco has not incurred any capitalized costs related to this project.

Contractual Obligations

With the exception of the subsequent event described below, there were no material changes in our contractual obligations as of and during the three and nine months ended September 30, 2015.

On October 26, 2015, we entered into an agreement with a related party in which we will take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015.  This arrangement is a capital lease which provides for an interim in-service period for the purpose of commissioning the tanks in which we pay a nominal monthly fee. Our capitalized costs and related capital lease obligation commences effective December 1, 2015. Upon the in-service date, which is expected to occur during the second quarter of 2016, our monthly lease payment will be $0.4 million.

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

Critical Accounting Policies and Estimates

As of September 30, 2015, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2014 was filed. Please read Note 1 — “Recent Accounting Pronouncements” to our condensed consolidated financial statements.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Shell and our non-affiliate customers to satisfy their obligations under our commercial and other agreements.
•	The volume of crude oil and refined petroleum products we transport.
•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible reduction and refund imposed by federal and state regulators.
•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.
•	Fluctuations in the prices for crude oil and refined petroleum products.
•	The level of onshore and offshore (including deepwater) production and demand for crude by U.S. refiners.
•	Changes in global economic conditions and the effects of a global economic downturn on the business of Shell and the business of its suppliers, customers, business partners and credit lenders.
•	Liabilities associated with the risks and operational hazards inherent in transporting and storing crude oil and refined petroleum products.
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
•

The factors generally described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, Exhibit 99.2 to our Current Report on Form 8-K filed on July 2, 2015 and our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three and nine months ended September 30, 2015 and 2014 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We did not maintain effective internal control over the completeness and accuracy of revenues.  Specifically, controls were not designed or effectively operating to review the completeness and accuracy of journal entries required to properly accrue revenues and record loss/gain from pipeline operations.  This control deficiency did not result in any material adjustments to our consolidated financial statements for the year ended December 31, 2014 but resulted in the revision of our Predecessor’s unaudited financial statements for the three months ended March 31, 2013. This control deficiency could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected.   Accordingly, our management has determined that this control deficiency constitutes a material weakness.

In addition, we did not maintain effective internal control over the accuracy of tariff rate allocations between Shell pipeline systems and associated inputs which impacts the accuracy and reporting of revenues. Specifically, effective controls were not designed or effectively operating to review the accuracy of tariff rate allocations between Shell pipeline systems and associated inputs. This control deficiency resulted in the restatement of our combined audited financial statements as of and for the year ended December 31, 2013 and the revision of our combined financial statements as of and for the three and six months ended June 30, 2014 as described below.

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

•

During the first and second quarters of 2015, a quarterly checklist was maintained, reviewed and approved by the Controller to ensure all recurring closing activities, including recurring journal entries, were completed prior to the filing of our quarterly reports. Further refinements to our closing and reporting processes have been implemented during the third quarter of 2015 to incorporate more detailed processes at individual control levels for items on the checklist. Also, we have specifically documented detailed operating procedures to specify the steps we utilize to prepare the quarterly analysis of the prior quarter’s journal entries and to prepare our adjusting journal entries each quarter, including our revenue true-up adjusting journal entry.

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

We are currently in the testing and measurement phase of our remediation plans for these material weaknesses. As some of the mitigating controls are performed on a quarterly basis, we currently do not have a sufficient number of transactions to evaluate the design and operating effectiveness of each control or the effectiveness of our remediation plans. We may implement additional processes and controls as part of our remediation plans and, although management is committed to fully remediating our material weaknesses, our remediation plans as described above may not be fully effective.

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

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is set forth in Note 11 — Commitments and Contingencies to the Partnership’s condensed combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. Risk factors relating to the Partnership are set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Exhibit  99.2 to our Current Report on Form 8-K filed on July 2, 2015.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. However, the Department of the Treasury and the Internal Revenue Service (“IRS”) issued Treasury Regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders although such tax items must be prorated on a daily basis. The Partnership is currently evaluating these regulations, which will apply beginning with our taxable year that begins on January 1, 2016. The Treasury Regulations do not specifically authorize the use of the proration method we have currently adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

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

The disclosure below relates solely to activities conducted outside the U.S. by non-U.S. affiliates of Royal Dutch Shell plc that may be deemed to be under common "control" with us. The disclosure does not relate to any activities conducted directly by us or our General Partner and does not involve our or the General Partner’s management.

For purposes of this disclosure, we refer to Royal Dutch Shell plc and its subsidiaries other than us, the General Partner and Shell Midstream LP Holdings LLC as the “RDS Group”. References to actions taken by the RDS Group mean actions taken by the applicable RDS Group company. The activities listed below have been conducted outside the U.S. by non-U.S. subsidiaries. None of the payments disclosed below were made in U.S. dollars however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions.

In 2010, the RDS Group ceased all of its upstream commercial activities in Iran and suspended new business development, as a direct consequence of the international sanctions imposed on the country.

In 2013, the RDS Group closed its small representative office in Iran.  The RDS Group may in future make payments as a result of the ongoing liquidation process, including tax payments. The RDS Group maintains accounts with Bank Karafarin where its cash deposits (balance of $2.9 million at September 30, 2015) generated non-taxable interest income of $0.1 million in the third quarter of 2015.

Payments to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace amounted to $1,640 in the third quarter of 2015. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

At September 30, 2015, the RDS Group has $2,019 million payable to, and $12 million receivable from, the National Iranian Oil Company (“NIOC”). The payable amount increased by $10 million during the third quarter of 2015 as a result of currency movements. There was no change in the principal amount. The RDS Group is unable to settle the payable position as a result of applicable sanctions.

Item 6. Exhibits

      The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Contribution Agreement dated July 1, 2015 by and among Equilon Enterprises LLC, d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	07/02/2015	001-36710
10.2	Shell Midstream Partners 364-Day Revolving Credit Facility Agreement, dated as of June 29, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	07/02/2015	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Contribution Agreement dated July 1, 2015 by and among Equilon Enterprises LLC, d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	07/02/2015	001-36710
10.2	Shell Midstream Partners 364-Day Revolving Credit Facility Agreement, dated as of June 29, 2015, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	07/02/2015	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X