Form 10-Q
period 2016-03-31
Shell Midstream Partners, L.P.
filed 2016-05-05
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 97,767,376 common units and 67,475,068 subordinated units outstanding as of May 5, 2016.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$138.0	$93.0
Accounts receivable – third parties, net	18.5	18.8
Accounts receivable – related parties	8.1	9.8
Allowance oil	4.6	4.2
Prepaid expenses	3.4	5.0
Total current assets	172.6	130.8
Equity method investments	181.9	185.0
Property, plant and equipment, net	392.1	392.9
Cost investment	6.2	6.2
Total assets	$752.8	$714.9
LIABILITIES
Current liabilities
Accounts payable – third parties	$1.4	$0.2
Accounts payable – related parties	8.5	9.3
Deferred revenue – third parties	2.4	2.6
Deferred revenue – related parties	2.0	3.6
Accrued liabilities – third parties	6.3	6.8
Accrued liabilities – related parties	2.8	3.6
Total current liabilities	23.4	26.1
Noncurrent liabilities
Debt payable – related party	47.7	457.6
Lease liability – related party	23.7	22.8
Asset retirement obligations	1.4	1.3
Total noncurrent liabilities	72.8	481.7
Total liabilities	96.2	507.8
Commitments and Contingencies (Note 11)
EQUITY
Common unitholders – public (76,292,308 and 62,892,308 units issued and outstanding as of March 31, 2016 and December 31, 2015)	2,067.6	1,637.5
Common unitholder – SPLC (21,475,068 units issued and outstanding as of March 31, 2016 and December 31, 2015)	(128.2)	(130.4)
Subordinated unitholder – SPLC (67,475,068 units issued and outstanding as of March 31, 2016 and December 31, 2015)	(402.9)	(409.8)
General partner – SPLC (3,372,295 and 3,098,825 units issued and outstanding as of March 31, 2016 and December 31, 2015)	(988.6)	(998.6)
Total partners' capital	547.9	98.7
Noncontrolling interest	108.7	108.4
Total equity	656.6	207.1
Total liabilities and equity	$752.8	$714.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2016	2015 (1)
	(in millions of dollars, except per unit data)
Revenue
Third parties	$51.3	$46.5
Related parties	25.4	19.4
Total revenue	76.7	65.9
Costs and expenses
Operations and maintenance – third parties	9.4	9.4
Operations and maintenance – related parties	5.4	5.2
General and administrative – third parties	2.1	1.7
General and administrative – related parties	5.7	5.6
Depreciation, amortization and accretion	5.9	5.2
Property and other taxes	3.2	3.4
Total costs and expenses	31.7	30.5
Operating income	45.0	35.4
Income from equity investments	23.2	12.5
Dividend income from investment	2.8	1.6
Investment and dividend income	26.0	14.1
Interest expense, net	3.0	0.2
Income before income taxes	68.0	49.3
Income tax expense	—	0.2
Net income	68.0	49.1
Less: Net income attributable to Parent	—	7.7
Less: Net income attributable to noncontrolling interests	12.7	17.8
Net income attributable to the Partnership	$55.3	$23.6
General partner's interest in net income attributable to the Partnership	$3.1	$0.5
Limited Partners' interest in net income attributable to the Partnership	$52.2	$23.1

Net income per Limited Partner Unit – Basic and Diluted (in dollars):
Common	$0.36	$0.17
Subordinated	$0.32	$0.17

Distribution declared per Limited Partner Unit (in dollars)	$0.2350	$0.1750

Weighted average Limited Partner Units outstanding – Basic and Diluted (in millions):
Common units – public	63.4	46.0
Common units – SPLC	21.5	21.5
Subordinated units – SPLC	67.5	67.5

 (1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015 (1)
	(in millions of dollars)
Cash flows from operating activities
Net income	$68.0	$49.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	5.9	5.2
Amortization of debt interest cost	0.1	—
Income in excess of distributions	(1.0)	—
Changes in operating assets and liabilities
Accounts receivable	0.3	11.2
Allowance oil	(0.4)	0.7
Prepaid expenses	1.6	1.4
Accounts payable	(0.2)	(6.6)
Deferred revenue	(1.8)	6.9
Accrued liabilities	(0.1)	4.7
Net cash provided by operating activities	72.4	72.6
Cash flows from investing activities
Capital expenditures	(4.7)	(2.6)
Return of investment	4.1	3.2
Payment of pre-IPO distributions from investments to SPLC	—	(11.9)
Net cash used in investing activities	(0.6)	(11.3)
Cash flows from financing activities
Net proceeds from public offerings	420.4	—
Contributions from general partner	8.7	—
Repayment of credit facilities	(410.0)	—
Distributions to noncontrolling interest	(12.4)	(25.1)
Distributions to unitholders and general partner	(35.3)	(14.4)
Other contribution from Parent	1.8	—
Net distribution to Parent	—	(15.1)
Net cash used in financing activities	(26.8)	(54.6)
Net increase in cash and cash equivalents	45.0	6.7
Cash and cash equivalents at beginning of the period	93.0	150.2
Cash and cash equivalents at end of the period	$138.0	$156.9
Supplemental Cash Flow Information
Non-cash investing transactions
Change in accrued capital expenditures	$0.4	$(0.5)
Other non-cash contributions from Parent	0.1	—

 (1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Non- controlling Interest	Total
Balance as of December 31, 2015	$1,637.5	$(130.4)	$(409.8)	$(998.6)	$108.4	$207.1
Net income	23.6	6.9	21.7	3.1	12.7	68.0
Net proceeds from public offerings	420.4	—	—	—	—	420.4
Contributions from general partner	—	—	—	8.7	—	8.7
Other contribution from parent	—	—	—	0.1	—	0.1
Distributions to unitholders and general partner	(13.9)	(4.7)	(14.8)	(1.9)	—	(35.3)
Distribution to noncontrolling interest	—	—	—	—	(12.4)	(12.4)
Balance as of March 31, 2016	$2,067.6	$(128.2)	$(402.9)	$(988.6)	$108.7	$656.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the three months ended March 31, 2015 has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

1. Description of Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our” or the “Partnership”) is a Delaware limited partnership formed on March 19, 2014 to own and operate assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary, Shell Midstream Operating, LLC (“Operating Company”). Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc (“RDS”) and its controlled affiliates, other than us, our subsidiaries and our general partner.

Description of Business

We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast refining markets and to deliver refined products from those markets to major demand centers. As of March 31, 2016, we own interests in four crude oil pipeline systems, two refined products systems and a crude storage terminal. The crude oil pipeline systems, which are held by Zydeco Pipeline Company LLC (“Zydeco”), Mars Oil Pipeline Company (“Mars”), Poseidon Oil Pipeline Company, LLC (“Poseidon”) and the Auger Pipeline System (“Auger”), are strategically located along the Texas and Louisiana Gulf Coast and in the Gulf of Mexico. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems, which are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York. The crude storage terminal, called the Lockport Terminal (“Lockport”), is located southwest of Chicago and serves Midwest refineries. Auger and Lockport are owned by our wholly owned subsidiary, Pecten Midstream LLC (“Pecten”).

As of March 31, 2016, we own a 100% interest in Pecten, a 62.5% interest in Zydeco, a 28.6% interest in Mars, a 36.0% interest in Poseidon, a 49.0% interest in Bengal and a 3.0% interest in Colonial. Each of Pecten and Zydeco is consolidated within our condensed consolidated financial statements as a subsidiary. The 37.5% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our condensed consolidated financial statements. We account for each of our investments in Mars, Bengal and Poseidon using the equity method of accounting, and we account for our investment in Colonial using the cost method of accounting.

We generate the majority of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our pipelines and storage tanks. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report should be read in conjunction with our consolidated financial statements and notes thereto included in our 2015 Annual Report.

The March 31, 2015 condensed consolidated financial statements have been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations. These retrospective adjustments include expense allocations for certain functions historically performed by our Parent on behalf of the Shell Auger and Lockport Operations, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance, and share-based compensation.

Prior to the contribution of fixed assets and certain agreements on October 1, 2015 related to the Shell Auger and Lockport Operations, the cash generated and used by these operations was deposited to SPLC’s centralized account which was comingled with the cash of other pipeline entities controlled by SPLC. SPLC funded these operating and investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on behalf of the Shell Auger and Lockport Operations for any period prior to October 1, 2015. We reflected the cash generated by these operations and expenses paid by SPLC on behalf of these operations as Net distributions to Parent within the accompanying condensed consolidated statements of cash flows.

The March 31, 2015 condensed consolidated financial statements do not reflect the increased interests in Zydeco and Colonial, or the interest in Poseidon, which were acquired through transactions subsequent to March 31, 2015. These asset acquisitions were accounted for prospectively.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 of the Notes to Consolidated Financial Statements in our 2015 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

For additional information on accounting pronouncements issued prior to March 2016, refer to Note 2 of the Notes to Consolidated Financial Statements in our 2015 Annual Report.

In February 2015, the FASB issued an accounting standards update (ASU 2015-02) making targeted changes to the current consolidation guidance. The new standard changes the considerations related to substantive rights, related parties, and decision making fees when applying the variable interest entity consolidation model and eliminates certain guidance for limited partnerships and similar entities under the voting interest consolidation model. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. Adoption of this standard did not have a material impact on the consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued accounting standards update (ASU 2016-07) to topic 323, Investments – Equity Method and Joint Ventures, to eliminate the need for an entity to retroactively adopt the equity method of accounting when an investment becomes qualified for the use of the equity method of accounting due to an increase in level of ownership or degree of influence. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the effect of adoption of this guidance on our financial position or results of operations.

2. Retrospective Adjustment

On November 17, 2015, we acquired from SPLC a 100% interest in Pecten, which holds the Shell Auger and Lockport Operations. The acquisition of Pecten was a transfer of a business between entities under common control, which requires it to be accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative financial information. Accordingly, the accompanying financial statements and notes for the three months ended March 31, 2015 have been retrospectively adjusted to include the historical results of the business of Auger and Lockport (the “Shell Auger and Lockport Operations”) prior to the acquisition's effective date of October 1, 2015 and are reflected in “Net Parent Investment.” See Note 2 – Summary of Significant Accounting Policies – Common Control Transactions in the Notes to Consolidated Financial Statements of our 2015 Annual Report for further discussion of how we account for the acquisition of assets and businesses under common control. See Note 3 – Acquisitions in the Notes to Consolidated Financial Statements of our 2015 Annual Report for further discussion of this acquisition.

The following tables present our condensed consolidated statement of income and condensed consolidated statement of cash flows for the three months ended March 31, 2015 giving effect to the acquisition of Pecten. The results of Pecten prior to the effective date of the acquisition are included in the “Shell Auger and Lockport Operations” and the consolidated results are included in “Consolidated Results” within the tables below :

Condensed Consolidated Statement of Income	Three Months Ended March 31, 2015
		Shell Auger
	Shell Midstream	and Lockport	Consolidated
	Partners, L.P. (1)	Operations (2)	Results
Revenue
Third parties	$41.3	$5.2	$46.5
Related parties	10.4	9.0	19.4
Total revenue	51.7	14.2	65.9
Costs and expenses
Operations and maintenance – third parties	6.9	2.5	9.4
Operations and maintenance – related parties	3.9	1.3	5.2
General and administrative – third parties	1.6	0.1	1.7
General and administrative – related parties	5.0	0.6	5.6
Depreciation, amortization and accretion	3.4	1.8	5.2
Property and other taxes	3.2	0.2	3.4
Total costs and expenses	24.0	6.5	30.5
Operating income	27.7	7.7	35.4
Income from equity investments	12.5	—	12.5
Dividend income from investment	1.6	—	1.6
Investment and dividend income	14.1	—	14.1
Interest expense, net	0.2	—	0.2
Income before income taxes	41.6	7.7	49.3
Income tax expense	0.2	—	0.2
Net income	41.4	7.7	49.1
Less: Net income attributable to Parent	—	7.7	7.7
Less: Net income attributable to noncontrolling interests	17.8	—	17.8
Net income attributable to the Partnership	$23.6	$—	$23.6

(1) As previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.
(2) Results of the Shell Auger and Lockport Operations from January 1, 2015 through March 31, 2015.

Condensed Consolidated Statement of Cash Flows	Three Months Ended March 31, 2015
		Shell Auger
	Shell Midstream	and Lockport	Consolidated
	Partners, L.P. (1)	Operations (2)	Results
Cash flows from operating activities
Net income	$41.4	$7.7	$49.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	3.4	1.8	5.2
Changes in operating assets and liabilities
Accounts receivable	6.1	5.1	11.2
Allowance oil	0.3	0.4	0.7
Prepaid expenses	1.1	0.3	1.4
Accounts payable	(6.2)	(0.4)	(6.6)
Deferred revenue	6.9	—	6.9
Accrued liabilities	4.4	0.3	4.7
Net cash provided by operating activities	57.4	15.2	72.6
Cash flows from investing activities
Capital expenditures	(2.5)	(0.1)	(2.6)
Return of investment	3.2	—	3.2
Payment of pre-IPO distributions from investments to SPLC	(11.9)	—	(11.9)
Net cash used in investing activities	(11.2)	(0.1)	(11.3)
Cash flows from financing activities
Distributions to noncontrolling interest	(25.1)	—	(25.1)
Distributions to unitholders and general partner	(14.4)	—	(14.4)
Net distributions to Parent	—	(15.1)	(15.1)
Net cash used in financing activities	(39.5)	(15.1)	(54.6)
Net increase in cash and cash equivalents	6.7	—	6.7
Cash and cash equivalents at beginning of the period	150.2	—	150.2
Cash and cash equivalents at end of the period	$156.9	$—	$156.9
Supplemental Cash Flow Information
Non-cash investing transactions
Change in accrued capital expenditures	$(0.5)	$—	$(0.5)

(1) As previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.
(2) Results of the Shell Auger and Lockport Operations from January 1, 2015 through March 31, 2015.

3. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Commercial Agreements

For a discussion of the following related party commercial agreements, see Note 4—Related Party Transactions in our 2015 Annual Report.

Omnibus Agreement

Pursuant to the omnibus agreement we entered into on November 3, 2014 with SPLC (the “Omnibus Agreement”):

•	we are required to pay an annual general and administrative fee for the provision of certain services by SPLC;

•	our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf;

•
our obligation to reimburse SPLC for all expenses incurred by SPLC as a result of us becoming and continuing as a publicly traded entity; we will reimburse our general partner for these expenses to the extent the fees relating to such services are not included in the general and administrative fee; and

•	Shell grants a license to us with respect to the use of certain Shell trademarks and trade names.

Expenses related to our obligations under the Omnibus Agreement during the three months ended March 31, 2016 and 2015 are reflected in related party general and administrative expenses disclosed below.

Under the Omnibus Agreement, certain of our costs are indemnified by SPLC. The legal and environmental indemnifications are subject to individual $0.5 million deductibles, while we have an aggregate limit of $15.0 million. During the three months ended March 31, 2016 and 2015, we did not make any claims for indemnification.

 Zydeco

In connection with our initial public offering (“IPO”) of common units, and the formation of Zydeco, we entered into various agreements with SPLC and Shell. For a discussion of these agreements, see Note 4—Related Party Transactions in our 2015 Annual Report.

 Noncontrolling Interest

Noncontrolling interest consists of SPLC's 37.5% retained ownership in Zydeco as of March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016 and 2015, SPLC owned a 37.5% and 57.0% noncontrolling interest in Zydeco, respectively.

Other Related Party Balances

Other related party balances consist of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$8.1	$9.8
Prepaid expenses	1.9	2.8
Accounts payable (1)	8.5	9.3
Deferred revenue	2.0	3.6
Accrued liabilities	2.8	3.6
Debt payable (2)	47.7	457.6
Lease liability	23.7	22.8

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $0.5 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively.

Related Party Revolving Credit Facilities

We have entered into two revolving credit facilities with Shell Treasury Centre (West) Inc. (“STCW”): the Five-Year Revolver and the 364-Day Revolver. Zydeco entered into a senior unsecured revolving credit facility with STCW. For definitions and additional information regarding these credit facilities, see Note 7—Related Party Debt.

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as those provided to third parties. Our transportation services revenue from related parties was $23.3 million and $17.6 million for the three months ended March 31, 2016 and 2015, respectively. Revenues related to storage services from related parties were $2.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, Zydeco, Mars, Bengal, Poseidon and Colonial paid cash distributions to us of $49.7 million, of which $20.6 million related to Zydeco.

For a discussion of services performed by SPLC and Shell on our behalf, see Note 1—Description of Business and Basis of Presentation—Basis of Presentation. During the three months ended March 31, 2016 and 2015, we were allocated $1.3 million and $1.2 million, respectively, of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the condensed consolidated statements of income.

Beginning July 1, 2014, Zydeco entered into an operating and management agreement with SPLC (the “Zydeco Management Agreement”) under which SPLC provides general management and administrative services to us. Zydeco no longer receives allocated corporate expenses from SPLC or Shell. Zydeco will continue to receive direct and allocated field and regional expenses, including payroll expenses not covered under the Zydeco Management Agreement.

In addition, beginning October 1, 2015, Pecten entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC (the “Pecten Management Agreement”). Under the Zydeco Management Agreement and the Pecten Management Agreement, these expenses are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. For a discussion of these agreements and other agreements between Pecten and SPLC, see Note 4—Related Party Transactions in our 2015 Annual Report.

The majority of our insurance coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense for the three months ended March 31, 2016 and 2015 was $0.9 million and $0.8 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three months ended March 31,
	2016	2015
Operations and maintenance - related parties	$5.4	$5.2
General and administrative - related parties (1)	5.7	5.6

(1) For the three months ended March 31, 2016 and 2015, we incurred $1.9 million and $1.8 million, respectively, under the Zydeco Management Agreement, and $2.1 million for both periods under the Omnibus Agreement for the general and administrative fee.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs, as well as our share of defined contribution benefit plan costs for the three months ended March 31, 2016 and 2015 were immaterial to the condensed consolidated financial statements. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity method investments in Mars, Bengal and Poseidon, as well as a cost investment in Colonial. SPLC also owns interests in some of these entities. In some cases we may make capital contributions or other payments to these entities. No such capital contributions were made for the three months ended March 31, 2016 and 2015. See Note 4—Equity Method Investments for additional details.

4. Equity Method Investments

 As of March 31, 2016 and December 31, 2015, our equity method investments consist of a 28.6% interest in Mars, 49.0% interest in Bengal and 36.0% interest in Poseidon.

Equity investments in affiliates comprise the following as of the dates indicated:

	March 31, 2016 (1)	December 31, 2015 (2)
Mars	$85.0	$84.0
Bengal	74.7	75.6
Poseidon	22.2	25.4
	$181.9	$185.0

(1) As of March 31, 2016, the equity investment exceeded our equity in the net assets of Mars and Poseidon by $11.3 million and $10.5 million, respectively. As of March 31, 2016, our equity investment balance in Bengal includes a gain from contribution, represented by a credit balance of $6.1 million.
(2) As of December 31, 2015, the equity investment exceeded our equity in the net assets of Mars and Poseidon by $11.1 million and $10.3 million, respectively. As of December 31, 2015, our equity investment balance in Bengal includes a gain from contribution, represented by a credit balance of $6.0 million.

Our equity investments in affiliates balance was affected by the following during the periods indicated:

	Three Months Ended March 31, 2016
	Mars	Bengal	Poseidon	Total
Distributions received	$9.9	$6.3	$10.1	$26.3
Income from equity investments (1)	10.9	5.4	6.9	23.2
Return of investment (2)	—	0.9	3.2	4.1
Income in excess of distributions (3)	(1.0)	—	—	(1.0)

	Three Months Ended March 31, 2015
	Mars	Bengal	Total
Distributions received	$8.6	$7.1	$15.7
Income from equity investments (1)	7.4	5.1	12.5
Return of investment (2)	1.2	2.0	3.2

(1) Differences in the basis of the investments and the separate net asset value of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets. For the three months ended March 31, 2016, amortization expense (income) for Mars, Bengal and Poseidon of $0.2 million, $(0.1) million and $0.2 million, respectively, is included in the condensed consolidated statement of income. For the three months ended March 31, 2015, amortization expense (income) for Mars and Bengal of $0.4 million and $(0.1) million, respectively, is included in the condensed consolidated statement of income.
(2) Distributions received in excess of our income from equity investments is shown as a return of investment in our condensed consolidated statements of cash flows.
(3) Income from equity investments in excess of distributions received is shown as income in excess of distributions in our condensed consolidated statements of cash flows.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments in Mars, Bengal and Poseidon, on a 100% basis:

	Three Months Ended March 31, 2016
	Mars	Bengal	Poseidon
Statements of Income
Total revenues	$57.3	$17.4	$27.4
Total operating expenses	18.5	6.4	6.6
Operating income	$38.8	$11.0	$20.8
Net income (1)	$38.8	$11.0	$19.7

	Three Months Ended March 31, 2015
	Mars	Bengal
Statements of Income
Total revenues	$44.9	$16.3
Total operating expenses	17.6	6.1
Operating income	$27.3	$10.2
Net income (1)	$27.4	$10.2

(1) Difference between Operating income and Net income represents interest expense or interest income.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	March 31, 2016	December 31, 2015
Land	—	$1.4	$1.4
Building and improvements	10 - 40 years	19.6	19.5
Pipeline and equipment (1)	10 - 30 years	572.1	572.4
Other	5 - 25 years	6.0	5.6
		599.1	598.9
Accumulated depreciation and amortization (2)		(222.1)	(216.2)
		377.0	382.7
Construction in progress		15.1	10.2
Property, plant and equipment, net		$392.1	$392.9

(1) As of March 31, 2016 and December 31, 2015, includes cost of $22.8 million related to assets under capital lease.
(2) As of March 31, 2016 and December 31, 2015, includes accumulated depreciation of $0.5 million and $0.1 million related to assets under capital lease, respectively.

Depreciation and amortization expense on property, plant and equipment of $5.9 million and $5.2 million is included in cost and expenses in the accompanying condensed consolidated statements of income for March 31, 2016 and 2015, respectively. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under capital lease.

6. Accrued Liabilities - Third Parties

Accrued liabilities - third parties consist of the following as of the dates indicated:

	March 31, 2016	December 31, 2015
Transportation, project engineering	$2.4	$3.0
Property taxes	2.8	0.3
FERC accrual	—	1.7
Professional fees	0.3	1.2
Other accrued liabilities	0.8	0.6
Accrued liabilities - third parties	$6.3	$6.8

For a discussion of accrued liabilities - related parties, see Note 3—Related Party Transactions.

7. Related Party Debt

Partnership's Revolving Credit Facility Agreements

We have a five-year unsecured revolving credit facility with STCW with a borrowing capacity of $400.0 million (“Five-Year Revolver”). On February 22, 2016, we and STCW amended and restated the Five-Year Revolver to provide that loans advanced under the facility have maturity dates selected by us up to October 31, 2019, the maturity date of the Five-Year Revolver. Borrowings under the Five-Year Revolver bear interest at the three-month LIBOR rate plus a margin. The weighted average interest rate for the three months ended March 31, 2016 was 1.9%. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest.

We have a 364-day unsecured revolving credit facility with STCW with a borrowing capacity of $180.0 million (“364-Day Revolver”). On February 22, 2016, we amended and restated the 364-Day Revolver with STCW to extend its maturity to March 1, 2017. Borrowings under the 364-Day Revolver bear interest at the three-month LIBOR rate plus a margin. The weighted average interest rate for the three months ended March 31, 2016 was 1.7%. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest.

Zydeco Revolving Credit Facility Agreement

Zydeco has a senior unsecured revolving credit facility with STCW with a borrowing capacity of $30.0 million (the “Zydeco Revolver”) . Borrowings under the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin.

Consolidated related party debt obligations comprise the following as of the dates indicated:

	March 31, 2016	December 31, 2015
Five-Year Revolver, variable rate, due October 31, 2019 (1)	$48.2	$320.8
364-Day Revolver, variable rate, due March 1, 2017 (2)	—	137.4
Zydeco Revolver, variable rate, due August 6, 2019 (3)	—	—
Unamortized debt issuance costs	(0.5)	(0.6)
Debt payable - related party	$47.7	$457.6

(1)	As of March 31, 2016, availability under the $400.0 million Five-Year Revolver was $351.8 million.

(2)	As of March 31, 2016, the entire $180.0 million capacity was available under the 364-Day Revolver.

(3)	As of March 31, 2016, the entire $30.0 million capacity was available under the Zydeco Revolver.

On March 29, 2016, we used cash on hand and net proceeds from sales of common units to third parties to repay $272.6 million of borrowings outstanding under the Five-Year Revolver and all $137.4 million of borrowings outstanding under the 364-Day Revolver.

As of March 31, 2016, we were in compliance with the covenants contained in the Five-Year Revolver and the 364-Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

8. Equity

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which it may issue and sell common units for up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. During the quarter ended March 31, 2016, we completed the sale of 750,000 common units under this program for $25.2 million net proceeds ($25.5 million gross proceeds, or $34.00 per common unit, less $0.3 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to the general partner for $0.5 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under our Five-Year Revolver and our 364-Day Revolver and for general partnership purposes.

Public Offering

On March 29, 2016, we completed the sale of 12,650,000 common units in a registered public offering for $395.2 million net proceeds ($401.6 million gross proceeds, or $31.75 per common unit, less $6.3 million of underwriter's fees and $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 258,163 general partner units to the general partner for $8.2 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from the offering and from our general partner’s proportionate capital contribution to repay borrowings outstanding under our Five-Year Revolver and our 364-Day Revolver and for general partnership purposes.

Units Outstanding

As of March 31, 2016, we had 97,767,376 common units, of which 76,292,308 were publicly owned. SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 52.8% limited partner interest in us, all of the incentive distribution rights, and 3,372,295 general partner units, representing a 2.0% general partner interest in us.

The changes in the number of units outstanding from December 31, 2015 through March 31, 2016 are as follows:

	Public	SPLC	SPLC	General
(in units)	Common	Common	Subordinated	Partner	Total
Balance as of December 31, 2015	62,892,308	21,475,068	67,475,068	3,098,825	154,941,269
Units issued in connection with ATM Offering	750,000	—	—	15,307	765,307
Units issued in connection with public offering	12,650,000	—	—	258,163	12,908,163
Balance as of March 31, 2016	76,292,308	21,475,068	67,475,068	3,372,295	168,614,739

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	Incentive	2%	Total
		(in millions, except per unit amounts)
February 12, 2015	December 31, 2014 (1)	$4.8	$2.2	$7.1	$—	$0.3	$14.4	$0.1042
May 14, 2015	March 31, 2015	8.0	3.8	11.8	—	0.5	24.1	0.1750
August 13, 2015	June 30, 2015	10.2	4.1	12.8	0.1	0.5	27.7	0.1900
November 12, 2015	September 30, 2015	11.0	4.4	13.9	0.4	0.6	30.3	0.2050
February 11, 2016	December 31, 2015	13.8	4.7	14.9	1.2	0.7	35.3	0.2200
May 12, 2016 (2)	March 31, 2016	17.9	5.1	15.8	2.0	0.9	41.7	0.2350

(1)	The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2015 in accordance with the Partnership Agreement.

(2)	For more information see Note 12— Subsequent Events.

Distributions to Noncontrolling Interest

Distributions to noncontrolling interest, which represents SPLC's noncontrolling interest in Zydeco, was $12.4 million and $25.1 million, respectively, for the three months ended March 31, 2016 and 2015.

9. Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units and incentive distribution rights. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.

Our net income for 2015 includes earnings of our Parent related to acquired businesses for periods prior to their acquisition by us. Under the two class method these earnings must be allocated entirely to our general partner. We have allocated these earnings of our Parent to our general partner.

On April 20, 2016, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2350 per unit, or $41.7 million in total, for the three months ended March 31, 2016. The distribution will be paid on May 12, 2016 to unitholders of record as of May 2, 2016.

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income	$68.0	$49.1
Less:
Net income attributable to Parent	—	7.7
Net income attributable to noncontrolling interests	12.7	17.8
Net income attributable to the Partnership	55.3	23.6
Less:
General Partner's distribution declared	2.9	0.5
Limited Partners' distribution declared on common units	23.0	11.8
Limited Partners' distribution declared on subordinated units	15.8	11.8
Income in excess of distributions (distributions in excess of income)	$13.6	$(0.5)

	Three Months Ended March 31, 2016
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$2.9	$23.0	$15.8	$41.7
Income in excess of distributions	0.2	7.5	5.9	13.6
Net income attributable to the Partnership	$3.1	$30.5	$21.7	$55.3
Weighted average units outstanding (in millions):
Basic and diluted		84.9	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.36	$0.32

	Three Months Ended March 31, 2015
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$0.5	$11.8	$11.8	$24.1
Distributions in excess of income	—	(0.2)	(0.3)	(0.5)
Net income attributable to the Partnership	$0.5	$11.6	$11.5	$23.6
Weighted average units outstanding (in millions):
Basic and diluted		67.5	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.17	$0.17

10. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco. Income tax expense for the three months ended March 31, 2016 was immaterial and for the three months ended March 31, 2015 was $0.2 million.

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

As of March 31, 2016 and December 31, 2015, there were no accruals for environmental clean-up costs.

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

Effective July 31, 2014, a rate case was filed against Zydeco with the FERC. The rate case was resolved by a settlement approved by FERC which established maximum uncommitted (or non-contract) rates for uncommitted shippers effective December 1, 2015. The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). We recognized $2.3 million in 2015 related to the settlement of this rate case. We were indemnified by SPLC under the Omnibus Agreement for some of the costs incurred. As of March 31, 2016 we had no outstanding payables or receivables related to this case as all shippers' settlements were paid in January 2016 and all indemnifications from SPLC have been received.

12. Subsequent Event

We have evaluated events that have occurred after March 31, 2016, through the issuance of these condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.

Distribution

On April 20, 2016, the Board of Directors of our general partner declared a cash distribution of $0.2350 per limited partner unit for the three months ended March 31, 2016. The distribution will be paid May 12, 2016 to unitholders of record as of May 2, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or the “Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own certain assets received from Shell Pipeline Company LP (“SPLC”) and own other assets. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC. Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. We completed our initial public offering on November 3, 2014 (the “IPO”).

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes herein this quarterly report and Management’s Discussion and Analysis in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”) and the consolidated financial statements and related notes therein. Our 2015 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in our 2015 Annual Report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

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

Our assets consist of the following:

•
A 62.5% ownership interest in Zydeco Pipeline Company LLC (“Zydeco”), which was wholly owned by SPLC prior to the IPO. Zydeco wholly owns the Houston-to-Houma crude oil pipeline system, or Ho-Ho, which is regulated by the Federal Energy Regulatory Commission, or FERC. Zydeco is situated within the largest refining market in the United States.

•
A 28.6% ownership interest in Mars Oil Pipeline Company (“Mars”). Mars is a major corridor crude oil pipeline in a high-growth area of the offshore Gulf of Mexico, originating offshore in the deepwater Mississippi Canyon and terminating in salt dome caverns in Clovelly, Louisiana.

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

•
A 100% interest in Pecten Midstream LLC (“Pecten”). Pecten comprises a crude oil pipeline system located in the Gulf of Mexico (“Auger”) and a crude oil storage terminal located southwest of Chicago (“Lockport”).

How We Generate Revenue

All but our Lockport assets generate revenue under four types of long-term transportation agreements: transportation services agreements, throughput and deficiency agreements, life-of-lease agreements and life-of-lease agreements with a guaranteed return. Our transportation services agreements and our throughput and deficiency agreements have initial terms ranging from five to fifteen years, and our life-of-lease agreements have a term equal to the life of the applicable mineral lease. We also transport volumes through posted tariffs, also known as a spot rate basis. In addition, direct connected producers transport volumes based on posted rate sheets. Many of our transportation agreements include a provision to allow us to adjust the rate annually based on the FERC index, which adjusts on July 1 of each year. There is no requirement to reduce the rate when the FERC index is negative, other than spot rates if our rates were to exceed the adjusted index ceiling. Additionally, our spot rates on Zydeco that were subject to the rate case filed against Zydeco with the FERC are not subject to adjustment until November 2017.

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

The commitments under our long-term transportation agreements with shippers and the volumes which we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for crude oil and refined products. Our results of operations will be impacted by our ability to:

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

Adjusted EBITDA and Cash Available for Distribution

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, and depreciation, amortization and accretion, plus cash distributed to us from equity investments for the applicable period, less income from equity investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations for the three months ended March 31, 2016 (the “Current Quarter”) will not be comparable to our historical results of operations for the three months ended March 31, 2015 (the “Comparable Quarter”) for the reasons described below:

•	Our ownership interest in Poseidon was not included in the results of operations for the Comparable Quarter, as we accounted for this investment prospectively from our acquisition on July 1, 2015.

•	For the Comparable Quarter, our ownership interest in Colonial was 1.612% compared to 3.0% for the Current Quarter as we acquired an additional 1.388% interest in Colonial effective April 1, 2015.

•
The completion of several expansion projects on Zydeco, including the installation of new pump stations and the addition of a new connection at Nederland, provide operational benefits to the Current Quarter as compared to the Comparable Quarter. As a result of pipeline upgrades, we have experienced an increase in property taxes associated with Zydeco in the Current Quarter as compared to the Comparable Quarter.

Although we acquired Pecten effective October 1, 2015, the results of operations for the Comparable Quarter have been retrospectively adjusted to include the results of operations of Auger and Lockport (the “Shell Auger and Lockport Operations”) for the entire period.

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

Crude oil prices declined substantially during 2015 and early 2016 and prices are not forecasted to increase materially in the near future. The capital markets have also become less accessible since mid-2015. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. We have not experienced a material decline in throughput volumes on Zydeco, Mars, Poseidon and Auger, our crude oil pipeline systems, as a result of lower crude oil prices. Volumes on Zydeco, Mars and Poseidon were lower in the Current Quarter than the Comparable Quarter due to maintenance at refineries impacting non-mainline throughput on Zydeco, planned maintenance by Zydeco on the Caillou Island to Houma segment, increased storage volumes on Mars, and platform work for future well connection and planned maintenance on Poseidon. In addition to benefitting from the long-term fee based arrangements described above, these pipeline systems are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong even in the current crude oil price environment. We expect that transportation volumes on Zydeco and Poseidon, and storage revenues on Mars, will continue to increase in the near term as significant deepwater production areas ramp up production, we execute continued debottlenecking efforts, and Zydeco brings a new connection on line. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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

On the Zydeco pipeline system, we are currently in the permitting stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Due to delays in permitting, the project has been postponed to the fourth quarter of 2016 to allow performance of the work during optimal weather and water conditions. Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project, of which approximately $15.0 million would be attributable to our ownership share. As of March 31, 2016, Zydeco incurred $2.0 million of capitalized costs related to this project. In connection with the acquisition of additional interest in Zydeco in May 2015, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to the project. We intend to finance our pro rata share of these expenditures which are not covered by reimbursement by SPLC from cash on hand or borrowings under our working capital facility.

We expect Auger and Lockport’s maintenance capital expenditures to be approximately $9.5 million for 2016. This includes $4.8 million for electrical and storm water upgrades at Lockport and $4.7 million for control system upgrade and personnel escape pods at Ship Shoal 28 for Auger. In connection with the acquisition of Pecten effective October 1, 2015, SPLC agreed to reimburse us for certain costs and expenses incurred by Pecten for storm water upgrades at Lockport. During the three months ended March 31, 2016, we incurred $0.9 million related to the Lockport electrical upgrade project and $0.5 million related to the control system upgrade for Auger.

Major Expansion Projects

We expect Zydeco’s expansion capital expenditures to be $26.8 million for Houma upgrades and expansion, including electrical transformer, pump stations, new connections, land purchases and a possible pipeline expansion. During the three months ended March 31, 2016 we incurred $0.5 million related to the Houma upgrades and expansion projects.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. As a result of a substantial majority of our capacity being reserved on a long-term, fixed-rate basis, our revenue is not significantly affected by variation in customers’ actual usage during the term of those contracts.

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

Regulation

Our assets are subject to regulation by various federal, state and local agencies. For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2015 Annual Report.

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC and other subsidiaries of Shell, as well as from third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. We executed three acquisitions from SPLC or its affiliates in 2015, including the acquisition of additional interests in Zydeco and Colonial in May 2015, the acquisition of a 36.0% interest in Poseidon in July 2015, and the acquisition of a 100.0% interest in Pecten in November 2015. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will initially focus our acquisition strategy on transportation and other midstream assets within the crude oil and refined products sectors. We believe that we will be well positioned to acquire midstream assets from SPLC, other subsidiaries of Shell, and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
(in millions of dollars)	2016	2015 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$68.0	$49.1
Add:
Depreciation, amortization and accretion	5.9	5.2
Interest expense, net	3.0	0.2
Income tax expense	—	0.2
Cash distribution received from equity investments – Mars	9.9	8.6
Cash distribution received from equity investments – Bengal	6.3	7.1
Cash distribution received from equity investments – Poseidon	10.1	—
Less:
Income from equity investments – Mars	10.9	7.4
Income from equity investments – Bengal	5.4	5.1
Income from equity investments – Poseidon	6.9	—
Adjusted EBITDA	80.0	57.9
Less:
Adjusted EBITDA attributable to Parent	—	9.5
Adjusted EBITDA attributable to noncontrolling interests	14.5	19.9
Adjusted EBITDA attributable to the Partnership	65.5	28.5
Less:
Net interest paid attributable to the Partnership	2.1	0.1
Maintenance capex attributable to the Partnership	2.7	0.5
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(1.1)	3.0
Reimbursements from Parent included in partners' capital	0.1	—
Cash available for distribution attributable to the Partnership (2)	$59.7	$30.9

(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.
(2) Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $59.6 million for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016	2015 (1)
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$72.4	$72.6
Add:
Interest expense, net	3.0	0.2
Income tax expense	—	0.2
Return of investment	4.1	3.2
Less:
Change in deferred revenue	(1.8)	6.9
Amortization of debt interest cost	0.1	—
Change in other assets and liabilities	1.2	11.4
Adjusted EBITDA	80.0	57.9
Less:
Adjusted EBITDA attributable to Parent	—	9.5
Adjusted EBITDA attributable to noncontrolling interests	14.5	19.9
Adjusted EBITDA attributable to the Partnership	65.5	28.5
Less:
Net interest paid attributable to the Partnership	2.1	0.1
Maintenance capex attributable to the Partnership	2.7	0.5
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(1.1)	3.0
Reimbursements from Parent included in partners' capital	0.1	—
Cash Available for Distribution attributable to the Partnership (2)	$59.7	$30.9
(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.
(2) Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $59.6 million for the three months ended March 31, 2016.

Results of Operations

	Three Months Ended March 31,
	2016	2015 (1)
(in millions of dollars)
Revenue	$76.7	$65.9
Costs and expenses
Operations and maintenance	14.8	14.6
General and administrative	7.8	7.3
Depreciation, amortization and accretion	5.9	5.2
Property and other taxes	3.2	3.4
Total costs and expenses	31.7	30.5
Operating income	45.0	35.4
Income from equity investments	23.2	12.5
Dividend income from investment	2.8	1.6
Investment and dividend income	26.0	14.1
Interest expense, net	3.0	0.2
Income before income taxes	68.0	49.3
Income tax expense	—	0.2
Net income	68.0	49.1
Less
Net income attributable to Predecessors	—	7.7
Net income attributable to noncontrolling interests	12.7	17.8
Net income attributable to the Partnership	$55.3	$23.6
General partner's interest in net income attributable to the Partnership	$3.1	$0.5
Limited Partners' interest in net income attributable to the Partnership	$52.2	$23.1
Adjusted EBITDA attributable to the Partnership	$65.5	$28.5
Cash available for distribution	$59.7	$30.9

(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day) (2)	2016	2015 (1)
Zydeco – Mainlines	559	526
Zydeco – Other segments	361	528
Zydeco total system	920	1,054
Mars total system	295	301
Bengal total system	567	517
Poseidon total system	250	—
Auger total system	136	82

Terminals (3)
Lockport terminaling throughput and storage volumes
Crude oil	218	248

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.64	$0.54
Mars total system (4)	1.78	1.62
Bengal total system (4)	0.33	0.34
Auger total system (4)	1.30	1.38
Lockport total system (5)	0.23	0.18

(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.
(2) Pipeline throughput is defined as the volume of delivered barrels.
(3) Terminaling throughput is defined as the volume of delivered barrels and storage is defined as the volume of stored barrels.
(4) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system and tenure of contract.
(5) Based on reported revenues from transportation and allowance oil divided by delivered or stored barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system and tenure of contract.

Three Months Ended March 31, 2016 (“Current Quarter”) compared to the Three Months Ended March 31, 2015 (“Comparable Quarter”)

Revenues

Total revenue increased by $10.8 million, or 16.4%, comprised of $8.4 million attributable to transportation services revenue, $2.1 million related to expiring credits on Zydeco's committed transportation agreements, and $0.3 million related to storage service revenue.

Pecten recognized an increase in revenue of $6.2 million primarily related to a volume increase on Auger of 55.6% due to two new wells being brought online after a turnaround in the Comparable Quarter. Zydeco recognized an overall increase in revenue of $2.2 million, excluding revenue from expiring credits. The increase in revenue is primarily attributable to the increase in mainline shipments which charge a higher tariff than shipments on non-mainline segments. Zydeco had an overall decrease in volumes in the Current Period, as a result of a decrease in shipments on non-mainline segments partially offset by an increase in mainline shipments. The decrease in shipments on non-mainline segments is primarily due to maintenance at refineries.

Costs and Expenses

Total costs and expenses increased by $1.2 million primarily due to $0.5 million higher general and administrative expenses and $0.7 million of additional depreciation expense due to the commencement of a capital lease for storage tanks in December 2015.

General and administrative expenses increased by $0.5 million due to an increase in professional and directors fees of $0.9 million, partially offset by a $0.4 million decrease in Zydeco legal fees.

Investment and Dividend Income

Investment and dividend income, which comprises earnings from Mars, Bengal and Poseidon equity investments and the dividend from Colonial, increased by $11.9 million primarily due to our investment in Poseidon effective July 1, 2015. The increase was also attributable to an increase in storage volumes at Mars and our acquisition of an additional 1.388% interest in Colonial effective April 1, 2015.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facilities. On February 22, 2016, we again amended the current credit facilities with STCW to extend the maturity dates to where the debt is long-term, thus eliminating short-term refinancing risk. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of March 31, 2016 was $699.8 million consisting of $138.0 million cash on hand and $561.8 million of available capacity under our revolving credit facilities.

Revolving Credit Facility Agreements

Zydeco Revolver

Zydeco has a revolving credit facility (the “Zydeco Revolver”) with STCW, as the lender. The Zydeco Revolver has a borrowing capacity of $30.0 million. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures on August 6, 2019. There were no outstanding borrowings on the Zydeco Revolver as of March 31, 2016 and December 31, 2015.

Five-Year Revolver

In connection with the IPO, we entered into a revolving credit facility agreement (the “Five-Year Revolver”) with STCW.

On May 12, 2015, we and STCW amended and restated the Five-Year Revolver to increase the borrowing capacity amount from $300.0 million to $400.0 million. In connection with this amendment and restatement of the Five-Year Revolver, we paid an issuance fee of $0.2 million. On February 22, 2016, we and STCW again amended and restated the Five-Year Revolver to provide that loans advanced under the facility would have maturity dates selected by us up to October 31, 2019, the maturity date of the Five-Year Revolver. This amendment and restatement allows us to roll over the outstanding balance until the maturity date of the Five-Year Revolver.

The Five-Year Revolver, as amended and restated, provides for covenants such as restricting additional indebtedness above $600.0 million and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). Borrowings under the Five-Year Revolver bear interest at the three-month LIBOR rate plus a margin. The Five-Year Revolver also provides for customary fees, including issuance and commitment fees. Commitment fees began to accrue on the date we entered into the Five-Year Revolver. The Five-Year Revolver matures on October 31, 2019. There were $48.2 million outstanding borrowings as of March 31, 2016 and $320.8 million outstanding borrowings as of December 31, 2015.

364-Day Revolver

On June 29, 2015, in connection with the July 2015 Acquisition, we entered into a second revolving credit facility (the “364-Day Revolver”) with STCW with an initial borrowing capacity of $100.0 million. Loans advanced under the initial agreement will mature on June 29, 2016. All other terms and conditions are materially the same as those of the Five-Year Revolver.

On November 11, 2015, we and STCW amended and restated the 364-Day Revolver to increase the borrowing capacity amount from $100.0 million to $180.0 million. In connection with this amendment and restatement of the 364-Day Revolver, we paid an issuance fee of $0.1 million. On February 22, 2016, we and STCW again amended and restated the 364-Day Revolver to extend its maturity date to March 1, 2017. All other terms and conditions of the agreement were unchanged.

There were no outstanding borrowings under this facility as of March 31, 2016 and $137.4 million outstanding borrowings as of December 31, 2015.

Related Party Debt

Borrowings under our debt facilities bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the three months ended March 31, 2016 was 1.8%. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total debt of $48.2 million as of March 31, 2016 would increase our consolidated annual interest expense by approximately $0.1 million.

Our Five-Year Revolver and our 364-Day Revolver mature in October 31, 2019 and March 1, 2017, respectively. We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of March 31, 2016, we were in compliance with the covenants contained in the Five-Year Revolver and the 364-Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

Debt of Equity Investments

Poseidon and Colonial, two of our equity investments, each have third party debt. Service or repayment of such debt may impact the amount of investment income or dividend income we receive from Poseidon and Colonial, respectively, but such debt is nonrecourse to us.

Equity Registration Statements

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which it may issue and sell common units of up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. During the quarter ended March 31, 2016, we completed the sale of 750,000 common units under this program for $25.2 million net proceeds ($25.5 million gross proceeds, or $34.00 per common unit, less $0.3 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to the general partner for $0.5 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under our Five-Year Revolver and our 364-Day Revolver and for general partnership purposes.

On March 29, 2016,we completed the sale of 12,650,000 common units in a registered public offering for $395.2 million net proceeds ($401.6 million gross proceeds, or $31.75 per common unit, less $6.3 million of underwriter's fees and $0.1 million of transaction fees). In connection with the issuance of the common units,we issued 258,163 general partner units to the general partner for $8.2 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from the offering and from our general partner’s proportionate capital contribution to repay borrowings outstanding under our Five-Year Revolver and our 364-Day Revolver and for general partnership purposes.

Cash Flows from Operations

Operating Activities. We generated $72.4 million in cash flow from operating activities in the Current Quarter compared to $72.6 million in the Comparable Quarter. Although the balance did not change, there were decreases due to working capital changes and additional interest expense quarter over quarter, which were offset by increased operating and investment income.

Investing Activities. Our cash flow used in investing activities was $0.6 million in the Current Quarter compared to $11.3 million in the Comparable Quarter. The decrease in cash flow used in investing activities was primarily due to the payment of pre-IPO distributions from investments in the Comparable Quarter, partially offset by an increase in expansion capital expenditures on Zydeco.

Financing Activities. Our cash flow used in financing activities was $26.8 million in the Current Quarter compared to $54.6 million in the Comparable Quarter. The decrease in cash flow used in financing activities was primarily due to a decrease in the distributions paid to the noncontrolling interest, increases of net proceeds from public offerings and capital contributions from the general partner, partially offset by repayment of borrowings under our revolving credit facilities as well as increased distributions paid to the unitholders and the general partner.

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

We incurred capital expenditures of $5.1 million and $2.1 million for the Current Quarter and the Comparable Quarter, respectively. The increase in capital expenditures is primarily due to Houma upgrade expenditures in the Current Quarter.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended March 31,
	2016	2015 (1)
(in millions of dollars)
Expansion capital expenditures	$1.3	$1.3
Maintenance capital expenditures	3.4	1.3
Total capital expenditures paid	$4.7	$2.6
Increase (decrease) in accrued capital expenditures	0.4	(0.5)
Total capital expenditures incurred	$5.1	$2.1

(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

We expect total capital expenditures to be approximately $61.6 million for 2016.

We expect Zydeco’s maintenance capital expenditures, which are asset integrity projects in nature, to be approximately $24.4 million for 2016, of which approximately $11.4 million is to replace a two-mile section of a 22-inch diameter pipe under the Atchafalaya River and Bayou Shaffer. In connection with the Zydeco Acquisition, SPLC agreed to indemnify us against our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to this pipeline replacement project. During the three months ended March 31, 2016, Zydeco has not incurred capitalized costs related to this project.

Zydeco's remaining maintenance capital expenditures of approximately $13.0 million for 2016 is related to upgrades at Houma, Port Neches and Caillou Island. We expect Auger and Lockport’s maintenance capital expenditures, which are asset integrity projects in nature, to be approximately $9.5 million for 2016. This includes $4.8 million for electrical and storm water upgrades for Lockport, and $4.7 million for control system upgrade and personnel escape pods at Ship Shoal 28 for Auger. During the three months ended March 31, 2016, we incurred $3.2 million related to upgrades at Houma, $0.9 million related to the electrical upgrades for Lockport and $0.5 million for the control system upgrade for Auger.

We expect Zydeco’s expansion capital expenditures to be $26.8 million for Houma upgrades and expansion, including electrical transformer, pump stations, new connections, land purchases and possible pipeline expansion. We expect expansion capital expenditures for Lockport to be $0.9 million for a pipeline connection for 2016. During the three months ended March 31, 2016, we have incurred $0.5 million related to upgrades and expansion projects at Houma.

With the exception of the Zydeco pipeline replacement project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Contractual Obligations

A summary of our contractual obligations, as of March 31, 2016, is shown in the table below (in millions):

	Total	Less than 1 year		Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$1.1	$0.5	.	$0.6	$—	$—
Capital lease for Port Neches storage tanks (1)	75.7	2.9		10.0	10.0	52.8
Debt obligation	48.2	—		—	48.2	—
Total	$125.0	$3.4		$10.6	$58.2	$52.8

(1) Includes $41.6 million in interest, $22.8 million in principal and $11.3 million in executory costs.

On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we pay a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015. Upon the in-service date, which is expected to occur during the third quarter of 2016, our monthly lease payment will be $0.4 million. In the eighteenth month after the in-service date, actual fixed and variable costs will be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease will be adjusted accordingly and this adjustment will be effective for the remainder of the lease.

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

Critical Accounting Policies and Estimates

As of March 31, 2016 there have been no significant changes to our critical accounting estimates since our 2015 Annual Report was filed. See Note 1 — Description of Business and Basis of Presentation—Recent Accounting Pronouncements to our condensed consolidated financial statements. Please read Note 1 — “Recent Accounting Pronouncements” to our condensed consolidated financial statements.

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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.

•	Changes in, and availability to us, of the equity and debt capital markets.

•	The factors generally described in Part I, Item 1A, Risk Factors of our 2015 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2016 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations, or cash flows. In addition, pursuant to the terms of the various agreements under which we acquired assets from SPLC or Equilon Enterprises LLC, d/b/a Shell Oil Products US (“SOPUS”) since the IPO, SPLC or SOPUS, as applicable, have agreed to indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets.

Information regarding legal proceedings is set forth in Note 11—Commitments and Contingencies to our condensed combined financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors relating to us are discussed in Part I, Item 1A, Risk Factors in our 2015 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2015 Annual Report.

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

In 2010, the RDS Group ceased all of its upstream commercial activities in Iran and suspended new business development in Iran, as a direct consequence of the international sanctions imposed on the country. In 2013, the RDS Group closed its small representative office in Iran. However, as a result of the suspension of US and European Union (EU) sanctions, the RDS Group is currently considering potential opportunities in Iran.

The RDS Group maintains accounts with Bank Karafarin, where its cash deposits (balance of $3.1 million at March 31, 2016) generated non-taxable interest income of $0.1 million in the three months ended March 31, 2016.

During the three months ended March 31, 2016, the RDS Group paid $224 in stamp duties to the Iranian Ministry of Finance, thorugh its Iranian accountant Bayat Rayan.

Payments to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace amounted to $2,052 during the three months ended March 31, 2016. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the three months ended 2016, RDS Group officials met with Iranian officials in Iran. In relation to these travelling RDS Group officials, an amount of $1,777 was paid to the Iranian Authorities for visas and exit fees. An amount of $16 was paid for travel insurance to Bimeh Insurance Company. There was no gross revenue or net profit associated with the above transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

After the suspension of US and EU sanctions, the RDS Group made a series of payments in February and March 2016, totaling $1.942 million, to settle the payable amount for oil cargoes purchased from the National Iranian Oil Company (“NIOC”) prior to EU sanctions.

At March 31, 2016, the RDS Group has the following amounts outstanding with NIOC: a net payable of $0.4 million in respect of demurrage and a receivable of $10.5 million associated with the RDS Group’s previous upstream business activities conducted prior to EU sanctions. The RDS Group intends to resolve these outstanding balances at the earliest possible time.

In its downstream business, through RDS Group subsidiary Deheza S.A.I.C.F.el., the RDS Group provided retail services during the three months ended March 31, 2016 to the Iranian Embassy in Argentina. These transactions generated gross revenue of $174 and an estimated net profit of $14. The RDS Group has no contractual agreement with this embassy.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Shell Midstream Partners Amended and Restated Working Capital Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	2/26/2016	001-36710
10.2	Shell Midstream Partners Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.2	2/26/2016	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)
Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Shell Midstream Partners Amended and Restated Working Capital Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	2/26/2016	001-36710
10.2	Shell Midstream Partners Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.2	2/26/2016	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X