Form 10-Q/A
period 2016-03-31
Shell Midstream Partners, L.P.
filed 2016-08-19
CIK 1610466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SHELL MIDSTREAM PARTNERS, L.P.

EXPLANATORY NOTE

Shell Midstream Partners, L.P. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2016 (the “Original Form 10-Q”). This Amendment is being filed solely to revise Exhibit 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from Exhibit 31.2 when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and the revised certification filed as an exhibit to the Amendment. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

Date: August 19, 2016	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

6