Form 10-Q
period 2016-09-30
Shell Midstream Partners, L.P.
filed 2016-11-03
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 109,842,376 common units and 67,475,068 subordinated units outstanding as of November 3, 2016.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$160.8	$93.0
Accounts receivable – third parties, net	13.3	18.8
Accounts receivable – related parties	7.2	9.8
Allowance oil	7.8	4.2
Prepaid expenses	0.7	5.0
Total current assets	189.8	130.8
Equity method investments	174.2	185.0
Property, plant and equipment, net	395.5	392.9
Cost investments	37.7	6.2
Total assets	$797.2	$714.9
LIABILITIES
Current liabilities
Accounts payable – third parties	$1.5	$0.2
Accounts payable – related parties	5.7	9.3
Deferred revenue – third parties	4.3	2.6
Deferred revenue – related parties	1.5	3.6
Accrued liabilities – third parties	7.9	6.8
Accrued liabilities – related parties	5.6	3.6
Total current liabilities	26.5	26.1
Noncurrent liabilities
Debt payable – related party	343.9	457.6
Lease liability – related party	25.0	22.8
Asset retirement obligations	1.4	1.3
Total noncurrent liabilities	370.3	481.7
Total liabilities	396.8	507.8
Commitments and Contingencies (Note 11)
EQUITY
Common unitholders – public (88,367,308 and 62,892,308 units issued and outstanding as of September 30, 2016 and December 31, 2015)	2,479.3	1,637.5
Common unitholder – SPLC (21,475,068 units issued and outstanding as of September 30, 2016 and December 31, 2015)	(125.6)	(130.4)
Subordinated unitholder – SPLC (67,475,068 units issued and outstanding as of September 30, 2016 and December 31, 2015)	(394.7)	(409.8)
General partner – SPLC (3,618,723 and 3,098,825 units issued and outstanding as of September 30, 2016 and December 31, 2015)	(1,580.6)	(998.6)
Total partners' capital	378.4	98.7
Noncontrolling interest	22.0	108.4
Total equity	400.4	207.1
Total liabilities and equity	$797.2	$714.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
	(in millions of dollars, except per unit data)
Revenue
Third parties	$46.1	$65.0	$149.8	$165.1
Related parties	21.8	31.2	65.9	76.8
Total revenue	67.9	96.2	215.7	241.9
Costs and expenses
Operations and maintenance – third parties	11.4	12.2	33.1	32.0
Operations and maintenance – related parties	5.3	4.5	15.9	14.2
General and administrative – third parties	2.2	1.8	6.2	6.8
General and administrative – related parties	5.7	6.3	17.3	17.8
Depreciation, amortization and accretion	6.0	5.4	17.7	16.0
Property and other taxes	1.3	0.9	6.4	7.6
Total costs and expenses	31.9	31.1	96.6	94.4
Operating income	36.0	65.1	119.1	147.5
Income from equity investments	21.4	24.1	70.2	47.4
Dividend income from investment	4.2	2.7	11.6	6.6
Other income	—	0.1	—	1.1
Investment, dividend and other income	25.6	26.9	81.8	55.1
Interest expense, net	2.8	1.7	7.8	2.2
Income before income taxes	58.8	90.3	193.1	200.4
Income tax expense	—	(0.3)	—	—
Net income	58.8	90.6	193.1	200.4
Less: Net income attributable to Parent	—	16.2	—	39.3
Less: Net income attributable to noncontrolling interests	2.5	20.1	17.7	51.0
Net income attributable to the Partnership	$56.3	$54.3	$175.4	$110.1
General partner's interest in net income attributable to the Partnership	$7.2	$1.5	$15.3	$2.7
Limited Partners' interest in net income attributable to the Partnership	$49.1	$52.8	$160.1	$107.4

Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$0.28	$0.37	$0.98	$0.77
Subordinated	$0.28	$0.37	$0.93	$0.77

Distributions per Limited Partner Unit (in dollars)	$0.26375	$0.20500	$0.74880	$0.57000

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units – public	88.3	53.7	77.7	51.1
Common units – SPLC	21.5	21.5	21.5	21.5
Subordinated units – SPLC	67.5	67.5	67.5	67.5

 (1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015 (1)
	(in millions of dollars)
Cash flows from operating activities
Net income	$193.1	$200.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	17.7	16.0
Amortization of credit facilities issuance costs	0.2	—
Allowance oil reduction to net realizable value	—	1.0
Undistributed equity earnings	2.7	—
Changes in operating assets and liabilities
Accounts receivable	6.6	6.8
Allowance oil	(3.6)	(2.5)
Prepaid expenses	4.3	2.5
Accounts payable	(1.6)	(5.6)
Deferred revenue	(0.4)	(7.3)
Accrued liabilities	5.1	12.5
Net cash provided by operating activities	224.1	223.8
Cash flows from investing activities
Capital expenditures	(21.3)	(11.2)
Acquisitions	(120.0)	(85.9)
Return of investment	9.6	4.5
Payment of pre-IPO distributions from investments to SPLC	—	(11.9)
Net cash used in investing activities	(131.7)	(104.5)
Cash flows from financing activities
Net proceeds from private placement	—	297.7
Net proceeds from public offerings	818.1	—
Borrowing under credit facility	296.7	420.8
Contributions from general partner	9.8	6.1
Repayment of credit facilities	(410.0)	—
Capital distributions to general partner	(599.2)	(712.1)
Distributions to noncontrolling interest	(17.1)	(55.9)
Distributions to unitholders and general partner	(126.0)	(66.2)
Other contribution from Parent	3.1	—
Net distribution to Parent	—	(42.1)
Credit facilities issuance costs	—	(0.3)
Net cash used in financing activities	(24.6)	(152.0)
Net increase (decrease) in cash and cash equivalents	67.8	(32.7)
Cash and cash equivalents at beginning of the period	93.0	150.2
Cash and cash equivalents at end of the period	$160.8	$117.5
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Contribution of fixed assets from Parent	$—	$0.4
Change in accrued capital expenditures	(1.1)	(0.4)
Other non-cash contributions from Parent	0.3	—
Other non-cash capital distributions to general partner	(7.1)	—
Other non-cash contribution from general partner	7.1	—
Other non-cash credit facilities issuance costs	(0.6)	—
 (1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Non- controlling Interest	Total
Balance as of December 31, 2015	$1,637.5	$(130.4)	$(409.8)	$(998.6)	$108.4	$207.1
Net income	77.4	20.0	62.7	15.3	17.7	193.1
Net proceeds from public offerings	818.1	—	—	—	—	818.1
Contributions from general partner	—	—	—	16.9	—	16.9
Other contribution from parent	—	—	—	1.6	—	1.6
Distributions to unitholders and general partner	(53.7)	(15.2)	(47.6)	(9.5)	—	(126.0)
Distribution to noncontrolling interest	—	—	—	—	(17.1)	(17.1)
Capital distributions to general partner	—	—	—	(606.3)	—	(606.3)
Acquisition of noncontrolling interest	—	—	—	—	(87.0)	(87.0)
Balance as of September 30, 2016	$2,479.3	$(125.6)	$(394.7)	$(1,580.6)	$22.0	$400.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the three and nine months ended September 30, 2015 has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations (see Note 2—Acquisitions).

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

Description of Business

We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and to deliver refined products from those markets to major demand centers. As of September 30, 2016, we own interests in four crude oil pipeline systems, three refined products systems and a crude storage terminal. The crude oil pipeline systems, which are held by Zydeco Pipeline Company LLC (“Zydeco”), Mars Oil Pipeline Company (“Mars”), Poseidon Oil Pipeline Company, LLC (“Poseidon”) and the Auger Pipeline System (“Auger”), are strategically located along the Texas and Louisiana Gulf Coast and in the Gulf of Mexico. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), which connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York, and Explorer Pipeline Company (“Explorer”), which serves more than 70 major cities in 16 states from the Gulf Coast to the Midwest. The crude storage terminal, called the Lockport Terminal (“Lockport”), is located southwest of Chicago and serves Midwest refineries. Auger and Lockport are owned by our wholly owned subsidiary, Pecten Midstream LLC (“Pecten”).

As of September 30, 2016, we own a 100% interest in Pecten, a 92.5% interest in Zydeco, a 28.6% interest in Mars, a 36.0% interest in Poseidon, a 50.0% interest in Bengal, a 6.0% interest in Colonial and a 2.62% interest in Explorer. Each of Pecten and Zydeco is consolidated within our condensed consolidated financial statements as a subsidiary. The 7.5% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our condensed consolidated financial statements. We account for each of our investments in Mars, Bengal and Poseidon using the equity method of accounting, and we account for each of our investments in Colonial and Explorer using the cost method of accounting.

We generate the majority of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our pipelines and storage tanks. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2016. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our 2015 Annual Report.

The September 30, 2015 condensed consolidated financial statements have been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations (the "Shell Auger and Lockport Operations"). These retrospective adjustments include expense allocations for certain functions historically performed by our Parent on behalf of the Shell Auger and Lockport Operations, including allocations of general corporate expenses related to finance, legal, information technology, human resources, communications, ethics and compliance, shared services, employee benefits and incentives, insurance, and share-based compensation. See Note 2—Acquisitions to our condensed consolidated financial statements.

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

Our asset acquisitions are accounted for prospectively from the effective date of the transaction. The condensed consolidated financial statements as of and for the nine months ended September 30, 2016 and 2015 reflect the results of the following assets acquired prospectively from the dates indicated:

•The interest in Explorer acquired August 9, 2016;
•The additional interests in Zydeco, Bengal and Colonial acquired effective April 1, 2016;
•The additional interests in Zydeco and Colonial acquired effective April 1, 2015; and
•The interest in Poseidon acquired effective July 1, 2015.

See Note 2—Acquisitions to our condensed consolidated financial statements.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2015 Annual Report. There have been no significant changes to these policies during the nine months ended September 30, 2016.

Recent Accounting Pronouncements

For additional information on accounting pronouncements issued prior to December 2015, refer to Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2015 Annual Report.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (ASU 2016-17) to topic 810, Consolidation, making changes on how a reporting entity should treat indirect interests in an entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a VIE. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Adoption of this update will not have an impact on our financial statements at this time.

In August 2016, the FASB issued accounting standards update (ASU 2016-15) to topic 230, Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to our financial statements. The applicable update relates to distributions received from equity method investees and prescribes two options for presenting these cash flows: cumulative earnings approach or nature of the distribution approach. We currently apply cumulative earnings approach, when the distributions received are considered returns on investment and classified as cash inflows from operating activities.  Adoption of this update will not have a material impact on our financial statements.

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

In January 2016, the FASB issued accounting standards update (ASU 2016-01) to topic 825, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, the update allows equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment, and requires additional disclosure around those investments. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect of this guidance which is not expected to have a significant impact on our financial position or results of operations.

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

2. Acquisitions

On August 9, 2016, we acquired a 2.62% equity interest in Explorer from SPLC (the “August 2016 Acquisition”) for $26.2 million. The August 2016 Acquisition was made in connection with SPLC’s right, as a current shareholder of Explorer, to acquire a portion of the equity interest being divested by another shareholder of Explorer. SPLC separately owns a 35.97% equity interest in Explorer. The August 2016 Acquisition closed on August 9, 2016 pursuant to a Share Purchase and Sale Agreement among us, the Operating Company and SPLC, and is accounted for as a transaction between entities under common control. We funded the August 2016 Acquisition with $26.3 million of cash on hand. Total transaction costs of $0.1 million were incurred. The terms of the August 2016 Acquisition were approved by the Board of Directors of our general partner (the “Board”). See Note 2 – Summary of Significant Accounting Policies – Common Control Transactions in the Notes to Consolidated Financial Statements of our 2015 Annual Report for further discussion of how we account for the acquisition of assets and businesses under common control.

On May 23, 2016, we acquired an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial for $700.0 million in consideration (the “May 2016 Acquisition”). The May 2016 Acquisition closed pursuant to a Contribution Agreement (the “May 2016 Contribution Agreement”) dated May 17, 2016 among us, the Operating Company and SPLC and became effective on April 1, 2016, and is accounted for as a transaction between entities under common control. We funded the May 2016 Acquisition with $345.8 million from the net proceeds of a registered public offering of 10,500,000 common units representing limited partner interests in us (the “May 2016 Offering”), $50.4 million of cash on hand and $296.7 million in borrowings under the Five Year Revolver (as defined in Note 7—Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell. The remaining $7.1 million in consideration consisted of an issuance of 214,285 general partner units to our general partner in order to maintain its 2.0% general partner interest in us. Total transaction costs of $0.4 million were incurred in association with the May 2016 Acquisition. The terms of the May 2016 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the May 2016 Contribution Agreement, SPLC has agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2016 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the general partner at the time of payment. The May 2016 Contribution Agreement contained customary representations and warranties and indemnification by SPLC.

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

On November 17, 2015, we acquired from SPLC a 100% interest in Pecten, which holds the Shell Auger and Lockport Operations. The acquisition of Pecten was a transfer of a business between entities under common control, which requires it to be accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative financial information. Accordingly, the accompanying financial statements and notes for the three and nine months ended September 30, 2015 have been retrospectively adjusted to include the historical results of the business of Auger and Lockport prior to the acquisition's effective date of October 1, 2015. See Note 3 – Acquisitions in the Notes to Consolidated Financial Statements of our 2015 Annual Report for further discussion of this acquisition.

The following tables present our condensed consolidated statement of income and condensed consolidated statement of cash flows for the three and nine ended September 30, 2015 giving effect to the acquisition of Pecten. The results of Pecten prior to the effective date of the acquisition are included in “Shell Auger and Lockport Operations” and the consolidated results are included in “Consolidated Results” within the tables below:

Condensed Consolidated Statement of Income	Three Months Ended September 30, 2015
		Shell Auger
	Shell Midstream	and Lockport	Consolidated
	Partners, L.P. (1)	Operations (2)	Results

Revenue
Third parties	$57.5	$7.5	$65.0
Related parties	14.9	16.3	31.2
Total revenue	72.4	23.8	96.2
Costs and expenses
Operations and maintenance – third parties	9.2	3.0	12.2
Operations and maintenance – related parties	3.6	0.9	4.5
General and administrative – third parties	1.6	0.2	1.8
General and administrative – related parties	4.9	1.4	6.3
Depreciation, amortization and accretion	3.5	1.9	5.4
Property and other taxes	0.7	0.2	0.9
Total costs and expenses	23.5	7.6	31.1
Operating income	48.9	16.2	65.1
Income from equity investments	24.1	—	24.1
Dividend income from investment	2.7	—	2.7
Other income	0.1	—	0.1
Investment, dividend and other income	26.9	—	26.9
Interest expense, net	1.7	—	1.7
Income before income taxes	74.1	16.2	90.3
Income tax expense	(0.3)	—	(0.3)
Net income	74.4	16.2	90.6
Less: Net income attributable to Parent	—	16.2	16.2
Less: Net income attributable to noncontrolling interests	20.1	—	20.1
Net income attributable to the Partnership	$54.3	$—	$54.3

(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.
(2) Results of the Shell Auger and Lockport Operations from July 1, 2015 through September 30, 2015.

Condensed Consolidated Statement of Income	Nine Months Ended September 30, 2015
		Shell Auger
	Shell Midstream	and Lockport	Consolidated
	Partners, L.P. (1)	Operations (2)	Results
Revenue
Third parties	$145.3	$19.8	$165.1
Related parties	36.4	40.4	76.8
Total revenue	181.7	60.2	241.9
Costs and expenses
Operations and maintenance – third parties	23.8	8.2	32.0
Operations and maintenance – related parties	10.9	3.3	14.2
General and administrative – third parties	6.6	0.2	6.8
General and administrative – related parties	14.7	3.1	17.8
Depreciation, amortization and accretion	10.4	5.6	16.0
Property and other taxes	7.1	0.5	7.6
Total costs and expenses	73.5	20.9	94.4
Operating income	108.2	39.3	147.5
Income from equity investments	47.4	—	47.4
Dividend income from investment	6.6	—	6.6
Other income	1.1	—	1.1
Investment, dividend and other income	55.1	—	55.1
Interest expense, net	2.2	—	2.2
Income before income taxes	161.1	39.3	200.4
Income tax expense	—	—	—
Net income	161.1	39.3	200.4
Less: Net income attributable to Parent	—	39.3	39.3
Less: Net income attributable to noncontrolling interests	51.0	—	51.0
Net income attributable to the Partnership	$110.1	$—	$110.1

(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.
(2) Results of the Shell Auger and Lockport Operations from January 1, 2015 through September 30, 2015.

Condensed Consolidated Statement of Cash Flows	Nine Months Ended September 30, 2015
		Shell Auger
	Shell Midstream	and Lockport	Consolidated
	Partners, L.P. (1)	Operations (2)	Results
Cash flows from operating activities
Net income	$161.1	$39.3	$200.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	10.4	5.6	16.0
Allowance oil reduction to net realizable value	0.9	0.1	1.0
Changes in operating assets and liabilities
Accounts receivable	6.6	0.2	6.8
Allowance oil	(2.1)	(0.4)	(2.5)
Prepaid expenses	2.5	—	2.5
Accounts payable	(5.2)	(0.4)	(5.6)
Deferred revenue	(7.3)	—	(7.3)
Accrued liabilities	11.2	1.3	12.5
Net cash provided by operating activities	178.1	45.7	223.8
Cash flows from investing activities
Capital expenditures	(7.6)	(3.6)	(11.2)
Acquisitions	(85.9)	—	(85.9)
Return of investment	4.5	—	4.5
Payment of pre-IPO distributions from investments to SPLC	(11.9)	—	(11.9)
Net cash used in investing activities	(100.9)	(3.6)	(104.5)
Cash flows from financing activities
Borrowing under credit facilities	420.8	—	420.8
Net proceeds from private placement	297.7	—	297.7
Contribution from general partner	6.1	—	6.1
Capital distributions to general partner	(712.1)	—	(712.1)
Distributions to noncontrolling interest	(55.9)	—	(55.9)
Distributions to unitholders and general partner	(66.2)	—	(66.2)
Credit facilities issuance costs	(0.3)	—	(0.3)
Net distribution to Parent	—	(42.1)	(42.1)
Net cash used in financing activities	(109.9)	(42.1)	(152.0)
Net increase in cash and cash equivalents	(32.7)	—	(32.7)
Cash and cash equivalents at beginning of the period	150.2	—	150.2
Cash and cash equivalents at end of the period	$117.5	$—	$117.5
Supplemental Cash Flow Information
Non-cash investing transactions
Change in accrued capital expenditures	$(0.4)	$—	$(0.4)
Contribution of fixed assets from Parent	0.4	—	0.4

(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.
(2) Results of the Shell Auger and Lockport Operations from January 1, 2015 through September 30, 2015.

On July 1, 2015, Shell Oil Products US (“SOPUS”) conveyed to us its 36.0% interest in Poseidon (the “July 2015 Acquisition”) for $350.0 million in cash. The July 2015 Acquisition closed pursuant to a contribution agreement dated July 1, 2015 (the “Poseidon Contribution Agreement”) among the Operating Company, the Partnership and SOPUS and is accounted for as a transaction between entities under common control. We have recorded this asset acquisition prospectively from the effective date. Poseidon is a Delaware Limited Liability Company formed in February 1996 to design, construct, own and operate a non-Federal Energy Regulatory Commission (“FERC”) regulated crude oil pipeline system located offshore Louisiana in the central region of the Gulf of Mexico. We account for our interest in Poseidon using the equity method of accounting.

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

On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash (the “May 2015 Acquisition”). The May 2015 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 12, 2015 (“Purchase and Sale Agreement”) among us, the Operating Company and SPLC and became effective on April 1, 2015, and was accounted for as a transaction between entities under common control. We funded the May 2015 Acquisition with $297.7 million from the Private Placement (as defined in Note 8—Equity), $80.0 million of cash on hand and $70.8 million in borrowings under the Five Year Revolver with STCW. Total transaction costs of $0.5 million were incurred in association with the May 2015 Acquisition. The terms of the May 2015 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Purchase and Sale Agreement, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the general partner at the time of payment.

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

Acquisition Agreements

See the description of the May 2015 Purchase and Sale Agreement related to the May 2015 Acquisition, the Poseidon Contribution Agreement relating to the July 2015 Acquisition, the May 2016 Contribution Agreement relating to the May 2016 Acquisition, and the Share Purchase and Sale Agreement related to the August 2016 Acquisition as further described in Note 2—Acquisitions.

On September 27, 2016, we entered into a Purchase and Sale Agreement among SPLC, SOPUS and the Operating Company to acquire a 49.0% interest in Odyssey Pipeline L.L.C. ("Odyssey") and an additional 20.0% interest in Mars for $350.0 million as further described in Note 12—Subsequent Events.

Termination Agreement

On November 3, 2014, we entered into a voting agreement with SPLC regarding the governance of Bengal (the “Voting Agreement”). On May 23, 2016, in connection with the May 2016 Acquisition, we and SPLC entered into a Termination of Bengal Voting Agreement, under which the Voting Agreement was terminated, as we acquired all of SPLC’s remaining interest in Bengal.

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

Expenses related to our obligations under the Omnibus Agreement during the nine months ended September 30, 2016 and 2015 are reflected in related party general and administrative expenses disclosed below.

Under the Omnibus Agreement, certain of our costs are indemnified by SPLC. The legal and environmental indemnifications are subject to individual $0.5 million deductibles, while we have an aggregate limit of $15.0 million, of which $10.7 million is remaining. As of September 30, 2016, only the environmental indemnification remains and it will expire in November 2017. During the three and nine months ended September 30, 2016, we did not make any claims for indemnification under the Omnibus Agreement.

 Zydeco

In connection with our initial public offering (“IPO”) of common units, and the formation of Zydeco, we entered into various agreements with SPLC and Shell. For a discussion of these agreements, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2015 Annual Report.

 Noncontrolling Interest

Noncontrolling interest consists of SPLC's 7.5% retained ownership interest in Zydeco as of September 30, 2016 and 37.5% retained ownership interest in Zydeco as of December 31, 2015. Noncontrolling interest consist of the following SPLC percentages retained at each of the following dates:

Noncontrolling Interest
March 31, 2015	57.0%
June 30, 2015	37.5%
September 30, 2015	37.5%

March 31, 2016	37.5%
June 30, 2016	7.5%
September 30, 2016	7.5%

Other Related Party Balances

Other related party balances consist of the following:

	September 30, 2016	December 31, 2015
Accounts receivable	$7.2	$9.8
Prepaid expenses	0.4	2.8
Accounts payable (1)	5.7	9.3
Deferred revenue	1.5	3.6
Accrued liabilities	5.6	3.6
Debt payable (2)	343.9	457.6
Lease liability	25.0	22.8

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $1.0 million and $0.6 million as of September 30, 2016 and December 31, 2015, respectively.

Related Party Revolving Credit Facilities

We have entered into two revolving credit facilities with STCW: the Five Year Revolver and the 364-Day Revolver. Zydeco entered into a senior unsecured revolving credit facility with STCW. For definitions and additional information regarding these credit facilities, see Note 7—Related Party Debt.

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on terms consistent with those provided to third parties. Our transportation services revenue from related parties was $19.5 million and $59.4 million for the three and nine months ended September 30, 2016, respectively, and $29.4 million and $71.1 million for the three and nine months ended September 30, 2015, respectively. Revenues related to storage services from related parties were $2.3 million and $6.5 million for the three and nine months ended September 30, 2016, respectively, and $1.8 million and $5.7 million for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2016, Zydeco, Mars, Bengal, Poseidon and Colonial paid cash distributions to us of $63.9 million and $174.8 million, respectively, of which $35.1 million and $80.7 million, respectively, related to Zydeco. During the three and nine months ended September 30, 2015, Zydeco, Mars, Bengal, and Colonial paid cash distributions to us of $50.9 million and $128.7 million, respectively, of which $25.0 million and $70.2 million, respectively, related to Zydeco.

For a discussion of services performed by SPLC and Shell on our behalf, see Note 1—Description of Business and Basis of Presentation—Basis of Presentation. During the three and nine months ended September 30, 2016, we were allocated $1.1 million and $4.1 million, respectively, and during the three and nine months ended September 30, 2015, we were allocated $1.9 million and $4.7 million, respectively, of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the condensed consolidated statements of income.

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

In addition, beginning October 1, 2015, Pecten and SPLC entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC (the “Pecten Management Agreement”). Under the Zydeco Management Agreement and the Pecten Management Agreement, these expenses are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. For a discussion of these agreements and other agreements between Pecten and SPLC, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2015 Annual Report.

A portion of our insurance coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense for the three and nine months ended September 30, 2016 was $1.0 million and $2.8 million, respectively. The related party portion of insurance expense for the three and nine months ended September 30, 2015 was $0.9 million and $2.6 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operations and maintenance - related parties	$5.3	$4.5	$15.9	$14.2
General and administrative - related parties (1)	5.7	6.3	17.3	17.8

(1) For the three and nine months ended September 30, 2016 we incurred $1.9 million and $5.8 million, respectively, under the Zydeco Management Agreement, and $2.2 million and $6.4 million, respectively, under the Omnibus Agreement for the general and administrative fee. For the three and nine months ended September 30, 2015 we incurred $1.8 million and $5.4 million, respectively, under the Zydeco Management Agreement, and $2.1 million and $6.4 million, respectively, under the Omnibus Agreement for the general and administrative fee.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2016 was $0.7 million and $2.0 million, respectively, and for the three and nine months ended September 30, 2015 was $1.5 million and $3.7 million, respectively. Our share of defined contribution benefit plan costs for the three and nine months ended September 30, 2016 was $0.3 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2015 was $0.2 million and $0.7 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity method investments in Mars, Bengal and Poseidon, as well as cost method investments in Colonial and Explorer. SPLC also owns interests in Mars, Colonial and Explorer. In some cases we may make capital contributions or other payments to these entities. No such capital contributions were made for the three and nine months ended September 30, 2016 and September 30, 2015. See Note 4—Equity Method Investments for additional details.

Our investments in Explorer and Colonial are classified as Cost investments on the Condensed Consolidated Balance Sheets. We monitor the operating environment of these investments for change in circumstances or the occurrence of events that suggest the total carrying value of these investments may not be recoverable. The carrying value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. During the nine months ended September 30, 2016, and 2015, we did not recognize any impairment charges related to our cost method investments.

4. Equity Method Investments

 As of September 30, 2016, our equity method investments consist of a 28.6% interest in Mars, 50.0% interest in Bengal and 36.0% interest in Poseidon.  As of December 31, 2015, our equity method investments consisted of a 28.6% interest in Mars, 49.0% interest in Bengal and 36.0% interest in Poseidon.

Equity investments in affiliates comprise the following as of the dates indicated:

	September 30, 2016 (1)	December 31, 2015 (2)
Mars	$81.4	$84.0
Bengal	76.7	75.6
Poseidon	16.1	25.4
	$174.2	$185.0

(1) As of September 30, 2016, the unamortized positive basis differences included in our equity investments in Mars and Poseidon were $10.4 million and $9.7 million, respectively. As of September 30, 2016, the unamortized negative basis difference included in our equity investment in Bengal was $5.8 million. These basis differences between our cost of the initial investments and our equity interests in the separate net assets within the financial statements of the investees at the date of the investments are amortized into net income over the remaining useful lives of the underlying assets.
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

Our equity investments in affiliates balance was affected by the following during the periods indicated:

	Three Months Ended September 30, 2016
	Mars	Bengal	Poseidon	Total
Distributions received	$11.5	$2.7	$10.5	$24.7
Income from equity investments (1)	8.6	5.2	7.6	21.4

	Nine Months Ended September 30, 2016
	Mars	Bengal	Poseidon	Total
Distributions received	$34.5	$16.1	$31.9	$82.5
Income from equity investments (1)	31.7	15.9	22.6	70.2

	Three Months Ended September 30, 2015
	Mars	Bengal	Poseidon (2)	Total
Distributions received	$7.7	$5.1	$10.4	$23.2
Income from equity investments (1)	10.5	5.6	8.0	24.1

	Nine Months Ended September 30, 2015
	Mars	Bengal	Poseidon	Total
Distributions received	$24.9	$16.6	$10.4	$51.9
Income from equity investments (1)	23.6	15.8	8.0	47.4

(1) Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees, are amortized into net income over the remaining useful lives of the underlying assets. For the three months ended September 30, 2016, amortization expense (income) for Mars, Bengal and Poseidon was $0.2 million, $(0.1) million and $0.2 million, respectively, and for the nine months ended September 30, 2016, was $0.7 million, $(0.2) million and $0.6 million, respectively, which is included in the condensed consolidated statements of income. For the three months ended September 30, 2015, amortization expense (income) for Mars, Bengal and Poseidon was $0.2 million, $(0.1) million and $0.2 million respectively, and for the nine months ended September 30, 2015 was $0.7 million, $(0.2) million and $0.2 million, respectively, which is included in the condensed consolidated statements of income.

(2) The Poseidon ownership interest was effective July 1, 2015 with the July 2015 Acquisition.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments in Mars, Bengal and Poseidon, on a 100% basis:

	Three Months Ended September 30, 2016
	Mars	Bengal	Poseidon
Statements of Income
Total revenues	$54.0	$17.3	$31.3
Total operating expenses	23.1	7.2	8.2
Operating income	$30.9	$10.1	$23.1
Net income (1)	$30.9	$10.3	$22.0

	Nine Months Ended September 30, 2016
	Mars	Bengal	Poseidon
Statements of Income
Total revenues	$175.5	$52.3	$90.7
Total operating expenses	62.1	20.7	22.5
Operating income	$113.4	$31.6	$68.2
Net income (1)	$113.4	$31.7	$64.7

	Three Months Ended September 30, 2015
	Mars	Bengal	Poseidon
Statements of Income
Total revenues	$56.8	$18.6	$30.8
Total operating expenses	19.2	7.2	7.0
Operating income	$37.6	$11.4	$23.8
Net income (1)	$37.6	$11.3	$22.9

	Nine Months Ended September 30, 2015
	Mars	Bengal	Poseidon (2)
Statements of Income
Total revenues	$148.7	$52.2	$92.7
Total operating expenses	63.0	20.3	21.6
Operating income	$85.7	$31.9	$71.1
Net income (1)	$85.8	$31.8	$67.8

(1) Difference between Operating income and Net income represents interest expense or interest income.
(2) The Poseidon ownership interest was effective July 1, 2015 with the July 2015 Acquisition.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	September 30, 2016	December 31, 2015
Land	—	$1.4	$1.4
Building and improvements	10 - 40 years	19.5	19.5
Pipeline and equipment (1)	10 - 30 years	578.9	572.4
Other	5 - 25 years	5.9	5.6
		605.7	598.9
Accumulated depreciation and amortization (2)		(233.9)	(216.2)
		371.8	382.7
Construction in progress		23.7	10.2
Property, plant and equipment, net		$395.5	$392.9

(1) As of September 30, 2016 and December 31, 2015, includes cost of $22.8 million related to assets under capital lease.
(2) As of September 30, 2016 and December 31, 2015, includes accumulated depreciation of $1.2 million and $0.1 million related to assets under capital lease, respectively.

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2016 of $6.0 million and $17.7 million, respectively, is included in cost and expenses in the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2015 of $5.4 million and $16.0 million, respectively, is included in cost and expenses in the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under capital lease.

6. Accrued Liabilities - Third Parties

Accrued liabilities - third parties consist of the following as of the dates indicated:

	September 30, 2016	December 31, 2015
Transportation, project engineering	$1.7	$3.0
Property taxes	4.9	0.3
FERC accrual	—	1.7
Professional fees	1.2	1.2
Other accrued liabilities	0.1	0.6
Accrued liabilities - third parties	$7.9	$6.8

For a discussion of accrued liabilities - related parties, see Note 3—Related Party Transactions.

7. Related Party Debt

Partnership's Revolving Credit Facility Agreements

We have a five year unsecured revolving credit facility with STCW with a borrowing capacity of $760.0 million (“Five Year Revolver”). On September 27, 2016, we and STCW amended and restated the Five Year Revolver to increase the amount of the facility by $360.0 million to $760.0 million. On February 22, 2016, we and STCW amended and restated the Five Year Revolver to provide that loans advanced under the facility have maturity dates selected by us up to October 31, 2019, the maturity date of the Five Year Revolver. Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. The weighted average interest rate for the nine months ended September 30, 2016 was 2.0%. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs.

We have a 364-day unsecured revolving credit facility with STCW with a borrowing capacity of $180.0 million (“364-Day Revolver”). On February 22, 2016, we amended and restated the 364-Day Revolver with STCW to extend its maturity to March 1, 2017. Borrowings under the 364-Day Revolver bear interest at the three-month LIBOR rate plus a margin. The weighted average interest rate for the nine months ended September 30, 2016 was 2.0%. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs.

Zydeco Revolving Credit Facility Agreement

Zydeco has a senior unsecured revolving credit facility with STCW with a borrowing capacity of $30.0 million (the “Zydeco Revolver”). Borrowings under the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin.

Consolidated related party debt obligations comprise the following as of the dates indicated:

	September 30, 2016	December 31, 2015
Five Year Revolver, variable rate, due October 31, 2019 (1)	$344.9	$320.8
364-Day Revolver, variable rate, due March 1, 2017 (2)	—	137.4
Zydeco Revolver, variable rate, due August 6, 2019 (3)	—	—
Unamortized debt issuance costs	(1.0)	(0.6)
Debt payable – related party	$343.9	$457.6

(1)	As of September 30, 2016, availability under the $760.0 million Five Year Revolver was $415.1 million.

(2)	As of September 30, 2016, the entire $180.0 million capacity was available under the 364-Day Revolver.

(3)	As of September 30, 2016, the entire $30.0 million capacity was available under the Zydeco Revolver.

As of September 30, 2016, we were in compliance with the covenants contained in the Five Year Revolver and the 364-Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

On May 23, 2016, we partially funded the cash portion of the May 2016 Acquisition with $296.7 million in borrowings under the Five Year Revolver.

On March 29, 2016, we used cash on hand and net proceeds from sales of common units to third parties to repay $272.6 million of borrowings outstanding under the Five Year Revolver and all $137.4 million of borrowings outstanding under the 364-Day Revolver.

On July 1, 2015, we borrowed $250.0 million under the Five Year Revolver and $100.0 million under the 364-Day Revolver to partially fund the July 2015 Acquisition.

On May 18, 2015, we borrowed $70.8 million under the Five Year Revolver to partially fund the May 2015 Acquisition. Total transaction costs of $0.5 million were incurred in association with the May 2015 Acquisition.

8. Equity

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. During the quarter ended March 31, 2016 we completed the sale of 750,000 common units under this program for $25.4 million net proceeds ($25.5 million gross proceeds, or an average price of $34.00 per common unit, less $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to our general partner for $0.5 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes.

During the quarters ended June 30, 2016 and September 30, 2016, we did not sell any common units under this program.

Public Offering

On March 29, 2016, we completed the sale of 12,650,000 common units in a registered public offering (the "March 2016 Offering") for $395.1 million net proceeds ($401.6 million gross proceeds, or $31.75 per common unit, less $6.3 million of underwriter's fees and $0.2 million of transaction fees). In connection with the issuance of the common units, we issued 258,163 general partner units to our general partner for $8.2 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from the March 2016 Offering and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes.

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

Units Outstanding

As of September 30, 2016, we had 109,842,376 common units outstanding, of which 88,367,308 were publicly owned. SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 49.2% limited partner interest in us, all of the incentive distribution rights, and 3,618,723 general partner units, representing a 2.0% general partner interest in us.

The changes in the number of units outstanding from December 31, 2015 through September 30, 2016 are as follows:

	Public	SPLC	SPLC	General
(in units)	Common	Common	Subordinated	Partner	Total
Balance as of December 31, 2015	62,892,308	21,475,068	67,475,068	3,098,825	154,941,269
Units issued in connection with ATM program	750,000	—	—	15,307	765,307
Units issued in connection with public offerings	24,725,000	—	—	504,591	25,229,591
Balance as of September 30, 2016	88,367,308	21,475,068	67,475,068	3,618,723	180,936,167

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	Incentive	2%	Total
		(in millions, except per unit amounts)
February 12, 2015	December 31, 2014 (1)	$4.8	$2.2	$7.1	$—	$0.3	$14.4	$0.10420
May 14, 2015	March 31, 2015	8.0	3.8	11.8	—	0.5	24.1	0.17500
August 13, 2015	June 30, 2015	10.2	4.1	12.8	0.1	0.5	27.7	0.19000
November 12, 2015	September 30, 2015	11.0	4.4	13.9	0.4	0.6	30.3	0.20500
February 11, 2016	December 31, 2015	13.8	4.7	14.9	1.2	0.7	35.3	0.22000
May 12, 2016	March 31, 2016	17.9	5.1	15.8	2.0	0.9	41.7	0.23500
August 12, 2016	June 30, 2016	22.0	5.4	16.9	3.7	1.0	49.0	0.25000
November 14, 2016 (2)	September 30, 2016	23.3	5.7	17.8	6.0	1.1	53.9	0.26375

(1) The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2015 in accordance with the Partnership Agreement.
(2) For more information see Note 12— Subsequent Events.

Distributions to Noncontrolling Interest

Distributions to SPLC for its noncontrolling interest in Zydeco were $2.7 million and $17.1 million, respectively, for the three and nine months ended September 30, 2016 and $15.0 million and $55.9 million, respectively, for the three and nine months ended September 30, 2015. See Note 3—Related Party Transactions for additional details.

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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$58.8	$90.6	$193.1	$200.4
Less:
Net income attributable to Parent	—	16.2	—	39.3
Net income attributable to noncontrolling interests	2.5	20.1	17.7	51.0
Net income attributable to the Partnership	56.3	54.3	175.4	110.1
Less:
General Partner's distribution declared	7.1	1.0	14.7	2.1
Limited Partners' distribution declared on common units	29.0	15.4	79.4	41.5
Limited Partners' distribution declared on subordinated units	17.8	13.9	50.5	38.5
Income in excess of distributions	$2.4	$24.0	$30.8	$28.0

	Three Months Ended September 30, 2016
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$7.1	$29.0	$17.8	$53.9
Income in excess of distributions	0.1	1.4	0.9	2.4
Net income attributable to the Partnership	$7.2	$30.4	$18.7	$56.3
Weighted average units outstanding (in millions):
Basic and diluted		109.8	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.28	$0.28

	Nine Months Ended September 30, 2016
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$14.7	$79.4	$50.5	$144.6
Income in excess of distributions	0.6	18.0	12.2	30.8
Net income attributable to the Partnership	$15.3	$97.4	$62.7	$175.4
Weighted average units outstanding (in millions):
Basic and diluted		99.2	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.98	$0.93

	Three Months Ended September 30, 2015
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$1.0	$15.4	$13.9	$30.3
Distributions in excess of income	0.5	12.4	11.1	24.0
Net income attributable to the Partnership	$1.5	$27.8	$25.0	$54.3
Weighted average units outstanding (in millions):
Basic and diluted		75.2	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.37	$0.37

	Nine Months Ended September 30, 2015
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$2.1	$41.5	$38.5	$82.1
Distributions in excess of income	0.6	14.5	12.9	28.0
Net income attributable to the Partnership	$2.7	$56.0	$51.4	$110.1
Weighted average units outstanding (in millions):
Basic and diluted		72.6	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.77	$0.77

10. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco. Income tax expense for the three and nine months ended September 30, 2016 was less than $0.1 million and for the three and nine months ended September 30, 2015 was $(0.3) million and zero, respectively.

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

As of September 30, 2016 and December 31, 2015, there were no accruals for environmental clean-up costs.

Legal Proceedings

We are named defendants in lawsuits and governmental proceedings that arise in the ordinary course of business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we do not expect that the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

Effective July 31, 2014, a rate case was filed against Zydeco with the FERC. The rate case was resolved by a settlement approved by FERC which established maximum uncommitted (or non-contract) rates for uncommitted shippers effective December 1, 2015. The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). We recognized $2.3 million of general and administrative expenses in 2015 related to the settlement of this rate case. We were indemnified by SPLC under the Omnibus Agreement for some of the costs incurred. As of September 30, 2016, we had no outstanding payables or receivables related to this case as all shippers' settlements were paid in January 2016 and all indemnifications from SPLC have been received.

Minimum Throughput

On September 1, 2016, the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective and requires monthly payments of approximately $0.4 million. The tariff will be analyzed annually and updated based on the FERC indexing adjustment to rates effective July 1 of each year. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

12. Subsequent Events

We have evaluated events that have occurred after September 30, 2016, through the issuance of these condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.

Distribution

On October 19, 2016, the Board declared a cash distribution of $0.26375 per limited partner unit for the three months ended September 30, 2016. The distribution will be paid on November 14, 2016 to unitholders of record as of October 31, 2016.

October 2016 Acquisition

On September 27, 2016, we entered into a Purchase and Sale Agreement among SPLC, SOPUS and the Operating Company to acquire a 49.0% interest in Odyssey and an additional 20.0% interest in Mars for $350.0 million (the “October 2016 Acquisition”). We funded the October 2016 Acquisition with $50.0 million of cash on hand and $300.0 million in borrowings under the Five Year Revolver. The October 2016 Acquisition closed on October 3, 2016.

Colonial Incident

As publicly announced by Colonial on October 31, 2016, a crew working on Colonial’s gasoline pipeline ("Line 1") in Alabama experienced an incident when the track hoe it was operating hit the pipeline causing a fire, which was later contained. Line 1 was shut down and remains shut down as of November 3, 2016. We cannot predict how long Line 1 will remain down. We continue to monitor the situation but cannot predict the impact the shutdown of the pipeline will have on our results of operations and cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or the “Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own certain assets received from Shell Pipeline Company LP (“SPLC”) and other assets. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC. Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. We completed our initial public offering on November 3, 2014 (the “IPO”).

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

As of September 30, 2016, our assets consist of the following:

•
A 92.5% ownership interest in Zydeco Pipeline Company LLC (“Zydeco”), which was wholly owned by SPLC prior to the IPO. Zydeco wholly owns the Houston-to-Houma crude oil pipeline system, or Ho-Ho, which is regulated by the Federal Energy Regulatory Commission, or FERC. Zydeco delivers primarily into the St. James and Clovelly, Louisiana markets. Zydeco is situated within the largest refining market in the United States.

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

•
A 2.62% interest in Explorer Pipeline Company (“Explorer”). Explorer transports gasoline, diesel, fuel oil and jet fuel from the Gulf Coast to the Midwest through its 1,830 mile pipeline, serving more than 70 major cities in 16 states (the "August 2016 Acquisition").

The ownership interests above include a 19.5% interest in Zydeco and a 1.388% interest in Colonial acquired on May 18, 2015 (the "May 2015 Acquisition"), as well as an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial acquired on May 23, 2016 (the "May 2016 Acquisition").

On October 3, 2016, we acquired a 49.0% interest in Odyssey Pipeline L.L.C. and an additional 20.0% interest in Mars (the "October 2016 Acquisition").

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

All of Lockport’s revenue is generated under long-term guaranteed storage tank services and throughput agreements with remaining terms of six months to three years.

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations for the three months ended September 30, 2016 (the “Current Quarter”) and the nine months ended September 30, 2016 (the “Current Period”) will not be comparable to our historical results of operations for the three months ended September 30, 2015 (the “Comparable Quarter”) and the nine months ended September 30, 2015 (the "Comparable Period") for the reasons described below:

•
Our ownership interest in Poseidon was not included in the results of operations for the first six months of the Comparable Period, as we accounted for this investment prospectively from our acquisition on July 1, 2015.

•
We acquired an additional 1.388% interest in Colonial effective April 1, 2015, increasing our ownership interest from 1.612% to 3.0%, and an additional 3.0% interest in Colonial effective April 1, 2016, increasing our ownership interest from 3.0% to 6.0%.

•
For both the Comparable Quarter and the Comparable Period, our ownership interest in Bengal was 49.0%. We acquired an additional 1.0% interest in Bengal effective April 1, 2016, increasing our ownership interest from 49.0% to 50.0%.

•
We acquired an additional 19.5% interest in Zydeco effective April 1, 2015, increasing our ownership interest from 43.0% to 62.5%, and an additional 30.0% interest in Zydeco effective April 1, 2016, increasing our ownership interest from 62.5% to 92.5%.

•	Our ownership interest in Explorer was not included in the results of operations until the Current Quarter, as we accounted for this investment prospectively from our acquisition on August 9, 2016.

Although we acquired Pecten effective October 1, 2015, the results of operations for the Comparable Period have been retrospectively adjusted to include the results of operations of Auger and Lockport (the “Shell Auger and Lockport Operations”) for the entire period.

Factors Affecting Our Business and Outlook

Substantially all of our revenue is derived from long-term transportation and storage service agreements with shippers, including ship-or-pay agreements and life-of-lease agreements, some of which provide a guaranteed return, and long-term storage service agreements with customers ranging from marketers to crude oil producers to refineries. We believe the commercial terms of these long-term transportation and storage service agreements substantially mitigate volatility in our cash flows by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business can, however, be negatively affected by sustained downturns or sluggishness in the economy in general, and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations.

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

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics

To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields and the introduction of new sources of crude oil supply, affect the demand for our services from both producers and consumers. One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”). While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices declined substantially during 2015 and have remained low in the first nine months of 2016. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Except for PLA, we do not take ownership of the crude oil or refined products for any other of our pipelines or terminals. As a result, our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from the long-term fee based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong even in the current crude oil price environment. We have not experienced a material decline in throughput volumes on Zydeco, Mars, Poseidon and Auger, our crude oil pipeline systems, as a result of lower crude oil prices. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. We are currently experiencing relatively high demand for our pipeline systems serving refineries.

Changes in Customers’ Volumes Unrelated to Commodity Prices

Transportation volumes on Auger were lower in the Current Quarter than the Comparable Quarter due to rework of certain wells and declining production volumes. Revenue on Auger also declined as the surcharge to recover costs for enhancements on the system expired. In addition, certain connected producers directed flow to other markets in response to local market pricing changes which drove more barrels to Poseidon. Volumes on Poseidon were higher in the Current Quarter than the Comparable Quarter as the platform work for future well connection and planned maintenance on Poseidon was completed. Poseidon transportation volumes have also experienced an increase in the near term as significant deepwater production areas ramp up production and a strong market for the Poseidon barrel. Transportation volumes on Lockport were lower in the Current Quarter compared to the Comparable Quarter due to increased storage in the contango market and a competitor pipeline that connects to Patoka. However, Lockport continues to benefit from a throughput and deficiency agreement and long-term storage service agreements. Volumes on Zydeco were slightly lower in the Current Quarter than the Comparable Quarter between Nederland and Lake Charles due to the opening of an alternate route, as well as lower spot market demand out of Houston. Zydeco's volumes have benefited from connections with multiple pipelines out of the Houston and Nederland/Port Neches areas of Texas seeking access to the Louisiana refining market. Completion of the Port Neches connection to the Sunoco Nederland terminal and a debottlenecking project out of Houma is expected to enhance volumes able to access the important Clovelly and St. James, Louisiana markets. Although Mars experienced higher demand for storage as shippers took advantage of the contango market in the first half of 2016, shippers have recently moved volume out of storage thereby increasing transportation volumes.

In September 2016, approximately 25% of nominated capacity between Houma and St. James went unused due to shippers not meeting their nominated volumes. This resulted in Zydeco having unused capacity and lower revenues. Effective for December 2016 nominations, all shippers on Zydeco must agree to submit a binding nomination within two days of allocation notice and will be charged the tariff rate for 95% of binding nomination whether or not the reserved capacity is utilized.  This nonperformance penalty applies to any Zydeco movement that is allocated, resulting in shippers being held responsible for 95% of their binding nominations.

Colonial Incident

As publicly announced by Colonial on October 31, 2016, a crew working on Colonial’s gasoline pipeline ("Line 1") in Alabama experienced an incident when the track hoe it was operating hit the pipeline causing a fire, which was later contained. Line 1 was shut down and remains shut down as of November 3, 2016. We cannot predict how long Line 1 will remain down. We continue to monitor the situation but cannot predict the impact the shutdown of the pipeline will have on our cash available for distribution.

Major Maintenance Projects

We currently have three major maintenance projects in 2016.

On the Zydeco pipeline system, we are in the permitting stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Due to delays in permitting, the project has been postponed to the first half of 2017 to allow performance of the work during optimal weather and water conditions. Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project, of which approximately $22.2 million would be attributable to our ownership share. During late 2015, and through September 30, 2016, Zydeco incurred $2.3 million of capitalized costs related to this project and expects to spend approximately $2.8 million in the fourth quarter of 2016. In connection with the acquisition of additional interests in Zydeco in May 2015 and May 2016, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses with respect to the project. We intend to finance our pro rata share of these expenditures which are not covered by reimbursement by SPLC from cash on hand or borrowings under our working capital facility. During the three and nine months ended September 30, 2016, we filed claims for reimbursement from SPLC of $0.1 million and $0.4 million, respectively.

We expect Auger and Lockport’s maintenance capital expenditures to be approximately $9.4 million in 2016. This includes $5.5 million for electrical and storm water improvements for Lockport and $3.9 million for control system improvements, safety system improvements and personnel escape pods at Ship Shoal 28 for Auger. As of September 30, 2016, we incurred $3.9 million related to these Lockport projects, and $3.1 million related to these Auger projects. In connection with the acquisition of Pecten effective October 1, 2015, SPLC agreed to reimburse us for certain costs and expenses incurred by Pecten for storm water improvements at Lockport. During the three and nine months ended September 30, 2016, we filed claims for reimbursement from SPLC of $1.0 million and $1.2 million, respectively.

Major Expansion Projects

We currently expect Zydeco’s expansion capital expenditures to be $5.1 million in 2016 for Houma upgrades and expansion, including pump and electrical upgrades and a new connection. During the three and nine months ended September 30, 2016, we incurred $0.3 million and $2.1 million, respectively, related to these projects. We no longer expect to incur a major capital expenditure related to a pipeline expansion in 2016 due to our entering into an alternative commercial arrangement enabling expanded service.

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

On June 22, 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“PIPES”) reauthorizing the federal pipeline safety program, was signed into law. PIPES increases oversight and reporting of the Pipeline and Hazardous Materials Safety Administration’s (“PHMSA”) completion of mandates assigned to it under the 2011 reauthorization bill, directs the General Accounting Office to study pipeline integrity management programs, requires timely PHMSA sharing of preliminary inspection results, creates a work group to make recommendations on voluntary sharing of safety information, requires PHMSA to set minimum safety standards for natural gas storage facilities, provides new authority to PHMSA to issue industry-wide emergency orders, and expands emergency response planning requirements for navigable waters, including those covered in part by ice. We do not expect any significant changes to our safety or integrity program as a direct result of PIPES but new PHMSA regulations issued in response could lead to additional costs or operational changes.

On October 20, 2016, the Federal Energy Regulatory Commission issued an Advance Notice of Proposed Rulemaking (“ANOPR”) in Docket No. RM17-1-000 regarding changes to the oil pipeline rate index methodology and data reporting on the Page 700 of the FERC Form No. 6. In an effort to improve the Commission’s ability to ensure that oil pipeline rates are just and reasonable under the Interstate Commerce Act (“ICA”), the Commission is considering making the following changes to their current indexing methodologies for oil pipelines:

1)	Deny index increases for any pipeline whose Form No. 6, Page 700 revenues exceed costs by 15 percent for both of the prior two years;

2)	Deny index increases that exceed by 5 percent the cost changes reported on Page 700; and

3)	Apply the new criteria to costs more closely associated with the pipeline’s proposed rates than with total company-wide costs and revenues now reported on Page 700.

Once the ANOPR is published in the Federal Register, initial comments will be due 45 days after publication and reply comments will be due 90 days after publication. It is too early to know the impact of this proposed regulatory change, or even if it will be adopted. We will continue to monitor developments in this area.

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2015 Annual Report.

Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC and other subsidiaries of Shell, as well as from third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. We executed three acquisitions from SPLC or its affiliates in 2015, including the acquisition of additional interests in Zydeco and Colonial in May 2015, the acquisition of a 36.0% interest in Poseidon in July 2015, and the acquisition of a 100.0% interest in Pecten in November 2015. In May 2016, we completed the acquisition of additional interests in Zydeco, Bengal and Colonial, and in August 2016 we acquired a 2.62% equity interest in Explorer. On October 3, 2016, we acquired a 49.0% interest in Odyssey Pipeline L.L.C. and an additional 20.0% interest in Mars.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
(in millions of dollars)
Revenue	$67.9	$96.2	$215.7	$241.9
Costs and expenses
Operations and maintenance	16.7	16.7	49.0	46.2
General and administrative	7.9	8.1	23.5	24.6
Depreciation, amortization and accretion	6.0	5.4	17.7	16.0
Property and other taxes	1.3	0.9	6.4	7.6
Total costs and expenses	31.9	31.1	96.6	94.4
Operating income	36.0	65.1	119.1	147.5
Income from equity investments	21.4	24.1	70.2	47.4
Dividend income from investment	4.2	2.7	11.6	6.6
Other income	—	0.1	—	1.1
Investment, dividend and other income	25.6	26.9	81.8	55.1
Interest expense, net	2.8	1.7	7.8	2.2
Income before income taxes	58.8	90.3	193.1	200.4
Income tax expense	—	(0.3)	—	—
Net income	58.8	90.6	193.1	200.4
Less: Net income attributable to Parent	—	16.2	—	39.3
Less: Net income attributable to noncontrolling interests	2.5	20.1	17.7	51.0
Net income attributable to the Partnership	$56.3	$54.3	$175.4	$110.1
General partner's interest in net income attributable to the Partnership	$7.2	$1.5	$15.3	$2.7
Limited Partners' interest in net income attributable to the Partnership	$49.1	$52.8	$160.1	$107.4
Adjusted EBITDA attributable to the Partnership(2)	$68.0	$57.1	$210.6	$122.6
Cash available for distribution(2)	$61.1	$46.4	$190.5	$113.9
(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.
(2) Please read “Reconciliation of Non-GAAP Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day) (2)	2016	2015 (1)	2016	2015 (1)
Zydeco – Mainlines	545	562	548	555
Zydeco – Other segments	517	516	462	533
Zydeco total system	1,062	1,078	1,010	1,088
Mars total system	461	382	385	335
Bengal total system	537	566	549	552
Poseidon total system	264	265	263	256
Auger total system	103	158	117	135

Terminals (3)
Lockport terminaling throughput and storage volumes	170	240	195	240

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.53	$0.59	$0.58	$0.56
Mars total system (4)	1.17	1.54	1.41	1.55
Bengal total system (4)	0.35	0.35	0.34	0.34
Auger total system (4)	1.08	1.33	1.14	1.28
Lockport total system (5)	0.29	0.20	0.26	0.20

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2016	2015 (1)	2016	2015 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$58.8	$90.6	$193.1	$200.4
Add:
Depreciation, amortization and accretion	6.0	5.4	17.7	16.0
Interest expense, net	2.8	1.7	7.8	2.2
Income tax expense	—	(0.3)	—	—
Cash distribution received from equity investments – Mars	11.5	7.7	34.5	24.9
Cash distribution received from equity investments – Bengal	2.7	5.1	16.1	16.6
Cash distribution received from equity investments – Poseidon	10.5	10.4	31.9	10.4
Less:
Income from equity investments – Mars	8.6	10.5	31.7	23.6
Income from equity investments – Bengal	5.2	5.6	15.9	15.8
Income from equity investments – Poseidon	7.6	8.0	22.6	8.0
Adjusted EBITDA	70.9	96.5	230.9	223.1
Less:
Adjusted EBITDA attributable to Parent	—	18.1	—	44.9
Adjusted EBITDA attributable to noncontrolling interests	2.9	21.3	20.3	55.6
Adjusted EBITDA attributable to the Partnership	68.0	57.1	210.6	122.6
Less:
Net interest paid attributable to the Partnership	1.8	1.7	4.9	2.1
Income taxes paid attributable to the Partnership	—	—	—	—
Maintenance capex attributable to the Partnership	7.0	0.7	16.4	1.5
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	0.8	(8.3)	(0.4)	(5.1)
Reimbursements from Parent included in partners' capital	1.1	—	1.6	—
Cash available for distribution attributable to the Partnership (2)	$61.1	$46.4	$190.5	$113.9

(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.
(2) Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $60.0 million for the three months ended September 30, 2016 and $188.9 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
	2016	2015 (1)
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$224.1	$223.8
Add:
Interest expense, net	7.8	2.2
Income tax expense	—	—
Return of investment	9.6	4.5
Less:
Change in deferred revenue	(0.4)	(7.3)
Amortization of debt issuance cost	0.2	—
Allowance oil reduction to net realizable value	—	1.0
Change in other assets and liabilities	10.8	13.7
Adjusted EBITDA	230.9	223.1
Less:
Adjusted EBITDA attributable to Parent	—	44.9
Adjusted EBITDA attributable to noncontrolling interests	20.3	55.6
Adjusted EBITDA attributable to the Partnership	210.6	122.6
Less:
Net interest paid attributable to the Partnership	4.9	2.1
Maintenance capex attributable to the Partnership	16.4	1.5
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(0.4)	(5.1)
Reimbursements from Parent included in partners' capital	1.6	—
Cash Available for Distribution attributable to the Partnership (2)	$190.5	$113.9
(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.
(2) Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $188.9 million for the nine months ended September 30, 2016.

Three Months Ended September 30, 2016 (“Current Quarter”) compared to the Three Months Ended September 30, 2015 (“Comparable Quarter”)

Revenues

Total revenue decreased by $28.3 million, or 29.4%, comprised of $28.6 million attributable to transportation services revenue, partially offset by $0.3 million related to storage service revenue.

Zydeco recognized an overall decrease in transportation services revenue of $19.3 million, comprised of a decrease in revenue of $12.5 million in expiring credits on committed transportation agreements and $6.8 million in revenue related to delivered volumes. The decrease in mainline volumes was attributable to changes in certain customers’ sourcing strategies, tightening of certain spreads causing a change in shipping behavior, and a decrease in spot rates due to the FERC settlement.

Pecten recognized a decrease in transportation services revenue of $9.3 million primarily attributable to expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line, a decrease in volume due to peak production on certain wells in the Comparable Quarter, and a well shut-in during the Current Quarter.

Costs and Expenses

Total costs and expenses increased $0.8 million due to $0.6 million of additional depreciation primarily due to the commencement of a capital lease for storage tanks in December 2015 and $0.4 million of higher property taxes due to changes in Zydeco property tax appraisal estimates. This increase is partially offset by $0.2 million lower general and administrative expenses.

General and administrative expenses decreased by $0.2 million due to decreased legal and expert fees in connection with the FERC rate case and costs associated with the settlement of the FERC rate case that were included in the Comparable Quarter but not in the Current Quarter. The decrease was partially offset by increased costs in the Current Quarter associated with equity issuances, as well as indemnities connected to the FERC rate case in the Comparable Quarter.

Operations and maintenance expense was unchanged due to gains on pipeline operations related to allowance oil in the Current Quarter, offset by higher insurance and maintenance costs in the Current Quarter.

Investment, Dividend and Other Income

Investment, dividend and other income in the Current Quarter is primarily comprised of earnings from Mars, Bengal and Poseidon equity investments and the dividend income from Colonial and Explorer. The Current Quarter earnings from Mars, Bengal and Poseidon decreased by $2.7 million primarily due to lower revenue on Mars due to decreased volumes on certain wells and higher maintenance expenses, as well as tank farm flooding and related costs impacting Bengal. The increase of $1.5 million in dividend income is due to our acquisition of an additional 3.0% interest in Colonial and a 2.62% interest in Explorer in 2016.

Nine Months Ended September 30, 2016 (“Current Period”) compared to the Nine Months Ended September 30, 2015 (“Comparable Period”)

Revenues

Total revenue decreased by $26.2 million, or 10.8%, comprised of $26.9 million attributable to transportation services revenue, partially offset by $0.7 million related to storage service revenue.

Zydeco recognized an overall decrease in transportation services revenue of $16.6 million, comprised of a decrease in revenue of $10.3 million in expiring credits on committed transportation agreements and $6.3 million in revenue related to delivered volumes. The decrease in mainline volumes was attributable to changes in certain customers’ sourcing strategies, tightening of certain spreads throughout the Current Period causing a change in shipping behavior, and a decrease in spot rates due to the FERC settlement. Additionally, shipments on non-mainlines decreased due to a variety of maintenance events at refineries in our destination markets.

Pecten recognized a decrease in transportation services revenue of $10.3 million primarily attributable to expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line and a well shut-in during the Current Period, partially offset by an increase in Lockport revenue due to an electrical upgrade project.

Costs and Expenses

Total costs and expenses increased $2.2 million due to $2.8 million of higher operations and maintenance expenses and $1.7 million of additional depreciation primarily due to the commencement of a capital lease for storage tanks in December 2015. This increase is partially offset by $1.2 million lower property taxes due to changes in Zydeco property tax appraisal estimates and $1.1 million lower general and administrative expenses.

Operations and maintenance expenses increased by $2.8 million related to higher project development, maintenance and insurance costs in the Current Period, partially offset by gains on pipeline operations related to allowance oil in the Current Period and higher outside service costs in the Comparable Period.

General and administrative expenses decreased by $1.1 million due to decreased legal and expert fees in connection with the FERC rate case and costs associated with the settlement of the FERC rate case that were included in the Comparable Period but not in the Current Period. The decrease was partially offset by increased costs in the Current Period associated with equity issuances, as well as indemnities connected to the FERC rate case in the Comparable Period.

Investment, Dividend and Other Income

Investment, dividend and other income in the Current Period is primarily comprised of earnings from Mars, Bengal and Poseidon equity investments and the dividend income from Colonial and Explorer. The Current Period earnings from Mars, Bengal and Poseidon increased by $22.8 million primarily due to our investment in Poseidon effective July 1, 2015, as well as an increase in storage volumes at Mars resulting from the contango market conditions. The increase was partially offset by tank farm flooding and related costs impacting Bengal. The increase of $5.0 million in dividend income is due to our acquisition of an additional 3.0% interest in Colonial and a 2.62% interest in Explorer in 2016.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our revolving credit facilities. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of September 30, 2016 was $785.9 million consisting of $160.8 million cash on hand and $625.1 million of available capacity under our revolving credit facilities.

On October 3, 2016, we funded the October 2016 Acquisition with $50.0 million of cash on hand and $300.0 million in borrowings under the Five Year Revolver. Our liquidity as of September 30, 2016, adjusted for the impact of the October 2016 Acquisition, would have been $435.9 consisting of $110.8 million cash on hand and $325.1 million of available capacity under our revolving credit facilities.

Revolving Credit Facility Agreements

Zydeco Revolver

Zydeco has a revolving credit facility (the “Zydeco Revolver”) with STCW, as the lender. The Zydeco Revolver has a borrowing capacity of $30.0 million. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures on August 6, 2019. There were no outstanding borrowings on the Zydeco Revolver as of September 30, 2016 and December 31, 2015.

Five Year Revolver

In connection with the IPO, we entered into a revolving credit facility agreement (the “Five-Year Revolver”) with STCW.

On May 12, 2015, we and STCW amended and restated the Five Year Revolver to increase the borrowing capacity amount from $300.0 million to $400.0 million. In connection with this amendment and restatement of the Five Year Revolver, we paid an issuance fee of $0.2 million. On February 22, 2016, we and STCW again amended and restated the Five Year Revolver to provide that loans advanced under the facility would have maturity dates selected by us up to October 31, 2019, the maturity date of the Five Year Revolver. This amendment and restatement allows us to roll over the outstanding balance until the maturity date of the Five Year Revolver. On September 27, 2016, we and STCW again amended and restated the Five Year Revolver to increase the borrowing capacity amount from $400.0 million to $760.0 million. In connection with this amendment and restatement of the Five Year Revolver, we incurred an issuance fee of $0.6 million, which was paid on October 3, 2016. All other terms and conditions of the agreement are materially unchanged.

The Five Year Revolver, as amended and restated, provides for covenants such as restricting additional indebtedness above $600.0 million and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. The Five Year Revolver also provides for customary fees, including issuance and commitment fees. Commitment fees began to accrue on the date we entered into the Five Year Revolver. The Five Year Revolver matures on October 31, 2019. There were $344.9 million outstanding borrowings as of September 30, 2016 and $320.8 million outstanding borrowings as of December 31, 2015.

364-Day Revolver

On June 29, 2015, in connection with the July 2015 Acquisition, we entered into a second revolving credit facility (the “364-Day Revolver”) with STCW with an initial borrowing capacity of $100.0 million. Loans advanced under the initial agreement would have matured on June 29, 2016. All other terms and conditions are materially the same as those of the Five Year Revolver.

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

There were no outstanding borrowings under this facility as of September 30, 2016 and $137.4 million outstanding borrowings as of December 31, 2015.

Related Party Debt

Borrowings under our debt facilities bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the nine months ended September 30, 2016 was 2.0%. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total debt of $344.9 million as of September 30, 2016 would increase our consolidated annual interest expense by approximately $0.4 million.

The Five Year Revolver and the 364-Day Revolver mature in October 31, 2019 and March 1, 2017, respectively. We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of September 30, 2016, we were in compliance with the covenants contained in the Five Year Revolver and the 364-Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

Debt of Investments

Poseidon and Colonial, two of our investments, each have third party debt. Service or repayment of such debt may impact the amount of investment income or dividend income we receive from Poseidon and Colonial, respectively, but such debt is nonrecourse to us.

Equity Registration Statements

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which it may issue and sell common units of up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. During the quarter ended March 31, 2016, we completed the sale of 750,000 common units under this program for $25.4 million net proceeds ($25.5 million gross proceeds, or an average price of $34.00 per common unit, less $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to our general partner for $0.5 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes. During the quarters ended June 30, 2016 and September 30, 2016, we did not sell any common units under this program.

On March 29, 2016, we completed the sale of 12,650,000 common units in a registered public offering (the "March 2016 Offering") for $395.1 million net proceeds ($401.6 million gross proceeds, or $31.75 per common unit, less $6.3 million of underwriter's fees and $0.2 million of transaction fees). In connection with the issuance of the common units, we issued 258,163 general partner units to our general partner for $8.2 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from the March 2016 Offering and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes.

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

Cash Flows

Operating Activities. We generated $224.1 million in cash flow from operating activities in the Current Period compared to $223.8 million in the Comparable Period. The increase was primarily driven by increases in investment income and working capital, partially offset by a decrease in operating income and an increase in interest expense in the Current Period.

Investing Activities. Our cash flow used in investing activities was $131.7 million in the Current Period compared to $104.5 million in the Comparable Period. The increase in cash flow used in investing activities was primarily due to higher book value acquired in the May 2016 Acquisition and August 2016 Acquisition as compared to the May 2015 Acquisition and the July 2015 Acquisition and an increase in expansion capital expenditures on Zydeco. This increase was partially offset by the payment of pre-IPO distributions from investments in the Comparable Period.

Financing Activities. Our cash flow used in financing activities was $24.6 million in the Current Period compared to $152.0 million used in the Comparable Period. The increase in cash flow provided by financing activities was primarily due to higher net proceeds from equity issuances, a decrease in capital distributions to the general partner, a decrease in distributions paid to noncontrolling interests and a decrease in net distribution to Parent. These increases in cash flow provided by financing activities were partially offset by the decrease in borrowings under our revolving credit facilities, repayment of borrowings under our revolving credit facilities, and an increase in distributions paid to the unitholders and the general partner.

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

We incurred capital expenditures of $20.2 million and $10.8 million for the Current Period and the Comparable Period, respectively. The increase in capital expenditures is primarily due to Houma, Port Neches and Caillou Island improvement expenditures for Zydeco, electrical and stormwater improvements for Lockport and control system improvements, safety system improvements and personnel escape pods at Ship Shoal 28 for Auger in the Current Quarter.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
(in millions of dollars)
Expansion capital expenditures	$0.2	$2.3	$3.5	$4.5
Maintenance capital expenditures	7.3	3.0	17.8	6.7
Total capital expenditures paid	7.5	5.3	21.3	11.2
Increase (decrease) in accrued capital expenditures	(0.5)	(1.5)	(1.1)	(0.4)
Total capital expenditures incurred	$7.0	$3.8	$20.2	$10.8

(1) The 2015 financial information has been retrospectively adjusted for the acquisition of the Shell Auger and Lockport Operations.

We expect total capital expenditures to be approximately $31.9 million for 2016, the remaining estimated capital expenditures for the fourth quarter 2016 is $11.7 million, a summary of which is shown in the table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	Nine Months Ended September 30, 2016	Three Months Ended December 31, 2016	Total Expected Capital Expenditures
(in millions of dollars)
Expansion capital expenditures
Zydeco	$2.1	$3.0	$5.1
Total expansion capital expenditures	2.1	3.0	5.1
Maintenance capital expenditures
Zydeco	11.1	6.3	17.4
Lockport	3.9	1.6	5.5
Auger	3.1	0.8	3.9
Total maintenance capital expenditures	18.1	8.7	26.8
Total capital expenditures	$20.2	$11.7	$31.9

We currently expect Zydeco’s maintenance capital expenditures to be approximately $6.3 million for the fourth quarter 2016. Approximately $2.8 million is to replace a two-mile section of a 22-inch diameter pipe under the Atchafalaya River and Bayou Shaffer. In connection with both the May 2015 Acquisition and the May 2016 Acquisition, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to this pipeline replacement project. During the nine months ended September 30, 2016, Zydeco has incurred $0.3 million capitalized costs related to this project.

Zydeco's remaining maintenance capital expenditures of approximately $3.5 million for the fourth quarter 2016 are related to improvements at Houma and Port Neches. We expect Auger and Lockport’s remaining maintenance capital expenditures, to be approximately $2.4 million for the fourth quarter 2016. This includes $1.6 million for electrical and storm water improvements for Lockport, and $0.8 million for control system improvements, safety system improvements and personnel escape pods at Ship Shoal 28 for Auger. During the three and nine months ended September 30, 2016, we incurred $2.6 million and $11.1 million, respectively related to these Zydeco projects, $2.4 million and $3.9 million, respectively, related to these Lockport projects and $1.7 million and $3.1 million, respectively, related to these Auger projects.

We currently expect Zydeco’s expansion capital expenditures to be $3.0 million in the fourth quarter 2016 for a new connection at Houma. During the three and nine months ended September 30, 2016, Zydeco has incurred $0.3 million and $2.1 million, respectively related to Houma upgrades and expansion projects. We no longer expect to incur a major capital expenditure related to a pipeline expansion in 2016 due to our entering into an alternative commercial arrangement enabling expanded service. We expect expansion capital expenditures for Lockport and Auger to remain immaterial.

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

Contractual Obligations

A summary of our contractual obligations, as of September 30, 2016, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$0.9	$0.5	$0.4	$—	$—
Capital lease for Port Neches storage tanks (1)	75.3	5.0	10.0	10.0	50.3
Joint tariff agreement	51.1	5.1	10.3	10.3	25.4
Debt obligation	344.9	—	—	344.9	—
Total	$472.2	$10.6	$20.7	$365.2	$75.7

(1) Includes $41.3 million in interest, $22.8 million in principal and $11.2 million in executory costs.

On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we paid a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015. Upon the in-service date of September 1, 2016, our monthly lease payment was increased to $0.4 million. In the eighteenth month after the in-service date, actual fixed and variable costs will be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease will be adjusted accordingly and this adjustment will be effective for the remainder of the lease.

On September 1, 2016, which is the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective and requires monthly payments of approximately $0.4 million. The tariff will be analyzed annually and updated based on the FERC indexing adjustment to rates effective July 1 of each year. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates in our 2015 Annual Report. As of September 30, 2016 there have been no significant changes to our critical accounting policies and estimates since our 2015 Annual Report was filed.

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

•
The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment or limitation imposed by federal and state regulators.

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

•
Curtailment of operations or expansion projects due to unexpected leaks or spills, severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended September 30, 2016 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The RDS Group maintains accounts with Bank Karafarin, where its cash deposits (balance of $3.3 million at September 30, 2016) generated non-taxable interest income of $0.1 million in the three months ended September 30, 2016. The RDS Group paid $3 in bank commissions during the three months ended September 30, 2016.

Payments to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace amounted to $476 during the three months ended September 30, 2016. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the three months ended September 30, 2016, RDS Group officials met with Iranian officials in Iran. In relation to these travelling RDS Group officials, an amount of $4,328 was paid to the Iranian Authorities for visas, airport service and exit fees. An amount of $47 was paid for travel insurance to Bimeh Insurance Company and $398 was paid to Iranian Airlines for airline tickets. There was no gross revenue or net profit associated with the above transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

At September 30, 2016, the RDS Group has outstanding with the National Iranian Oil Company (NIOC) a receivable of $10.5 million associated with the RDS Group’s previous upstream business activities conducted prior to the EU sanctions. The RDS Group intends to resolve these outstanding balances at the earliest possible time.

On May 31, 2016, through RDS Group subsidiary Shell International Eastern Trading Company, the RDS Group purchased a cargo of oil from NIOC for $45.2 million. The cargo was sold to an RDS Group refinery.  A profit of $1.12 million has been recognized as resulting from this transaction. In the future, the RDS Group intends to continue to consider business opportunities with NIOC, including the purchase and trading of oil.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Share Sale and Purchase Agreement dated as of July 25, 2016 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	7/29/2016	001-36710
10.2	Purchase and Sale Agreement dated as of September 27, 2016 by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	9/27/2016	001-36710
10.3	Shell Midstream Partners Second Amended and Restated Credit Facility Agreement, dated as of September 27, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	9/27/2016	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2016	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Susan M. Ward
Susan M. Ward
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Share Sale and Purchase Agreement dated as of July 25, 2016 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	7/29/2016	001-36710
10.2	Purchase and Sale Agreement dated as of September 27, 2016 by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	9/27/2016	001-36710
10.3	Shell Midstream Partners Second Amended and Restated Credit Facility Agreement, dated as of September 27, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	9/27/2016	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X