Form 10-K
period 2016-12-31
Shell Midstream Partners, L.P.
filed 2017-02-23
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-36710
________________________________________________________________
Shell Midstream Partners, L.P.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	46-5223743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Shell Plaza, 910 Louisiana Street, Houston, Texas 77002
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (888) 737-2377
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units, Representing Limited Partnership Interests	New York Stock Exchange
________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2016, was $2,983 million, based on the closing price of such units of $33.79 as reported on the New York Stock Exchange on such date. The registrant had 177,317,444 common units and no subordinated units outstanding as of February 23, 2017.
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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations and system maintenance programs, including pipeline integrity management program testing and related repairs.

•	Changes in tax status.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.

•	Changes in, and availability to us, of the equity and debt capital markets.

•	The factors generally described in Part I, Item 1A. Risk Factors of this report.

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
mbls: Million barrels.
mscf/d: Million standard cubic feet per day.

Partnership Agreement: First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of November 3, 2014.
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

 SHELL MIDSTREAM PARTNERS, L.P.

 PART I

Unless the context otherwise requires, references in this report to “Shell Midstream Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions for time period from and after November 3, 2014, the closing date of our Initial Public Offering (“IPO”), refer to Shell Midstream Partners, L.P. and its subsidiaries. References to “our general partner” refer to Shell Midstream Partners GP LLC, a wholly owned subsidiary of Shell Pipeline Company LP (“SPLC”). References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

The following businesses were acquired from our Parent and accounted for as acquisitions between entities under common control. As such, our consolidated financial statements include the financial results of these businesses, which were derived from the financial statements and accounting records of SPLC and Shell for the periods prior to acquisition. Specifically, such businesses are reflected for the following periods prior to the effective date of such acquisition:

•	Houston-to-Houma crude oil pipeline system (“Ho-Ho”) for periods prior to July 1, 2014;

•	Zydeco Pipeline Company LLC (“Zydeco”) for the period from July 1, 2014 through November 2, 2014; and

•	Shell Auger and Lockport Operations as defined below for periods prior to October 1, 2015.
Our consolidated statements of income exclude the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent.

Items 1 and 2. BUSINESS AND PROPERTIES
Overview
Shell Midstream Partners, L.P. is a Delaware limited partnership formed by Shell on March 19, 2014, to own, operate, develop and acquire pipelines and other midstream assets. On November 3, 2014, we completed our IPO. Our common units are traded on the New York Stock Exchange (“NYSE”) under the symbol “SHLX.” As of December 31, 2016, SPLC, through Shell Midstream LP Holdings LLC, owned 21,475,068 common units and 67,475,068 subordinated units, representing a 49.2% limited partner interest in us.  Our subordinated units converted to common units on February 15, 2017. SPLC also owned a 100% interest in Shell Midstream Partners GP LLC, our general partner, which in turn owned 3,618,723 general partner units, representing a 2% general partner interest in us.
We are a fee-based, growth-oriented master limited partnership. Our assets consist of interests in entities that own crude oil, refined products and natural gas pipelines, and a crude tank storage and terminal system.  Our pipelines and crude tank storage and terminal system serve as key infrastructure to transport and store onshore and offshore crude oil production to Gulf Coast and Midwest refining markets, to deliver Gulf Coast natural gas production to market hubs, and to deliver refined products from Gulf Coast markets to major demand centers. We generate the majority of our revenue under long-term agreements by charging fees for the transportation or storage of crude oil and refined products through our pipelines, the transportation of natural gas through our pipeline, and crude tank storage and terminal services. We do not engage in the marketing and trading of any commodities.  Our operations comprise one reportable segment containing our portfolio of pipelines and other midstream assets.  See Note 1—Description of the Business and Basis of Presentation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
We own interests in seven crude oil pipeline systems, three refined products systems, one natural gas pipeline system and a crude tank storage and terminal system. The crude oil pipeline systems, which are the Auger Pipeline System (“Auger”), held by Pecten Midstream LLC (“Pecten”), Zydeco, Odyssey Pipeline LLC (“Odyssey”), Mars Oil Pipeline Company (“Mars”), Poseidon Oil Pipeline Company LLC (“Poseidon”), Proteus Oil Pipeline Company, LLC (“Proteus”), and Endymion Oil Pipeline Company, LLC (“Endymion”), are strategically located along the Texas and Louisiana Gulf Coast and in the Gulf of Mexico. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”) connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York, while the system held by Explorer Pipeline Company (“Explorer”) serves more than 70 major cities in 16 states from the Gulf Coast to the Midwest. The natural gas pipeline system, Cleopatra Gas Gathering Company, LLC (“Cleopatra”), brings Gulf of Mexico gas production to the market hub at Ship Shoal 332. The crude storage terminal, Lockport Terminal (“Lockport”), is located southwest of Chicago and serves Midwest refineries.
The following table reflects our ownership, and Shell’s retained ownership as of December 31, 2016.

	SHLX Ownership	Shell's Retained Ownership

Pecten Midstream LLC	100%	—%
Zydeco	92.5%	7.5%
Bengal Pipeline Company LLC	50.0%	—%
Odyssey Pipeline LLC	49.0%	22.0%
Mars Oil Pipeline Company	48.6%	22.9%
Poseidon Oil Pipeline Company LLC	36.0%	—%
Proteus Oil Pipeline Company, LLC	10.0%	—%
Endymion Oil Pipeline Company, LLC	10.0%	—%
Colonial Pipeline Company	6.0%	10.12%
Explorer Pipeline Company	2.62%	35.97%
Cleopatra Gas Gathering Company, LLC	1.0%	—%

Acquisitions in 2016 and 2015
In 2016, we completed three acquisitions from Shell, and one acquisition from third parties, with an aggregate purchase price of $1,118.2 million. These acquisitions are as follows:

•
On December 27, 2016, we acquired a 10.0% interest in Proteus, a 10.0% interest in Endymion and a 1.0% interest in Cleopatra from subsidiaries of BP Pipelines (North America) Inc. (collectively, “BP Pipelines”) for $42.0 million in cash.

•
On October 3, 2016, we acquired a 49.0% interest in Odyssey from Equilon Enterprises LLC, d/b/a Shell Oil Products US (“SOPUS”) and an additional 20.0% interest in Mars from SPLC for $350.0 million in cash.

•	On August 9, 2016, we acquired a 2.62% equity interest in Explorer from SPLC for $26.2 million in cash.

•	On May 23, 2016, we acquired an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial from SPLC for $700.0 million in cash.
In 2015, we completed three acquisitions from Shell with an aggregate purchase price of $1,188.0 million. These acquisitions are as follows:

•	On November 17, 2015, we acquired a 100% interest in Pecten, which owns Auger and Lockport (collectively, the “Shell Auger and Lockport Operations”), from SPLC for $390.0 million in cash.

•	On July 1, 2015, we acquired a 36.0% interest in Poseidon from SOPUS for $350.0 million in cash.

•	On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial from SPLC for $448.0 million in cash.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2016.

Shell
Shell Pipeline Company LP (SPLC)
Shell Midstream Partners GP LLC
3,618,723 General Partner Units
Incentive Distribution Rights
Shell Midstream LP Holdings LLC
21,475,068 Common Units
67,475,068 Subordinated Units
Public Unitholders
88,367,308 Common Units
2.0% General Partner Interest
49.2% Limited Partner Interest
Shell Midstream Partners, L.P. (NYSE: SHLX)
48.8% Limited Partner Interest
100% Ownership Interest
Shell Midstream Operating LLC
Shell Operated Subsidiaries and Investments
Pecten
Zydeco
Odyssey
Mars
Third Party Operated Investments
Bengal
Poseidon
Proteus*
Endymion*
Colonial
Explorer
Cleopatra Gas*

*SPLC intends to assume operatorship of these systems by the end of 2017.

Our Assets and Operations
Our assets consist of the following systems:

LOCKPORT TERMINAL
WI
MI
IA
OH
IN
IL
MO
Lockport Terminal
EXPLORER
COLONIAL
MISSISSIPPI
ALABAMA
LOUISIANA
TEXAS
Batton Rouge
Convent
Norco/St. Charles
St. James
Erath
Lake Charles
Channelview
Houston
Port Arthur / Nederland
Houma
Clovelly
Alliance
MP 69P
Caillou Island
SMI 205A
GULF OF MEXICO
OFFSHORE CRUDE
- Auger
- Endymion
- Mars
- Poseidon
- Proteus
- Odyssey
GAS PIPELINE
- Cleopatra
REFINED PRODUCTS
- Bengal
- Colonial
- Explorer
ONSHORE CRUDE
- Zydeco
STORAGE
- Lockport
Updated: January, 2017

Crude Oil Pipelines
Onshore Crude Pipeline
Zydeco. We own a 92.5% interest in Zydeco, which owns the Zydeco pipeline system. SPLC owns the remaining 7.5% interest in, and is the operator of, Zydeco.
Zydeco is a FERC-regulated pipeline system. It spans over 350 miles and currently has a mainline capacity of approximately 375 kbpd. Zydeco consists of four main segments: (i) the Houston, Texas to Port Neches, Texas segment, which has a capacity of 250 kbpd, (ii) the Port Neches, Texas to Houma, Louisiana segment which has a capacity of 375 kbpd, (iii) the Houma, Louisiana to Clovelly, Louisiana segment, which has a capacity of 500 kbpd, and (iv) the Houma, Louisiana to St. James, Louisiana segment, which has a capacity of 260 kbpd. Zydeco also includes tankage in Port Neches, Texas and Erath and Houma, Louisiana, a dock in Houma, Louisiana and a 16-inch pipeline that indirectly connects to the offshore Boxer pipeline system. We added new tankage at Port Neches and a new third-party connection in late 2016. In August 2016, a joint tariff with LOCAP was filed that allowed for movement of Poseidon crude oil from Houma to St. James beginning September 2016. Moving Poseidon crude oil via LOCAP opened up an additional 100 to 140 kbpd of capacity for Zydeco's shippers on the Houma to St. James 18-inch pipeline, while enabling the Poseidon shippers to ship under the joint tariff at the same rate structure as the existing 18-inch pipeline. Also, a new connection into Zydeco at Channelview Houston with Transcanada’s Market Link pipeline became available in August 2016. This connection provides access to additional volumes from Cushing, OK.
Zydeco’s customers include traders, marketers, refiners, producers and affiliates of Shell. For 2016 and 2015, four third-party customers accounted for 76.1% and 75.0%, respectively, of total Zydeco revenue.

Offshore Crude Pipelines
Auger. Auger is wholly owned by Pecten, and we own a 100% interest in Pecten. SPLC is the operator of Auger.
Auger is a 174-mile offshore Gulf of Mexico corridor pipeline that transports medium sour crude from producers in eastern Garden Bank and Keathley Canyon blocks. Auger offers producers two crude market options: (i) the 20-inch pipeline delivers to Ship Shoal pipeline at Ship Shoal 28 for delivery to the St. James market hub (Bonito Sour crude), and (ii) the 12-inch pipeline delivers to Eugene Island pipeline for delivery to the Houma market hub (Eugene Island crude). Auger shares a complementary strategic connection to the Poseidon pipeline system through South Marsh Island 205 which provides the producers connected to Southeast Keathley Canyon Pipeline Company L.L.C. (“SEKCo”) the option to access either Poseidon or Auger delivery markets.
Auger provides transportation for major oil producers and from more than 13 different production fields in the Gulf of Mexico.  Auger has several direct connected producers, including the Shell operated Garden Banks 426 (Auger) and Garden Banks 128 (Enchilada) platforms, and the ConocoPhillips operated Garden Banks 783 platform, connected via the Magnolia lateral pipeline.  Auger also receives production from producers connected to Poseidon and SEKCo, including the Anadarko operated Keathley Canyon 875 platform (Lucius), via the South Marsh Island 205 Poseidon pipeline connection.  The Auger pipeline system provides transportation for a number of customers from offshore to St. James via Ship Shoal and Houma via Eugene Island.
Auger receives the majority of its revenues from volumes transported on posted transportation rates, some of which are indexed annually.  For direct connected producers, including Garden Banks 426 and Garden Banks 128 platforms, Auger captures transportation revenue for 100% of those volumes.  Auger also receives transportation revenue from receipts at the South Marsh Island 205 connection, as producers seek to deliver into the typically advantaged Bonito Sour market at St. James.
Odyssey. We own a 49.0% interest in Odyssey, which owns the Odyssey pipeline system. SOPUS and GEL Offshore Pipeline LLC (“GEL”) own a 22.0% interest and 29.0% interest, respectively, in Odyssey. SPLC is the operator of Odyssey.
The Odyssey pipeline system is an approximately 106-mile pipeline system for the transportation of crude oil in the offshore eastern Gulf of Mexico to markets in Louisiana. Odyssey provides transportation for major oil producers and from more than 20 different production fields in the eastern Gulf of Mexico. Major production platforms connected to Odyssey include: Delta House operated by LLOG Exploration Company, L.L.C., Ram Powell operated by Shell, Petronius operated by Chevron Corporation, and Horn Mountain operated by Freeport-McMoRan Inc. Crude oil transported via Odyssey is delivered to the Delta pipeline system for further delivery to onshore demand centers at Empire Terminal, Houma Terminal, and Norco and Alliance refineries.

Odyssey provides for the transportation of crude oil through the use of buy-sell arrangements where crude is purchased at the receipt location into the pipeline and sold back to the counterparty at the destination at that price plus a transportation differential.

Mars. We own a 48.6% interest in Mars, which owns the Mars pipeline system. SPLC owns a 22.9% ownership interest in, and is the operator of, Mars. An affiliate of BP Pipelines owns the remaining 28.5% interest in Mars.
The Mars pipeline system is approximately 163 miles in length and has 16-, 18- and 24-inch diameter pipelines with mainline capacity of up to 600 kbpd. Mars delivers production received from the Mississippi Canyon area, including the Olympus and Mars A platform and the Medusa and Ursa pipelines, and from the Green Canyon and Walker Ridge areas via the Amberjack pipeline connection, to shore, terminating in salt dome caverns in Clovelly, Louisiana, which is a major trading hub. Mars leases its main storage cavern at Clovelly from LOOP LLC, an affiliate of Shell. Mars has maintained a set of well-established customers, including an affiliate of Shell. For 2016 and 2015, 56.0% and 57.0%, respectively, of volumes transported on Mars were moved either under life-of-lease agreements or posted tariffs from production areas where there was established and consistent production activity and where there was limited take-away capacity beyond what our pipelines offered. Mars tariffs are subject to annual adjustment based on the FERC index. Such tariff adjustments allow for annual cash flow increases without commensurate incremental capital expenditures. In addition, in connection with the expansion described below, Mars entered into life-of-lease transportation agreements with certain producers that include a guaranteed return for Mars for an initial period of time and thereafter will continue for the life of the lease. Mars also receives significant volume from Amberjack at Fourchon, Louisiana, the terminus of the Amberjack pipeline system. This connection is governed by a FERC tariff.
Poseidon. We own a 36.0% interest in Poseidon, which owns the Poseidon pipeline system. Genesis Energy, L.P. (“Genesis”) owns the remaining 64.0% interest in, and is the operator of, Poseidon.

The Poseidon pipeline system is a 367-mile Gulf of Mexico offshore crude oil pipeline with a 350 kbpd capacity transporting to key markets in Texas and Louisiana. A key corridor pipeline, Poseidon connects to approximately 50 Gulf of Mexico fields and delivers to three locations. It provides access to major crude trading hubs via connecting carriers (i.e., Gibson/Houma to St James and Clovelly, Louisiana and via Cameron Highway Oil Pipeline System to Texas hubs in Texas City and Port Arthur). Poseidon delivers crude oil (i) into Zydeco’s tankage at Houma, Louisiana via Poseidon’s 24-inch line from Ship Shoal 332A, (ii) into connecting carriers at St. James, Louisiana via Zydeco’s 18-inch line from Houma, Louisiana, (iii) into Raceland Pipeline subject to a new connection projected to be effective March 15, 2017; and (iv) for barrels on the west side of the Poseidon system and for certain barrels at Ship Shoal 332A, Poseidon can deliver oil into Auger via South Marsh Island 205A in addition to receiving oil from Auger, if needed. Poseidon owns the strategic platform South Marsh Island 205A.
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
Proteus. We own a 10.0% interest in Proteus, which owns the Proteus pipeline system. Mardi Gras Transportation System Inc (“Mardi Gras”) and ExxonMobil Pipeline Company ("ExxonMobil") own a 65.0% interest and 25.0% interest, respectively, in Proteus. BP Pipelines, an affiliate of Mardi Gras, is currently the operator of Proteus, and SPLC intends to assume operatorship of this system by the end of 2017.
The Proteus pipeline system is a 71-mile crude oil pipeline with a 425 kbpd capacity and provides transportation for multiple oil producers in the eastern Gulf of Mexico. The pipeline provides access to the Mississippi Canyon area of the Gulf of Mexico from the Thunder Horse and Thunder Hawk platforms to the Proteus SP 89E Platform. Noble Energy Inc.’s Big Bend and Dantzler fields are tied back to Thunder Hawk platform. SPLC is currently building the Mattox pipeline which will connect to Proteus and transport all of the volumes from the recently-sanctioned Appomattox platform. Volumes transported on Proteus move via private oil transportation agreements, which are a mix of term and life-of-lease agreements, rather than posted tariffs.
Endymion. We own a 10.0% interest in Endymion, which owns the Endymion pipeline system. Mardi Gras Endymion Oil Pipeline Company, LLC (“Mardi Gras Endymion”) and ExxonMobil own a 65.0% interest and 25.0% interest, respectively, in Endymion. BP Pipelines, an affiliate of Mardi Gras Endymion, is currently the operator of Endymion, and SPLC intends to assume operatorship of this system by the end of 2017.
The Endymion pipeline system, which originates downstream of the Proteus SP 89E Platform, is an 89-mile crude oil pipeline with a 425 kbpd capacity and provides transportation for multiple oil producers in the eastern Gulf of Mexico. Endymion provides access to the Mississippi Canyon area of the Gulf of Mexico and is connected to the LOOP Clovelly storage terminal with access to multiple markets. Endymion leases a cavern from LOOP LLC. Volumes transported on Endymion move via private oil transportation agreements, which are a mix of term and life-of-lease agreements, rather than posted tariffs. Such agreements also allow for storage at the LOOP Clovelly storage terminal.
Refined Products Pipelines
Bengal. We own a 50.0% interest in Bengal and Colonial owns a 50.0% interest in Bengal. Colonial is the system operator for regulatory reporting purposes and operates Bengal’s tankage. SPLC operates Bengal’s pipelines.
The Bengal pipeline system is a 159-mile refined products pipeline system connecting four refineries in southern Louisiana to long-haul transportation pipelines. The pipeline system consists of two primary pipelines. The 24-inch diameter pipeline has a capacity of 305 kbpd and connects the Motiva and Valero refineries in Norco, Louisiana and the Marathon refinery in Garyville, Louisiana to Bengal’s Baton Rouge, Louisiana tankage and the Plantation pipeline. The 16-inch diameter pipeline has a capacity of 210 kbpd and runs from Motiva’s Convent, Louisiana refinery to the Plantation pipeline and Bengal’s Baton Rouge, Louisiana tankage.
The Bengal pipeline system provides transportation for a number of customers from connected refineries and terminals to the Plantation and Colonial pipelines, and from refineries to the Baton Rouge tankage. Bengal’s revenue is primarily dependent on ship-or-pay contracts. As of December 31, 2016, approximately 67.0% of Bengal’s capacity was subject to minimum volume commitments under ship-or-pay contracts with an average remaining term of 5 years. These contracts are renewable at the election of the shipper. Rates for Bengal’s transportation services are governed by Bengal’s FERC-approved tariffs. These tariffs are subject to annual adjustment based on the FERC index. Rates under the index ceiling do not require adjustment downward.
Bengal also has a joint tariff division agreement with Colonial covering transportation of refined products from refineries connected to the Bengal pipeline system to destinations in the southeast and eastern United States via the Colonial pipeline system. Under this joint tariff, Colonial bills and collects the tariff from the product shippers and remits to Bengal its share of the joint tariff.
Colonial. We own a 6.0% interest in Colonial, which owns the Colonial pipeline system. SPLC owns a 10.12% interest, and CDPQ Colonial Partners, LP; Koch Capital Investments Company, LLC; KKR-Keats Pipeline Investors LP and IFM (US) Colonial Pipeline 2, LLC collectively own the remaining 83.88% interest, in Colonial. The pipeline system is operated by Colonial.
The Colonial pipeline system is the largest refined products pipeline in the United States based on barrel-miles transported. Colonial includes more than 5,500 miles of pipeline connecting refineries along the Gulf Coast to approximately 265 marketing terminals between Houston, Texas and Linden, New Jersey. Colonial transports more than 100 million gallons a day of gasoline, jet fuel, kerosene, home heating oil, diesel fuel and national defense fuels to shipper terminals in 13 states and the District of Columbia.
Since its inception in 1963, Colonial has served a diverse set of customers, including refiners, marketers, airports and airlines. In 2016, more than 100 shippers transported product through Colonial’s system, including an affiliate of Shell. Colonial is subject to FERC regulation and has both market-based rates and rates that are subject to annual adjustment based on the FERC index.
Explorer. We own a 2.62% interest in Explorer, which owns the Explorer pipeline system. SPLC owns a 35.97% interest, and MPL Investment LLC, Phillips 66 Partners Holdings LLC and Sunoco Pipeline L.P. collectively own the remaining 61.41% interest, in Explorer. The pipeline system is operated by Explorer.
The Explorer pipeline system is a FERC-regulated 1,830-mile common carrier petroleum products pipeline system, which extends from the Gulf Coast to the Midwest serving more than 70 major cities in 16 states. In 2016, Explorer placed into service a new 24-inch diluent pipeline extension from its existing Peotone, Illinois Station to Manhattan, Illinois allowing shippers to transport diluent volumes into Western Canada via this new Manhattan, Illinois origin. Explorer transports refined products with more than 72 different specifications for more than 60 different shippers. For the year ended December 31, 2016, the Explorer Owner Companies accounted for 12.72% of the total volume moved on the line as well as 9.31% of Explorer’s total revenue.
Explorer has rates that are subject to annual adjustment based on the FERC index. In addition, Explorer has an auction program for certain excess capacity when the pipeline is fully subscribed. Explorer also has take-or-pay contracts for condensate delivered to the Southern Lights system.
Other Midstream Assets
Lockport. Lockport is wholly owned by Pecten, and we own a 100% interest in Pecten. SPLC is the operator of Lockport.
Lockport is a crude terminal facility located southwest of Chicago with two million barrels of storage capacity that feeds regional refineries, while also offering strategic trading opportunities. Lockport receives Canadian crude from the Enbridge pipeline and serves as a distribution point for movements originating on the Mustang and Westshore pipeline systems. Lockport provides storage services for a number of customers, receives primarily Canadian and Midwest crude and supplies Midwest refineries, such as Citgo Lamont Refinery and via connection to Patoka, a regional distribution hub. Lockport receives its revenues from contracted storage capacity.
Cleopatra. We own a 1.0% interest in Cleopatra, which owns the Cleopatra pipeline system. Mardi Gras, BHP Billiton Petroleum (Deepwater) Inc., Enbridge Offshore (Gas Transmission) LLC, and Chevron Midstream Investments LLC collectively own the remaining 99.0% interest in Cleopatra. BP Pipelines, an affiliate of Mardi Gras, is currently the operator of Cleopatra, and SPLC intends to assume operatorship of this system by the end of 2017.
The Cleopatra pipeline system is a 115-mile gas gathering pipeline and provides gathering and transportation for multiple gas producers and third party gas shippers in Southern Green Canyon, with access to Atwater Valley, Walker Ridge, and Lund areas of the Gulf of Mexico. Cleopatra is currently connected to the Holstein, Atlantis and Mad Dog platforms. The system will transport new volumes from the Mad Dog 2 field once it comes online. Additionally, Neptune and Shenzi platforms have access through third party pipelines into Cleopatra. Volumes transported on Cleopatra move via private gas gathering agreements, which are life-of-lease agreements, rather than posted tariffs. Such agreements are not subject to annual escalation.

Pipeline Systems and Terminal Systems
The following table sets forth certain information regarding our pipeline and terminal systems:

Pipeline System/Terminal System	Diameter (inches)	Length (miles)	Approximate Capacity (kbpd)
Zydeco crude oil system - Mainlines
Houston to Port Neches	20	87	250
Port Neches to Houma	22	213	375
Houma to Clovelly	24	34	500
Houma to St James	18	48	260
Auger crude oil system - Mainlines
Enchilada Platform to EI315	12	34	35
Enchilada Platform to SS28P	20	100	200
Mars crude oil system
Mars TLP to WD 143	18	41	100
Olympus TLP to WD 143	16/18	41	100
WD 143 to Fourchon	24	55	400
Fourchon to Clovelly	24	27	600
Bengal product system
Norco to Baton Rouge tank farm	24	94	305
Convent to Baton Rouge tank farm	16	64	210
Poseidon crude oil system
Poseidon crude oil system	Various	367	350
Odyssey crude oil system
Odyssey crude oil system	Various	106	220
Proteus crude oil system
Thunder Horse TLP to SP 89E	24/28	71	425
Endymion crude oil system
SP 89E to Clovelly	30	89	425
Cleopatra gas gathering system (1)
Atlantis TLP to SS 332A	16/20	115	500
Colonial product system	Various	5,500	2,500
Explorer product system	Various	1,830	660
Lockport terminal system (2)	-	-	-

(1) The approximate capacity information presented is in kbpd with the exception of the approximate capacity related to Cleopatra gas gathering system which is presented in mscf/d.
(2) The tank storage capacity on the Lockport terminal system is 2 mbls.
Our Relationship with Shell
Shell is one of the world’s largest independent energy companies in terms of market capitalization and operating cash flow, and Shell and its joint ventures are a leading producer and transporter of onshore and offshore hydrocarbons as well as a major refiner in the United States. As one of the largest producers in the Gulf of Mexico, Shell is currently developing several deepwater prospects and associated infrastructure. In addition to its offshore production, Shell has significant onshore exploration and production interests and produces crude oil and natural gas throughout North America. Shell’s downstream portfolio includes interests in refineries throughout the United States. Shell’s portfolio of midstream assets provides key infrastructure required to transport and store crude oil and refined products for Shell and third parties. Shell’s ownership interests in transportation and midstream assets include crude oil and refined products pipelines, crude oil and refined products terminals, chemicals pipelines, natural gas pipelines and processing plants, and LNG infrastructure assets. Shell or its affiliates are customers of most of our businesses.
SPLC is Shell’s principal midstream subsidiary in the United States. SPLC owns our general partner, a 49.2% limited partner interest in us and all of our incentive distribution rights.
Customers
See Note 12—Transactions with Major Customers and Concentration of Credit Risk in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Competition
Competition among onshore common carrier crude oil pipelines is based primarily on posted tariffs, quality of customer service and connectivity to sources of supply and demand. We believe that our position along the Gulf Coast provides a unique level of service to our customers. Additionally, Zydeco is supported by FERC-approved transportation services agreements for the majority of the capacity available on the mainline Houston to Houma segment of the pipeline. Our pipelines and terminals face competition from a variety of alternative transportation methods including rail, water borne movements including barging, shipping and imports and other pipelines that service the same origins or destinations as our pipelines.
Our offshore crude oil pipelines are partially supported by life-of-lease agreements or direct connected production. However, our offshore pipelines will compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. The principal competition for our offshore pipelines include other crude oil pipeline systems as well as producers who may elect to build or utilize their own production handling facilities. In addition, the ability of our offshore pipelines to access future reserves will be subject to our ability, or the producers’ ability, to fund the capital expenditures required to connect to the new production. In general, our offshore pipelines are not subject to regulatory rate-making authority, and the rates our offshore pipeline charges for services are dependent on market conditions.
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

At Lockport, our storage tanks continue to be utilized at 100% capacity via three service and throughput contracts.  Two of these contracts expire in 2017; they are currently under re-negotiation. The third contract expires December 31, 2019. In addition to these three contracts, we are actively developing new business for the facility. Additionally, some contracts also guarantee payments for minimum monthly throughput volumes. A competing pipeline from Flannigan to Patoka, Illinois, owned by Enbridge Inc. and Marathon Petroleum Company, was completed in the fourth quarter of 2015 primarily to transport Bakken crude oil, which was being previously shipped via railcars. This new pipeline had no adverse material impact on our Lockport operations due to our contracts in place. The use of pipelines to transport Bakken crude oil may eventually increase demand for storage and throughput at Lockport.
FERC and State Common Carrier Regulations
Our interstate common carrier and intrastate pipeline systems are subject to economic regulation by various federal, state and local agencies.
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
We may at any time also be required to respond to governmental requests for information, including compliance audits conducted by FERC, such as the audit of Colonial. FERC’s Office of Enforcement concluded an audit of Colonial in Docket No. FA14-4-000 for the period January 1, 2011 to December 31, 2014, and issued a letter order on June 17, 2015 adopting the audit’s findings and recommendations and requiring Colonial to submit a compliance plan and quarterly compliance reports.   Colonial accepted the audit’s findings and recommendations, which had no financial impact to us. FERC's Office of Enforcement is currently conducting an audit of Explorer in Docket No. FA16-5-000.
Additionally, EPAct deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” For example, Colonial’s rates in effect at the time of the passage of EPAct for interstate transportation service were deemed just and reasonable and therefore are grandfathered. New rates have since been established after EPAct for certain grandfathered pipeline systems such as Zydeco. FERC may change grandfathered rates upon complaint only after it is shown that:

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
EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the U.S. Producer Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. FERC recently completed its five-year review, revised its indexing methodology and determined that during the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23%. The FERC ruling is still subject to appeal. We cannot predict whether or to what extent the index factor may change in the future. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so; however a pipeline must reduce its indexed rates to the extent they exceed the index ceiling when a negative index applies. The index adjustment effective July 1, 2016 was a negative 2.0135%. Some indexed rates on our systems were reduced in 2016 in response to the lower index ceiling, such as certain spot rates on Zydeco. The majority of our systems’ rates subject to the index, however, were below the index ceiling and were unchanged. Rate increases made under the index methodology are presumed to be just and reasonable and require a protesting party to demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Despite these procedural limits on challenging the indexing of rates, the overall rates are not entitled to any specific protection against rate challenges. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
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
The rates shown in our FERC tariffs have been established using the indexing methodology, by settlement or by negotiation. If we used cost-of-service rate making to establish or support our rates on our different pipeline systems, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carrier pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carrier pipelines that are organized as pass-through entities, it still entails rate risk due to FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, is also subject to review in the courts.
Under its current policy, FERC permits regulated interstate oil and gas pipelines, including those owned by master limited partnerships, to include an income tax allowance in their cost of service used to calculate cost-based transportation rates. The allowance is intended to reflect the actual or potential tax liability attributable to the regulated entity’s operating income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of Appeals for the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. Following the D.C. Circuit’s decision, FERC issued a Notice of Inquiry on December 15, 2016 in Docket No. PL17-1-000 requesting comments regarding how to address any double recovery from FERC’s current income tax allowance and rate of return policies. Initial comments are due on March 8, 2017 and reply comments are due on April 7, 2017. The outcome of this proceeding could affect FERC’s income tax allowance policy for cost-based rates charged by regulated pipelines going forward. To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.
On October 20, 2016, the Federal Energy Regulatory Commission issued an Advance Notice of Proposed Rulemaking (“ANOPR”) in Docket No. RM17-1-000 regarding changes to the oil pipeline rate index methodology and data reporting on the Page 700 of the FERC Form No. 6. In an effort to improve the Commission’s ability to ensure that oil pipeline rates are just and reasonable under the Interstate Commerce Act (“ICA”), the Commission is considering making the following changes to their current indexing methodologies for oil pipelines:

1)	Deny index increases for any pipeline whose Form No. 6, Page 700 revenues exceed costs by 15% for both of the prior two years;

2)	Deny index increases that exceed by 5% the cost changes reported on Page 700; and

3)	Apply the new criteria to costs more closely associated with the pipeline’s proposed rates than with total company-wide costs and revenues now reported on Page 700.
Initial comments were filed on January 19, 2017, and reply comments will be due March 17, 2017. We will continue to monitor developments in this area.
Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the Texas Railroad Commission, which currently regulates Zydeco and Colonial pipeline rates; and the Louisiana Public Service Commission, which currently regulates the Zydeco, Mars and Colonial pipeline rates. State agencies typically require intrastate petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates and proposed rate increases. State agencies may also investigate rates, services, and terms and conditions of service on their own initiative. State regulatory commissions could limit our ability to increase our rates or to set rates based on our costs, or could order us to reduce our rates and require the payment of refunds to shippers.
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
Certain of our pipelines, including Auger, Odyssey, Proteus, Endymion, Cleopatra and parts of Mars, are located offshore in the Outer Continental Shelf.  As such, they are not subject to FERC or state rate regulation, but are subject to the Outer Continental Lands Act (“OCSLA”). Under the OCSLA, we must provide open and nondiscriminatory access to both pipeline owner and non-owner shippers, and comply with other requirements.
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
PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed (Subparts C and D of 49 CFR § 195); pressure testing of new pipelines (Subpart E of 49 CFR § 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs, and managing the operation of pipeline control rooms (Subpart F of 49 CFR § 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR § 195); and integrity management requirements for pipelines in HCAs (49 CFR § 195.452). On January 13, 2017, PHMSA announced the issuance of the Pipeline Safety: Safety of Hazardous Liquids Pipelines final rule. The final rule addressed topics such as: reporting requirements for gravity and gathering lines, inspections of pipelines following extreme weather events, periodic assessment of pipelines not currently subject to integrity management, repair criteria, expanded use of leak detection systems, increased use of in-line inspection tools and other clarifications. On January 19, 2017, PHMSA announced the issuance of new operator qualification rules that clarify the current regulations. It is unclear when or if these rules will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. In addition, on January 30, 2017, the Trump Administration issued an executive order directing agencies to identify two existing regulations to be repealed for every new regulation proposed for notice and comment, along with a zero sum incremental cost requirements for all regulations. It is unclear if these rules will be subject to one or both of these prescriptions.
The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act, as well as any implementation of PHMSA rules thereunder, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis; any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position. However, we do not anticipate we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors. PHMSA also published an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure. We have performed hydrotests of our facilities to confirm the maximum allowable operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum allowable operating pressure would materially affect our operations or revenue. In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which our assets are located, Texas and Louisiana, are among the states that have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting crude oil.
On June 22, 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“PIPES”) reauthorizing the federal pipeline safety program to 2019, was signed into law. PIPES increases oversight and reporting of the PHMSA completion of mandates assigned to it under the 2011 reauthorization bill, directs the General Accounting Office to study pipeline integrity management programs, requires timely PHMSA sharing of preliminary inspection results, creates a work group to make recommendations on voluntary sharing of safety information, requires PHMSA to set minimum safety standards for natural gas storage facilities, provides new authority to PHMSA to issue industry-wide emergency orders, and expands emergency response planning requirements for navigable waters, including those covered in part by ice. We do not expect any significant changes to our safety or integrity program as a direct result of PIPES but new PHMSA regulations issued in response could lead to additional costs or operational changes.
We monitor the structural integrity of our pipelines through a program of periodic internal assessments using a variety of internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a comprehensive data integration effort and repair anomalies, as required, to ensure the integrity of the pipeline. We conduct a thorough review of risks to the pipelines and perform sophisticated calculations to establish an appropriate reassessment interval for each pipeline. We use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards and continually monitor, test and record the effectiveness of these corrosion inhibiting systems.  We have robust third party damage prevention programs to help protect our lines from the risk of excavation and other outside force damage threats. Our tanks are inspected on a routine basis in compliance with PHMSA and U.S. Environmental Protection Agency (“EPA”) regulations. Every tank periodically receives a full out of service, internal inspection per American Petroleum Institute standard 653 and is repaired as necessary.
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
Security

We are also subject to Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to Transportation Security Administration Pipeline Security Guidelines. We have an internal program of inspection designed to monitor and enforce compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.
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
In addition, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. For example, in May 2016, EPA finalized new rules for volatile organic compound and methane emissions from the oil and gas production, processing, transmission and storage industry. Prior to the inauguration of President Trump, EPA announced that it intends to develop methane emission standards for existing sources and issued information collection requests to companies with production, gathering and boosting, gas processing, storage, and transmission facilities. Congress continues to consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. The Trump Administration is considering withdrawal from the Paris Agreement. The impact of future regulatory and legislative developments, if adopted or enacted, could result in increased compliance costs, increased utility costs, additional operating restrictions on our business, and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting our facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.
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
RCRA. We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could impact our maintenance capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.
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
Environmental Indemnity. In connection with certain of our acquisitions from SPLC, SPLC has agreed to indemnify us for certain environmental liabilities arising before the closing date, subject to customary deductibles and caps.
In connection with our IPO, SPLC agreed to indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before November 3, 2014, the closing date of the IPO, subject to an aggregate deductible of $0.5 million and a cap of $15.0 million on title and litigation claims. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before the closing of the IPO and identified prior to the third anniversary of the closing of the IPO (November 3, 2017). SPLC’s indemnification for breaches of representations or warranties relating to environmental matters will terminate and expire on the third anniversary of the closing date of the IPO or related acquisitions, as applicable, and, to the extent they relate to Lockport, prior to the fourth anniversary, of the closing date of our acquisition of Pecten.
We will not be indemnified for any future spills or releases of hydrocarbons or hazardous materials at our facilities, or for any other environmental liabilities resulting from our own operations. In addition, we have agreed to indemnify SPLC for (i) events and conditions associated with the ownership or operation of our assets due to occurrences after the closing of the IPO, (ii) events and conditions associated with the ownership or operation of Auger and Lockport due to occurrences after October 1, 2015 and (iii) for environmental liabilities related to our assets to the extent SPLC is not required to indemnify us for such liabilities. Liabilities for which we will indemnify SPLC in connection with our IPO or the acquisition of Pecten are not subject to a deductible before SPLC is entitled to indemnification. There is no limit on the amount for which we will indemnify SPLC under the Omnibus Agreement and the contribution agreement in connection with the acquisition of Pecten. As a result, we may incur such expenses in the future, which may be substantial.
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
Future Financial Assurance

In July 2016, Bureau of Ocean and Energy Management (BOEM) issued Notice to Lessees and Operators 2016-NO1 ("NTL") that augments requirements for the posting of additional financial assurance by offshore lessees, among others, to assure that sufficient funds are available to perform decommissioning obligations with respect to platforms, pipelines and other facilities. In December 2016, BOEM issued individual Orders to Provide Supplemental Bonding, including to the operators of our offshore pipelines. On January 6, 2017, BOEM announced it was extending the implementation timeline for the NTL by an additional six months. The operators of each of our offshore pipelines are preparing for the implementation of the NTL. Possible actions include purchasing surety bonds or other forms of financial assurance, which could result in additional cost in the future.
Insurance
All assets in which we have an interest are insured for certain property damage, business interruption and third party liabilities, which include pollution liabilities, in amounts which management believes are reasonable and appropriate. Where assets are not insured at the entity-level, we carry insurance for the aforementioned risks (other than named windstorm coverage) for our pro-rata share of the liability.
Employees
We do not have any employees. We are managed and operated by the directors and officers of our general partner. See Part III, Item 10. Directors, Executive Officers and Corporate Governance — Management of Shell Midstream Partners, L.P.  in this report.
Control Center Operations
Zydeco, Mars, Odyssey, Bengal’s pipeline, Auger and Lockport are operated by SPLC pursuant to operating and maintenance agreements. The pipeline, storage and terminal systems that are operated by SPLC are controlled from a central control room located in Houston, Texas. Colonial operates its pipeline system and Bengal’s tankage in a similar manner and has its own management team based in Alpharetta, Georgia. Explorer operates its pipeline system in a similar manner and has its own management team and control center operations in Tulsa, Oklahoma. Proteus and Cleopatra are operated by Mardi Gras and Endymion is operated by Mardi Gras Endymion, both affiliates of BP Pipelines, which operates in a similar manner. SPLC intends to assume operatorship of these BP Pipelines operated systems by the end of 2017. Poseidon is operated by Manta Ray Gathering Company, LLC, an affiliate of Genesis.
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
We may not generate sufficient cash flows each quarter to enable us to pay minimum quarterly distributions. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to SPLC with respect to those expenses;

•	the volume of crude oil, refined products and natural gas that we transport and the ability of our customers to meet their obligations under our contracts;

•	actions by FERC or other regulatory bodies that reduce our rates or increase expenses;

•	the amount and timing of expansion capital expenditures and acquisitions we make;

•	the amount of maintenance capital expenditures we make;

•	our debt service requirements and other liabilities, and restrictions contained in our debt agreements;

•	fluctuations in our working capital needs;

•	the amount of cash distributed to us by the entities in which we own a noncontrolling interest;

•	the amount of cash reserves established by our general partner; and

•	changes in, and availability to us, of the equity and debt capital markets.
We do not control certain of the entities that own our assets.
We have no significant assets other than our ownership interest in entities that own crude oil, refined products and natural gas pipelines and a crude tank storage and terminal system. As a result, our ability to make distributions to our unitholders depends on the performance of these entities and their ability to distribute funds to us. More specifically:

•
many of the entities in which we own interests are managed by their respective governing board. Our ability to influence decisions with respect to the operation of such entities varies depending on the amount of control we exercise under the applicable governing agreement;

•
we do not control the amount of cash distributed by several of the entities in which we own interests. We may influence the amount of cash distributed through our veto rights over the cash reserves made by certain of these entities;

•
we may not have the ability to unilaterally require certain of the entities in which we own interests to make capital expenditures, and such entities may require us to make additional capital contributions to fund operating and maintenance expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for distribution by us or require us to incur additional indebtedness;

•	the entities in which we own interests may incur additional indebtedness without our consent, which debt payments would reduce the amount of cash that might otherwise be available for distribution;

•	our assets are operated by entities that we do not control; and

•	the operator of the assets held by each joint venture and the identity of our joint venture partners could change, in some cases without our consent.
For more information on the agreements governing the management and operation of the entities in which we own an interest, see Part III, Item 13. Certain Relationships and Related Party Transactions — Contracts with Affiliates and Part I, Items 1 and 2. Business and Properties — Our Assets and Operations in this report.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make or increase quarterly cash distributions may be diminished or our financial leverage could increase. Other than our revolving credit facilities, we do not have any commitment with any of our affiliates to provide any direct or indirect financial assistance to us.
We will be required to do one of the following; use cash from our operations, incur borrowings or access the capital markets in order to fund our capital expenditures. If we do not make sufficient or effective capital expenditures, we may be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. The entities in which we own an interest may also incur borrowings or access the capital markets to fund capital expenditures and may require that we fund our proportionate share of such expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. The recent decline in the debt and equity capital markets may increase the cost of financing and the risks of refinancing maturity debt. There can be no assurance that the capital markets will be available to us on acceptable terms or at all. The terms of any financing or the use of cash on hand could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
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

•
disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack of the central control room from which some of our pipelines are remotely controlled;

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
We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines and terminal facilities. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta 143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut in by the Bureau of Safety and Environmental Enforcement (“BSEE”) or the Bureau of Ocean Energy Management (“BOEM”) of the U.S. Department of the Interior following incidents such as loss of well control. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined product due to repairs, damage to the facility, lack of capacity, shut in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery or at caverns to which we deliver could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make distributions.
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
Beginning in the fourth quarter of 2014, crude oil prices significantly declined and continued to decline through early 2016 to the lowest levels in recent history. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during 2015, 2016 and January 2017 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
January 2017	$53.98	$52.50	$50.82
2016	54.01	43.29	26.19
2015	61.36	48.66	34.55

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
Our assets other than Mars, Poseidon and Odyssey are insured at the entity level for certain property damage, business interruption and third-party liabilities, which includes pollution liabilities. Each of Mars’, Poseidon’s and Odyssey’s current owners are required to carry insurance for their pro rata share. We carry commercial insurance for our pro rata portion of Mars’, Poseidon’s and Odyssey’s potential liabilities, which will increase our general and administrative expenses. We do not carry named windstorm insurance for our assets located in the Gulf of Mexico.
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
We also intend to expand our existing pipelines and terminal, such as by adding horsepower, pump stations, new connections or additional tank storage. We expect to complete several expansion and upgrade projects, including new connections at Houma,the Houma land purchases, tank construction and possible pipeline expansion.

These expansion projects involve numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control.
Moreover, we may not receive sufficient long-term contractual commitments or spot shipments from customers to provide the revenue needed to support projects, and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or spot shipments or make such interconnections, we may not realize an increase in revenue for an extended period of time. For example, we expanded pumping capacity on Zydeco to Clovelly and entered into a joint tariff agreement with LOCAP to enhance movements on Zydeco to St. James. However, anticipated volume increases may not materialize, and we may not realize an increase in revenue as a result of the expansion project and joint or realize the full benefit from this interconnection. As a result, new or expanded facilities may not be able to attract enough throughput to achieve our expected investment return, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to make distributions.
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
At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. In addition, our actual implementation costs may be affected by industry-wide demand for the associated contractors and service providers. Additionally, should any of our assets fail to comply with PHMSA regulations, they could be subject to shut-down, pressure reductions, penalties and fines. Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, on January 13, 2017, PHMSA announced the issuance of the Pipeline Safety: Safety of Hazardous Liquids Pipelines final rule.  The final rule addressed topics such as: reporting requirements for gravity and gathering lines, inspections of pipelines in following extreme weather events, periodic assessment of pipelines not currently subject to integrity management, repair criteria, expanded use of leak detection systems, increased use of in-line inspection tools and other clarifications. On January 19, 2017, PHMSA announced the issuance of new operator qualification rules that clarify the current regulations. It is unclear when or if these rules will go into effect as, on January 20, 2017, the Trump Administration requested that all regulations that had been sent to the Office of the Federal Register, but not yet published, be immediately withdrawn for further review. However, we cannot know for certain when and how these rules will ultimately take effect.
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
Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental matters could increase in the future. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport, and decreased demand for products we handle that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services. For example, the EPA has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards (“NAAQS”) for ozone, sulfur dioxide and nitrogen dioxide. Emerging rules implementing these revised air quality standards may require us to obtain more stringent air permits and install more stringent controls at our operations, which may result in increased capital expenditures.
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

Our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. Our crude oil pipelines serve customers who depend on production techniques, such as hydraulic fracturing, that are currently being scrutinized by federal, state and local authorities and that could be subjected to increased regulatory costs, delays or liabilities. The EPA released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. The results of EPA’s study could spur action towards federal legislation and regulation of hydraulic fracturing or similar production operations. Any changes in laws or regulations that impose significant costs or liabilities on our customers, or that result in delays, curtailments or cancellations of their projects, could reduce their demand for our services and materially adversely affect our business, results of operations, financial position or cash flows, including our ability to make cash distributions on our common units.
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
Zydeco, Bengal, Colonial, Explorer and portions of Mars provide interstate transportation services that are subject to regulation by FERC under the ICA. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and FERC may investigate) the lawfulness of existing, new or changed tariff rates.

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
We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. We entered into two revolving credit facilities and Zydeco has entered into a senior unsecured revolving credit facility with an affiliate of Shell with a total capacity of $970.0 million, under which a total of $686.9 million was drawn as of December 31, 2016. Borrowings under our revolving credit facilities were used to fund in part our acquisitions in 2016 and 2015.  Borrowings under Zydeco’s credit facility were used for capital projects and operating expenses.  Restrictions in our revolving credit facilities and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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
Our assets include partial ownership interests in Zydeco, Mars, Bengal, Poseidon, Odyssey, Colonial, Explorer, Endymion, Proteus, Cleopatra and a wholly owned interest in Pecten. If a sufficient amount of our assets, or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we may have to register as an investment company under the Investment Company Act, claim an exemption, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.
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
As of December 31, 2016, SPLC owned a 49.2% limited partner interest in us and owned and controlled our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, SPLC. Conflicts of interest may arise between SPLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including SPLC, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner will determine the amount and timing of many of our capital expenditures and whether a capital expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•	our general partner will determine which costs incurred by it are reimbursable by us;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•
our partnership agreement permits us to classify up to $90.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner units or the incentive distribution rights;

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
Our revolving credit facilities restrict our ability to incur additional debt including the issuance of debt securities, except for incurring bank loans or loans from affiliates up to other certain levels. To the extent we issue additional units, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our cash distributions per unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. If we incur additional debt (under our revolving credit facilities or otherwise) to finance our growth strategy, we will have increased interest expense, which in turn will reduce the available cash that we have to distribute to our unitholders.
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
We have adopted certain requirements regarding those investors who may own our common units. Eligible taxable holders are limited partners whose, or whose owners’, federal income tax status does not have or is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC or a similar regulatory body, as determined by our general partner with the advice of counsel. Ineligible holders are limited partners (a) who are not an eligible taxable holder or (b) whose nationality, citizenship or other related status would create a substantial risk of cancellation or forfeiture of any property in which we have an interest, as determined by our general partner with the advice of counsel. In certain circumstances set forth in our partnership agreement, units held by an ineligible holder may be redeemed by us at the then-current market price, which is the average of the daily closing prices for the 20 consecutive trading days immediately prior to the redemption date. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
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
Unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner. As of February 17, 2017, the date on which our subordinated units converted into common units, our general partner and its affiliates owned 49.2% of our common units.
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
Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party, it will have less incentive to grow our cash flows and increase distributions. A transfer of incentive distribution rights by our general partner could reduce the likelihood of Shell or SPLC selling or contributing additional assets to us, which in turn would impact our ability to grow our asset base.
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
As of December 31, 2016, SPLC held 21,475,068 common units and 67,475,068 subordinated units. On February 17, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Additionally, we have agreed to provide SPLC with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 75.0% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2016, our general partner and its affiliates owned approximately 19.6% of our common units.
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
The holder or holders of a majority of the incentive distribution rights, which is initially our general partner, have the right, at any time when the holders have received incentive distributions at the highest level to which they are entitled (48% in addition to distributions paid on its 2% general partner interest) for each of the prior four consecutive fiscal quarters (and the aggregate amounts distributed in respect of such four-quarter period did not exceed adjusted operating surplus for such four-quarter period), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as our general partner with respect to resetting target distributions.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. We are organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for any and all of our obligations as if a unitholder were a general partner if a court or government agency were to determine that (i) we were conducting business in a state but had not complied with that particular state’s partnership statute; or (ii) a unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.
Unitholders may have to repay distributions that were wrongfully distributed to them.
Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to us that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
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
The present federal income tax treatment of publicly traded partnerships or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted or will materially change interpretations of the current law, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes would have a material adverse effect on our financial condition, cash flows, ability to make cash distributions to our unitholders and the value of an investment in our common units.
On January 24, 2017, final regulations by the IRS and the U.S. Department of the Treasury were published in the Federal Register that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. We believe that we will continue to be able to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes under the new rules.

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
A portion of our taxable income is earned through Colonial and Explorer, both C corporations. Such C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2016, the maximum federal income tax rate applicable to such qualified dividend income which is allocable to individuals was generally 20.0%. An individual unitholder’s share of dividend and interest income from Colonial, Explorer or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions.
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
Effective July 31, 2014, a rate case was filed against Zydeco with FERC. The rate case was resolved by a settlement approved by FERC which established maximum uncommitted (or non-contract) rates for uncommitted shippers effective December 1, 2015.  The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). For more information on the rate case, see Item 1A. Risk Factors — Risks Related to Our Business in this report. We accrued $2.3 million for the settlement as of December 31, 2015 which was paid in January 2016. We have the right under the Omnibus Agreement to seek indemnity from SPLC for some of the costs incurred. We filed claims for reimbursement of $1.4 million in 2015 from SPLC, and we received reimbursement in 2016. On a prospective basis, a successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenue and cash flows, including our ability to make distributions to our unitholders.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

 PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Unit Prices and Cash Distributions Per Unit
On October 29, 2014, our common units began trading on the NYSE under the symbol “SHLX.” The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter:

	Common Unit Price
	High	Low	Quarterly Cash Distribution per Limited Partner Unit (1)
2016
First Quarter	$42.29	$30.05	$0.23500
Second Quarter	38.49	31.02	0.25000
Third Quarter	34.25	29.47	0.26375
Fourth Quarter	32.19	25.42	0.27700

2015
First Quarter	$42.83	$35.00	$0.17500
Second Quarter	49.77	36.27	0.19000
Third Quarter	48.39	25.13	0.20500
Fourth Quarter	41.86	29.11	0.22000

2014
Fourth Quarter (October 29 - December 31, 2014)	$41.46	$31.50	$0.10420
(1)  The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2014 in accordance with our partnership agreement.
As of February 23, 2017, SPLC owned all of our incentive distribution rights, 88,950,136 common units, no subordinated units and 3,618,723 general partner units, (representing the 2% general partner interest), which together constitutes a 51.2% ownership interest in us. On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. As of February 1, 2017, we had three holders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.
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
Intent to Distribute the Minimum Quarterly Distribution
We intend to make a minimum quarterly distribution to the holders of our common units of $0.1625 per unit, or $0.6500 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity — Revolving Credit Facility Agreements in this report, for a discussion of the restrictions included in our revolving credit facilities that may restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights
Initially, our general partner is entitled to 2% of all quarterly distributions since our inception that we make prior to our liquidation. This general partner interest is represented by 3,618,723 general partner units. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.
Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.186875 per unit per quarter. The maximum distribution of 48.0% does not include any distributions that our general partner or its affiliates may receive on common or general partner units that they own.
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
Expiration of Subordination Period

On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Each of our 67,475,068 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

Equity Compensation Plan

The information relating to our equity compensation plan required by Item 5 is incorporated by reference to such information as set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report.

Item 6. SELECTED FINANCIAL DATA

Please read the selected financial data presented below in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in Part II, Item 8 of this report.

(in millions of dollars, except per unit data)	2016	2015	2014	2013	2012
Statements of Income
Total revenue	$291.3	$326.5	$250.3	$147.8	$169.6
Total costs and expenses	130.8	128.7	108.5	77.2	85.1
Operating income	160.5	197.8	141.8	70.6	84.5
Investment, dividend and other income	117.2	79.3	7.5	—	—
Net income	265.4	272.9	148.9	70.5	84.4
Net income attributable to the Partnership	244.9	167.1	13.4	N/A(1)	N/A(1)
Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$1.32	$1.16	$0.10	N/A(1)	N/A(1)
Subordinated	$1.27	$1.14	$0.10	N/A(1)	N/A(1)
Cash distributions declared per limited partner unit (2)	$1.0258	$0.7900	$0.1042	N/A(1)	N/A(1)
Property, plant and equipment, net	$398.0	$392.9	$372.2	$323.7	$212.3
Total assets	$865.6	$714.9	$730.1	$357.4	$254.7
Debt payable - related party	$686.0	$457.6	$—	$—	$—
Lease liability - related party	$24.9	$22.8	$—	$—	$—
Total equity	$119.9	$207.1	$681.9	$317.2	$235.3

(1)	Information is not applicable for periods prior to the IPO.

(2)	2014 distributions per limited partner unit represents the pro-rated minimum quarterly distribution for the period from November 3, 2014 and December 31, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations are the analysis of our financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report. It should also be read together with “Risk factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Partnership Overview

We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil, refined products and natural gas pipelines, and a crude tank storage and terminal system. Our pipelines and crude tank storage and terminal system serve as key infrastructure to transport and store onshore and offshore crude oil production, to deliver Gulf Coast natural gas production to market hubs, and to deliver refined products from Gulf Coast refiners to major demand markets.

For a description of our assets, please see Part I, Item 1 - Business and Properties of this report.

2016 developments include:

•
Proteus, Endymion and Cleopatra Pipelines Acquisition. On December 27, 2016, we acquired a 10.0% interest in Proteus, a 10.0% interest in Endymion and a 1.0% interest in Cleopatra from subsidiaries of BP Pipelines (North America) Inc. for $42.0 million in cash.

•	Odyssey and Mars Acquisition. On October 3, 2016, we acquired a 49.0% interest in Odyssey and an additional 20.0% interest in Mars from SPLC for $350.0 million in cash.

•	Explorer Acquisition. On August 9, 2016, we acquired a 2.62% equity interest in Explorer from SPLC for $26.2 million in cash.

•
Zydeco, Bengal and Colonial Acquisition and Equity Offering. On May 23, 2016, we acquired an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial from SPLC for $700.0 million in cash. In connection with this acquisition we completed a public offering of 12,075,000 common units for $397.6 million net proceeds.

•	Equity Offering. On March 29, 2016, we closed on a public offering of 12,650,000 common units for $395.1 million net proceeds.

•
ATM Program. On March 2, 2016, we commenced an “at the market” equity distribution program for up to $300.0 million in gross proceeds. In March 2016 we completed the sale of 750,000 common units under this program for $25.4 million net proceeds.

•	Increase in Borrowing Capacity. On September 27, 2016, we amended and restated our Five Year Revolver to increase our borrowing capacity under that agreement from $400.0 million to $760.0 million.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals and storage facilities. For the most part we do not own any of the crude oil or refined petroleum products we handle, nor do we engage in the trading of these commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our assets. Our revenue is generated from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers, and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. We believe these agreements promote stable and predictable cash flows. We have several other agreements with Shell, including an omnibus agreement and operating agreements relating to some of our assets.

Executive Overview

Net income was $265.4 million and net income attributable to the Partnership was $244.9 million in 2016. We generated cash from operations of $293.0 million, and we raised $818.1 million from public offerings. This cash was primarily used to fund strategic acquisitions of businesses and assets, pay down debt with affiliates, and fund capital expenditures. As of December 31, 2016, we had cash and cash equivalents of $121.9 million, total debt of $686.0 million, and unused capacity under our revolving credit facilities of $283.1 million.

Our 2016 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

•
Operational Excellence. Our first priority is the safety, reliability and efficiency of our operations. SPLC, the operator of our Shell-operated assets, is an industry-recognized operator with over 100 years’ experience in the pipeline business. We benefit from Shell’s leadership in operational excellence, and leverage Shell’s industry leading operating and asset integrity processes.

•
Fee-based businesses supported by long-term contracts with credit worthy counterparties. We are focused on generating stable and predictable cash flows by providing fee-based transportation and midstream services to Shell and third parties. We believe these agreements will substantially mitigate volatility in our cash flows by reducing our direct exposure to commodity price fluctuations.

•
Growth through strategic acquisitions in key geographies. We plan to pursue strategic acquisitions of assets from Shell and third parties. We believe our Sponsor Shell will offer us opportunities to purchase additional midstream assets that it currently owns or that it may acquire or develop in the future. We also may have opportunities to pursue the acquisition or development of additional assets jointly with Shell.

•
Optimize existing assets and pursue organic growth opportunities. We will seek to enhance the profitability of our existing assets by pursuing opportunities to increase throughput and storage volumes, by expanding our midstream service offerings, and by managing costs and improving operating efficiencies. We also intend to consider opportunities to increase our revenues by evaluating and capitalizing on organic expansion projects. We pursue a corridor strategy in the offshore, owning the trunk pipelines that aggregate and transport produced volumes to major onshore markets. These corridors are designed to maintain relatively constant to growing volumes despite individual well and field declines by attracting new Gulf of Mexico production. Producers in new fields seek to reduce their costs and improve their market access by connecting to existing corridors.

How We Generate Revenue

Crude Oil Pipelines

Onshore Crude Pipeline

Our Zydeco pipeline system generates the majority of its revenue from long-term transportation services agreements. Zydeco also transports volumes on a spot basis.

While a few rates on our assets were reduced to comply with the negative FERC index in 2016, such as the spot rates on Zydeco out of Houma, most rates on our assets were not affected due to the fact that the index did not apply to them or they were already below the index ceiling level. Additionally, our spot rates on Zydeco that were subject to the rate case filed against Zydeco with the FERC are not subject to adjustment through November 2017.

Zydeco’s FERC-approved transportation services agreements entitle the customer to a specified amount of guaranteed capacity on the pipeline. This capacity cannot be pro-rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, and thereby not included in revenue or net income until the earlier of the shipment of the unused volumes or the expiration of the 12-month period, as provided for in the applicable contract. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

When our transportation services agreements expire, they will most likely be replaced with throughput and deficiency agreements. Throughput and deficiency agreements establish a minimum annual average volume for each year during a fixed period. If the customer falls below the minimum volume in a year, it is required to pay a deficiency payment equal to the difference at the end of the year, which may impact the timing of cash flows. Under current regulations, the rate under a throughput and deficiency agreement may be less than the equivalent spot rate, however, we do not expect the transition from transportation services agreements to throughput and deficiency agreements to significantly impact revenues in the system. Typically, surplus volumes in a year can be reserved for use in subsequent years where there is a deficiency. We refer to our transportation services agreements and throughput and deficiency agreements as “ship-or-pay” contracts.

Offshore Crude Pipelines

Our offshore crude pipelines generate revenue under three types of long-term transportation agreements: life-of-lease agreements, life-of-lease agreements with a guaranteed return and buy-sell agreements. Some crude oil also moves on our offshore pipelines under posted tariffs. In addition, Mars charges inventory management fees.

Our life-of-lease agreements have a term equal to the life of the applicable mineral lease. Our life of lease agreements require producers to transport all production from the specified fields connected to the pipeline for the entire life of the lease. This means that the dedicated production cannot be transported by any other means, such as barges or another pipeline. Some of these agreements can also include provisions to guarantee a return to the pipeline to enable the pipeline to recover its investment in the initial years despite the uncertainty in production volumes by providing for an annual transportation rate adjustment over a fixed period of time to achieve a fixed rate of return. The calculation for the fixed rate of return is usually based on actual project costs and operating costs. At the end of the fixed period, some rates will be locked in at the last calculated rate and adjusted thereafter based on the FERC index.

Odyssey, Poseidon, Proteus and Endymion provide for the transportation of crude oil through the use of buy-sell arrangements where crude is purchased at the receipt location into the pipeline and sold back to the counterparty at the destination at that price plus a transportation differential.

We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.

Product Loss Allowance

The majority of our long-term transportation agreements and tariffs for crude oil transportation include product loss allowance (“PLA”). PLA is an allowance for volume losses due to measurement difference set forth in crude oil transportation agreements, including long-term transportation agreements and tariffs for crude oil shipments. PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. The PLA provides additional revenue for us if product losses on our pipelines are within the allowed levels; however, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within the allowed levels, and we sell that product several times per year at prevailing market prices.

Products Pipeline

Our refined products pipeline systems are held through our ownership in Bengal, Colonial and Explorer. The Bengal and Colonial systems connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York, while Explorer serves more than 70 major cities in 16 states from the Gulf Coast to the Midwest. All three of these systems provide transportation under throughput and deficiency agreements and on a spot basis. All three systems are FERC regulated, with Explorer’s rates being entirely market based while Colonial having a mix of market based and indexed rates.

Natural Gas Pipeline

The Cleopatra natural gas gathering system, in which we own a 1.0% interest, generates revenue under gas gathering agreements. These agreements are similar to the agreements that govern our offshore crude oil pipelines. We expect income from our natural gas pipeline to be insignificant for the year ending December 31, 2017.

Terminals and Storage Facilities

At Lockport, our storage tanks continue to be utilized at 100% capacity via three service and throughput contracts.  Two of the contracts expire in 2017; they are currently under re-negotiation.  The third contract expires on December 31, 2019.  In addition to these three contracts, we are actively developing new business for the facility.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) revenue (including PLA) from contracted capacity and throughput; (ii) operations and maintenance expenses (including capital expenses); (iii) Adjusted EBITDA (defined below); and (iv) cash available for distribution.

Contracted Capacity and Throughput

The amount of revenue our assets generate primarily depends on our long-term transportation and storage service agreements with shippers and the volumes of crude oil and refined products that we handle through our pipelines and storage tanks. If shippers do not meet the minimum contracted volume commitments under our ship-or-pay contracts, we have the right to charge for reserved capacity or for deficiency payments as described in “-How We Generate Revenue.” Our assets also earn revenue by shipping crude oil and refined products on a spot rate basis in accordance with our tariff or posted rate sheets and under buy-sell agreements.

The commitments under our long-term transportation and storage service agreements with shippers and the volumes which we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for crude oil, natural gas and refined products in the markets we serve. The results of our operations will be impacted by our ability to:

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

We believe that the presentation of these non-GAAP supplemental financial measures provides useful information to management and investors in assessing our financial condition and results of operations. We present these financial measures because we believe replacing our proportionate share of our equity investments’ net income with the cash received from such equity investments more accurately reflects the cash flow from our business, which is meaningful to our investors.

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
Factors Affecting Our Business and Outlook
Substantially all of our revenue is derived from long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. We believe the commercial terms of these long-term transportation and storage service agreements substantially mitigate volatility in our cash flows by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business can, however, be negatively affected by sustained downturns or sluggishness in commodity prices or the economy in general, and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations.

We believe key factors that impact our business are the supply of, and demand for, crude oil, natural gas and refined products in the markets in which our business operates. We also believe that our customers’ requirements, competition and government regulation of crude oil and refined products pipelines play an important role in how we manage our operations and implement our long-term strategies. These factors are discussed in more detail below.

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

Similarly, our refined products pipelines have the ability to serve multiple major demand centers. Our refined products shippers periodically change the relative mix of refined products shipped on our refined products pipelines, as well as the destination points, based on changes in pricing and demand dynamics. While these changes in shipping patterns are reflected in relative types of refined products handled by our various pipelines, our total product transportation revenue is primarily affected by changes in overall refined products supply and demand dynamics. Demand can also be greatly affected by refinery performance in the end market, as refined products pipeline demand will increase to fill the supply gap created by refinery issues.

We can also be constrained by asset integrity considerations in the volumes we ship. We may elect to reduce cycling on our systems to reduce asset integrity risk, which in turn would likely result in lower revenues.

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers. Similarly, as demand dynamics change, we anticipate that we will create new services or capacity arrangements that meet customer requirements.

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices declined substantially during 2015 and have fluctuated throughout 2016. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from long-term fee based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. We have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. We are currently experiencing relatively high demand for our pipeline systems which service refineries.

Other Changes in Customers’ Volumes

Transportation volumes on Auger were lower in 2016 than in 2015 due to rework of certain wells and declining production volumes. In addition, certain connected producers directed flow to other markets in response to local market pricing changes. Revenue on Auger also declined as the surcharge to recover costs for enhancements on the system expired. Transportation volumes on Lockport were lower in 2016 compared to 2015 due to increased storage in the contango market and a competitor pipeline that connects to Patoka. At Lockport, our storage tanks continue to be utilized at 100% capacity via three service and throughput contracts.  Two of the contracts expire in 2017; they are currently under re-negotiation.  The third contract expires December 31, 2019.  In addition to these three contracts, we are actively developing new business for the facility. Volumes on Zydeco were slightly lower in 2016 than in 2015 between Nederland and Lake Charles due to the use of an alternate route, as well as lower spot market demand out of Houston. Zydeco’s volumes have benefited from connections with multiple pipelines out of the Houston and Nederland/Port Neches areas of Texas seeking access to the Louisiana refining market. Completion of the Pt. Neches connection to the Sunoco Nederland terminal and a debottlenecking project out of Houma in September 2016 is expected to enhance volumes able to access the important Clovelly and St. James, Louisiana markets. Volumes on Poseidon were higher in 2016 than in 2015 as the platform work for a new well connection and planned maintenance on Poseidon was completed. Poseidon transportation volumes have also experienced an increase in the near term as significant deepwater production areas ramp up production. Although Mars experienced higher demand for storage as shippers took advantage of the contango market in the first half of 2016, shippers have recently moved volume out of storage thereby increasing transportation volumes.

In September 2016, approximately 25% of allocated capacity between Houma and St. James went unused, resulting in lower revenues for Zydeco. Effective for December 2016 nominations, all shippers on Zydeco must agree to submit a binding nomination within two days of allocation notice and will be charged the tariff rate for 95% of binding nomination if they ship less than their allocated nomination amount.

Major Maintenance Projects

We currently have two major maintenance projects planned in 2017.

On the Zydeco pipeline system, we are currently in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). In December 2016, the necessary permits were received, and the directional drill project is anticipated to commence in the first half of 2017 to allow performance of the work during optimal weather and water conditions. Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project, of which approximately $22.2 million would be attributable to our ownership share. During late 2015 and 2016, Zydeco incurred $3.4 million of capitalized costs related to this project. In connection with the acquisition of additional interests in Zydeco in May 2015 and May 2016, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. We intend to finance our pro rata share of these expenditures which are not covered by reimbursement by SPLC from cash on hand or borrowings under our working capital facility. During 2016 and 2015, we filed claims for reimbursement from SPLC of $1.4 million and $2.3 million, respectively.

We expect Lockport’s maintenance capital expenditures to be approximately $5.0 million in 2017. This includes electrical improvements and tank inspection and maintenance.

Major Expansion Projects

Zydeco is planning a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We plan to build two 250,000 barrel working tanks at the existing Houma facility for a total of $44.1 million, of which $19.8 million is associated with 2017 activity, the remaining spend is currently estimated for 2018. The scope includes interconnecting piping, dike expansion and associated facility work.

Customers

We transport and store crude oil and refined products for a broad mix of customers, including producers, refiners, marketers and traders, and are connected to other crude oil and refined products pipelines. In addition to serving directly-connected Gulf Coast markets, our pipelines have access to customers in various regions of the United States through interconnections with other major pipelines. Our customers use our transportation and storage services for a variety of reasons. Refiners typically require a secure and reliable supply of crude oil over a prolonged period of time to meet the needs of their specified refining diet and frequently enter into long-term firm transportation agreements to ensure a ready supply of crude oil, rate surety and sometimes sufficient transportation capacity over the life of the contract. Producers of crude oil and natural gas require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greater market liquidity. Marketers and traders generate income from buying and selling crude oil and refined products to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil and refined products supply and demand dynamics in our markets.
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

Our Lockport storage terminal competes with surrounding providers of storage tank services. Some of our competitors have expanded terminals and built new pipeline connections, and third parties may construct pipelines that bypass our location. These, or similar events, could have a material impact on our Lockport operations due to the expiration of certain of our contracts beginning in early 2017.
Regulation
Our assets are subject to regulation by various federal, state and local agencies. For more information on federal, state and local regulations affecting our business, see Part I, Items 1 and 2. Business and Properties in this report.
Acquisition Opportunities

We plan to pursue acquisitions of complementary assets from SPLC and other subsidiaries of Shell, as well as from third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we will be well positioned to acquire midstream assets from SPLC, other subsidiaries of Shell, and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.
Seasonality
We do not expect that our operations will be subject to significant seasonal variation in demand or supply.

Results of Operations

(in millions of dollars)	2016	2015	2014
Revenue	$291.3	$326.5	$250.3
Costs and expenses
Operations and maintenance	67.6	64.8	63.3
Loss from disposition of fixed assets	0.1	—	0.2
General and administrative	31.2	34.8	20.4
Depreciation, amortization and accretion	23.7	21.6	18.4
Property and other taxes	8.2	7.5	6.2
Total costs and expenses	130.8	128.7	108.5
Operating income	160.5	197.8	141.8
Income from equity method investments	101.1	70.1	6.7
Dividend income from cost investments	16.1	9.2	0.8
Investment, dividend and other income	117.2	79.3	7.5
Interest expense, net	12.3	4.3	0.2
Income before income taxes	265.4	272.8	149.1
Income tax expense (benefit)	—	(0.1)	0.2
Net income	265.4	272.9	148.9
Less: Net income attributable to the Parent	—	39.3	124.1
Less: Net income attributable to noncontrolling interests	20.5	66.5	11.4
Net income attributable to the Partnership	$244.9	$167.1	$13.4
General partner's interest in net income attributable to the Partnership	$25.0	$5.0	$0.3
Limited Partners' interest in net income attributable to the Partnership	$219.9	$162.1	$13.1
Adjusted EBITDA attributable to the Partnership (1)	$294.9	$189.0	$17.0
Cash available for distribution attributable to the Partnership(1)	$273.2	$182.7	$16.5

(1)	Please read “—Reconciliation of Non-GAAP Measures.”

Pipeline throughput (thousands of barrels per day) (1)	2016	2015	2014
Zydeco - Ho-Ho mainlines	568	560	487
Zydeco - Other segments	478	526	492
Zydeco total system	1,046	1,086	979
Mars total system	388	342	281
Bengal total system	547	554	506
Poseidon total system	265	261	210
Auger total system	114	136	107
Odyssey total system	107	77	48

Terminals (2)
Lockport terminaling throughput and storage volumes	188	242	252

Revenue per barrel ($ per barrel)
Zydeco total system (3)	$0.57	$0.57	$0.50
Mars total system (3)	1.41	1.57	1.54
Bengal total system (3)	0.34	0.34	0.34
Auger total system (3)	1.13	1.28	1.30
Odyssey total system (3)	0.95	0.94	0.90
Lockport total system (4)	0.27	0.20	0.19

(1)	Pipeline throughput is defined as the volume of delivered barrels.

(2)	Terminaling throughput is defined as the volume of delivered barrels and storage is defined as the volume of stored barrels.

(3)
Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system, volume and length of contract.

(4) Based on reported revenues from transportation and storage divided by delivered and stored barrels over the same time period. Actual rates are based on contract volume and length.

Reconciliation of Non-GAAP Measures
The following tables present a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.
Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

(in millions of dollars)	2016	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$265.4	$272.9	$148.9
Add:
Loss from disposition of fixed assets	0.1	—	0.2
Allowance oil reduction to net realizable value	—	1.6	4.4
Depreciation, amortization and accretion	23.7	21.6	18.4
Interest expense, net	12.3	4.3	0.2
Income tax expense (benefit)	—	(0.1)	0.2
Cash distribution received from equity investments	117.9	76.3	8.3
Less:
Income from equity investments	101.1	70.1	6.7
Adjusted EBITDA	318.3	306.5	173.9
Less:
Adjusted EBITDA attributable to Parent (1)(2)	—	44.9	142.9
Adjusted EBITDA attributable to noncontrolling interests	23.4	72.6	14.0
Adjusted EBITDA attributable to the Partnership	294.9	189.0	17.0
Less:
Net interest paid attributable to the Partnership	9.4	3.9	0.6
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership	22.6	6.1	0.3
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	7.5	(9.2)	0.4
Reimbursements from Parent included in partners' capital	2.8	8.4	—
Waiver payment included in partners' capital	—	4.5	—
Cash available for distribution attributable to the Partnership (3)	$273.2	$182.7	$16.5

(1)	Adjusted EBITDA attributable to Parent for 2015 is entirely attributable to Shell Auger and Lockport Operations through September 30, 2015.

(2)
Adjusted EBITDA attributable to Parent for 2014 includes $47.7 million attributable to Shell Auger and Lockport Operations prior to the acquisition and $95.2 million attributable to Zydeco and Ho-Ho prior to the IPO.

(3)
Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $270.4 million for 2016. Excluding non-recurring items (reimbursements from Parent and waiver payments), cash available for distribution attributable to the Partnership would be $169.8 million for 2015.

(in millions of dollars)	2016	2015	2014
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities (1)	$293.0	$282.7	$167.0
Add:
Interest expense, net	12.3	4.3	0.2
Income tax expense (benefit)	—	(0.1)	0.2
Return of investment	15.0	6.8	2.1
Less:
Change in deferred revenue	8.2	(13.8)	20.0
Amortization of credit facility issuance costs	2.7	—	—
Allowance oil reduction to net realizable value	—	1.6	4.4
Change in other assets and liabilities	(8.9)	(0.6)	(28.8)
Adjusted EBITDA	318.3	306.5	173.9
Less:
Adjusted EBITDA attributable to Parent (2) (3)	—	44.9	142.9
Adjusted EBITDA attributable to noncontrolling interests	23.4	72.6	14.0
Adjusted EBITDA attributable to the Partnership	294.9	189.0	17.0
Less:
Net interest paid attributable to the Partnership	9.4	3.9	0.6
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership	22.6	6.1	0.3
Add non-recurring items:
Net adjustments from volume deficiency payments attributable to the Partnership	7.5	(9.2)	0.4
Reimbursements from Parent included in partners' capital	2.8	8.4	—
Waiver payment included in partners' capital	—	4.5	—
Cash available for distribution attributable to the Partnership (4)	$273.2	$182.7	$16.5

(1)	Net cash provided by operating activities includes $1.8 million, $(0.6) million, and $(0.5) million of distributions in excess of (less than) income in 2016, 2015 and 2014, respectively.

(2)	Adjusted EBITDA attributable to Parent for 2015 is entirely attributable to Shell Auger and Lockport Operations through September 30, 2015.

(3)
Adjusted EBITDA attributable to Parent for 2014 includes $47.7 million attributable to Shell Auger and Lockport Operations prior to the acquisition and $95.2 attributable to Zydeco and Ho-Ho prior to the IPO.

(4)
Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $270.4 million for 2016. Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $169.8 million for 2015.

2016 compared to 2015

Revenues

Total revenue decreased by $35.2 million, or 10.8%, comprised of $36.2 million attributable to transportation services revenue, partially offset by an increase of $1.0 million related to storage service revenues at Lockport due to an electrical upgrade project.

Zydeco recognized an overall decrease in transportation services revenue of $20.1 million, comprised of a decrease in revenue from expiring credits on committed transportation agreements of $13.9 million, and decreased revenues related to delivered volumes of $6.2 million. The decreases in revenue related to delivered volumes primarily resulted from decreased spot shipments attributable to changes in certain customers’ sourcing strategies and tightening of certain spreads throughout 2016 causing a change in shipping behavior.  Shipments on non-mainlines decreased due to a variety of maintenance events at refineries in our destination markets. These decreases were offset partially by increases in committed shippers’ delivered volumes on our mainline segments.

Pecten recognized a decrease in transportation services revenue of $16.1 million primarily attributable to expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line and a well shut-in during 2016.

Costs and Expenses

Total costs and expenses increased $2.1 million due to $2.8 million of higher operations and maintenance expenses and $2.1 million of additional depreciation primarily due to the commencement of a capital lease for storage tanks in December 2015, $0.7 million of higher property and other taxes due to changes in Zydeco property tax appraisal estimates and $0.1 million of Loss from disposition of fixed assets. This increase is offset by $3.6 million lower general and administrative expenses.

Operations and maintenance expenses increased by $2.8 million related to higher project development, maintenance and insurance costs in 2016, partially offset by gains on pipeline operations related to allowance oil in 2016 and higher outside service costs in 2015.

General and administrative expenses decreased by $3.6 million due to decreased legal and expert fees in connection with the FERC rate case and costs associated with the settlement of the FERC rate case that were included in 2015 but not in 2016. The decrease was partially offset by increased costs in 2016 associated with equity issuances.

Other Income and Expenses

Investment, dividend and other income in 2016 is primarily comprised of earnings from Mars, Bengal, Poseidon and Odyssey equity investments and the dividend income from Colonial and Explorer. The 2016 earnings from Mars, Bengal, Poseidon and Odyssey increased by $31.0 million primarily due to our investment in Poseidon effective July 1, 2015, the acquisitions of an additional 20.0% interest in Mars and a 49.0% interest in Odyssey in 2016, as well as an increase in storage volumes at Mars resulting from the contango market conditions. The increase was partially offset by tank farm flooding and related costs impacting Bengal. The increase of $6.9 million in dividend income is due to our acquisition of an additional 3.0% interest in Colonial and a 2.62% interest in Explorer in 2016.

Interest expense increased $8.0 million due to increased borrowings outstanding during 2016 for acquisitions in May, October and December 2016, partially offset by a repayment in March 2016.

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
Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and accessing the capital markets. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of December 31, 2016 was $405.0 million consisting of $121.9 million cash on hand and $283.1 million available capacity under our revolving credit facilities.

On March 1, 2017, our $180.0 million 364-day facility will expire; we are in the process of negotiating with an affiliate of Shell to replace this borrowing capacity and increase overall borrowing capacity through the addition of a new five-year $600.0 million fixed rate term debt facility. This new term debt facility is expected to be effective March 1, 2017 and will add $420.0 million borrowing capacity over December 31, 2016 levels. On a pro forma basis, assuming the $600.0 million facility had been in place at December 31, 2016 and the $180.0 million facility had expired, available debt capacity would have been $703.1 million.

Credit Facility Agreements
Five-Year Revolver
To provide additional liquidity following the IPO, we entered into a revolving credit facility agreement (the “Five-Year Revolver”) with Shell Treasury Centre (West) Inc. (“STCW”) with an initial borrowing capacity of $300.0 million. Loans advanced under the initial agreement had up to a six-month term.
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
The Five-Year Revolver, as amended and restated, provides for covenants such as restricting additional indebtedness above other certain levels and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). Borrowings under the Five-Year Revolver bear interest at the three-month LIBOR rate plus a margin. The Five-Year Revolver also provides for customary fees, including issuance and commitment fees. Commitment fees began to accrue on the date we entered into the Five-Year Revolver. There were $686.9 million outstanding borrowings as of December 31, 2016, and $320.8 million outstanding borrowings as of December 31, 2015 (before unamortized debt issuance costs).
364-Day Revolver
On June 29, 2015, in connection with the July 2015 Acquisition, we entered into an additional revolving credit facility (the “364-Day Revolver”) with STCW with an initial borrowing capacity of $100.0 million.  All other terms and conditions are materially the same as those of the Five-Year Revolver.
On November 11, 2015, we and STCW amended and restated the 364-Day Revolver to increase the borrowing capacity amount from $100.0 million to $180.0 million.  In connection with this amendment and restatement of the 364-Day Revolver, we paid an issuance fee of $0.1 million. On February 22, 2016, we and STCW again amended and restated the 364-Day Revolver to extend its maturity date to March 1, 2017. All other terms and conditions of the agreement were unchanged. There were no outstanding borrowings under this facility as of December 31, 2016, and $137.4 million of outstanding borrowings as of December 31, 2015.

Zydeco Revolver

Zydeco entered into a revolving credit facility (the “Zydeco Revolver”) with STCW, as the lender. The Zydeco Revolver has a borrowing capacity of $30.0 million. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures on August 6, 2019. There were no outstanding borrowings on the Zydeco Revolver as of December 31, 2016 and 2015.
Total Debt Payable—Related Party
Borrowings under our debt facilities bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for 2016 and 2015 was 2.1% and 1.7%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total debt of $686.9 million as of December 31, 2016 would increase our consolidated annual interest expense by approximately $0.9 million. Our current interest rates for outstanding and future borrowings are 2.30% under our Five-Year Revolver and 2.50% under the Zydeco Revolver.
Our Five-Year Revolver and our 364-Day Revolver mature in October 31, 2019 and March 1, 2017, respectively. We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.
As of December 31, 2016, we were in compliance with the covenants contained in the Five-Year Revolver and the 364-Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.
Cash Flows from Our Operations
Operating Activities. We generated $293.0 million in cash flow from operating activities in 2016 compared to $282.7 million in 2015. The $10.3 million increase in cash flows was primarily driven by increases in dividends and working capital, partially offset by a decrease in operating income and an increase in interest paid.

We generated $282.7 million in cash flow from operating activities in 2015, compared with $167.0 million in 2014. The $115.7 million increase in cash flows primarily resulted from higher third-party transportation services revenue, dividends from equity investments and nonrecurring decreases in liabilities related to the repair costs incurred in 2014 for the Zydeco reversal. These increases were partially offset by higher general and administrative expenses and recognition of deferred revenues due to expiration of committed shipper credits.
Investing Activities. Our cash flow used in investing activities was $228.1 million in 2016 compared to $201.1 million in 2015. The increase in cash flow used in investing activities was primarily due to our acquisitions in 2016 and an increase in expansion capital expenditures on Zydeco, partially offset by the payment of Pre-IPO distributions from investments in 2015. See Note 3 – Acquisitions in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Our cash flow used in investing activities was $201.1 million in 2015, compared with $61.5 million in 2014. The increase in cash flow used in investing activities was primarily due to our acquisitions in 2015 and the payment of pre-IPO distributions from investments, partially offset by a decrease in expansion capital expenditures on the Zydeco pipeline system. See Note 3 – Acquisitions in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Financing Activities.  Our cash flow used in financing activities was $36.0 million in 2016 compared to $138.8 million used in financing activities in 2015. The decrease in cash flow used in financing activities was primarily due to higher net proceeds from equity issuances, an increase in borrowings under our revolving credit facilities, a decrease in capital distributions to the general partner, a decrease in distributions paid to noncontrolling interests, an increase in contributions from general partner and a decrease in net distribution to Parent. These increases in cash flow provided by financing activities were partially offset by the repayments of borrowings under our revolving credit facilities and an increase in distributions paid to the unitholders and the general partner.
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
Capital Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to acquire, replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to increase system volumes and related cash flows by acquiring additional assets, expanding and upgrading our systems and facilities or constructing new systems or facilities.
We incurred capital expenditures of $28.8 million, $19.1 million and $55.6 million for 2016, 2015 and 2014, respectively. The increase in capital expenditures from 2015 to 2016 is primarily due to Houma, Port Neches and Caillou Island improvement expenditures for Zydeco, electrical and storm water improvements for Lockport and control system improvements, safety system improvements and personnel escape pods at Ship Shoal 28 for Auger in 2016. Phase II and III of the Zydeco expansion and reversal project were completed in 2014 resulting in the decrease in capital expenditures from 2014 to 2015.
A summary of our capital expenditures for 2016, 2015 and 2014, is shown in the table below (in millions):

	2016	2015	2014
Expansion capital expenditures	$4.0	$5.1	$61.2
Maintenance capital expenditures	24.3	11.1	7.5
Total capital expenditures paid	28.3	16.2	68.7
Increase (decrease) in accrued capital expenditures	0.5	2.9	(13.1)
Total capital expenditures incurred	$28.8	$19.1	$55.6

Our capital expenditures for 2016 were $28.8 million, primarily associated with the following projects:
Zydeco’s expansion capital expenditures of $3.9 million related to a new connection, upgrades and expansion at Houma.
Zydeco’s maintenance capital expenditures of $14.5 million related to improvements at Houma, Port Neches and Calliou Island, and $1.6 million for the directional drill project. In connection with both the May 2015 Acquisition and the May 2016 Acquisition, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During 2016 we filed claims for reimbursement from SPLC of $1.4 million.
Lockport’s maintenance capital expenditures of $4.9 million related to electrical and storm water improvements, and Auger’s $3.9 million for control system improvements, safety system improvements, and personnel escape pods at Ship Shoal 28. In connection with the acquisition of Pecten, SPLC agreed to reimburse us for certain costs and expenses incurred by Pecten for storm water upgrades at Lockport. During 2016 we filed claims for reimbursement from SPLC of $1.6 million.
We expect total capital expenditures to be approximately $60.5 million for 2017, a summary of which is shown in table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	2016	2017
(in millions of dollars)
Expansion capital expenditures
Zydeco	$3.9	$20.1
Lockport	—	2.9
Total expansion capital expenditures	3.9	23.0
Maintenance capital expenditures
Zydeco (1)	16.1	31.7
Lockport	4.9	5.0
Auger	3.9	0.8
Total maintenance capital expenditures	24.9	37.5
Total capital expenditures	$28.8	$60.5
(1) Approximately $15.4 million of Zydeco's 2017 maintenance capital expenditures is reimbursable by SPLC for our respective share of the directional drill project discussed below.
We expect Zydeco’s expansion capital expenditures to be $20.1 million in 2017 primarily for the Houma tank expansion project. We expect Lockport’s expansion capital expenditures to be $2.9 million for a new pipeline connection in 2017.
We expect Zydeco’s maintenance capital expenditures to be approximately $31.7 million for 2017, of which approximately $16.6 million is for the directional drill project. In connection with both the May 2015 Acquisition and the May 2016 Acquisition, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. The majority of the remaining capital expenditures of $15.1 million for 2017 is related to various Houma maintenance and pipeline integrity projects.
We expect Auger and Lockport’s maintenance capital expenditures to be approximately $5.8 million for 2017.  This includes $5.0 million for electrical improvements at Lockport, and $0.8 million for piping modifications for Auger.
With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.
Contractual Obligations
A summary of our contractual obligations, as of December 31, 2016, is shown in the table below (in millions):

	Total	Less than 1 year	1 year to 3 years	4 years to 5 years	More than 5 years
Operating lease for land	$0.7	$0.5	$0.2	$—	$—
Capital lease for Port Neches storage tanks (1)	74.0	5.0	10.1	10.1	48.8
Joint tariff agreement	49.7	5.1	10.3	10.3	24.0
Debt obligation (2)	686.9	—	686.9	—	—
Total contractual obligations	$811.3	$10.6	$707.5	$20.4	$72.8

(1) Includes $40.2 million in interest, $22.8 million in principal and $11.0 million in executory costs.
(2) See Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we paid a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015. Upon the in-service date of September 1, 2016, our monthly lease payment was increased to $0.4 million. In the eighteenth month after the in-service date, actual fixed and variable costs will be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease will be adjusted accordingly and this adjustment will be effective for the remainder of the lease. The imputed interest rate on the capital portion of the lease is 15.0%.

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
Inflation
Inflation did not have a material impact on our results of operations in 2016.
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
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, revenue recognition, allowance oil, and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
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
The estimated useful lives of long-lived assets range from five to 40 years. Depreciation of these assets under the straight-line method over their estimated useful lives totaled $23.7 million, $21.6 million and $18.4 million for 2016, 2015 and 2014, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated. Additional information concerning long-lived assets and related depreciation and amortization appears in Note 6 — Property, Plant and Equipment, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses at fair value on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Our asset retirement obligations relate to our exclusive right of use of a portion of the Garden Banks 128 “A” Platform (GB 128A), where we operate facilities relating to the Auger pipeline system. We have determined that a significant portion of our assets utilizing GB 128A have an indeterminate life, and as such, the fair values of those associated retirement obligations are not reasonably estimable. Our right of use agreement provides that we pay our share of the GB 128A decommissioning costs when and if that platform ceases operation. Although the individual assets that constitute Zydeco will be replaced as needed, the pipeline will continue to exist for an indefinite useful life. As such, there is uncertainty around the timing of those asset retirement activities. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligation. We have recognized asset retirement obligations of $1.4 million and $1.3 million as of December 31, 2016 and 2015, respectively.
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

At Lockport, our storage tanks continue to be leased at 100% capacity via three contracts. Two of the contracts expire in 2017; they are currently under re-negotiation. The third contract expires December 31, 2019. In addition to these three contracts, we are actively developing new business for the facility.
As a result of FERC regulations, revenue we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no third and related-party payables as of December 31, 2016 and $2.3 million of third and related-party payables for potential refunds as of December 31, 2015.
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
Our long-term transportation agreements and tariffs for crude oil transportation include a product loss allowance, or PLA. PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. The PLA provides additional revenue for us if product losses on our pipelines are within the allowed levels, and we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within the allowed levels, and we convert that product to cash several times per year at prevailing market prices to a related party.

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. For additional information see Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Allowance Oil
A PLA factor per barrel is incorporated into applicable crude oil tariffs to cover evaporation and other losses in transit. Allowance oil represents the net difference between the tariff PLA volumes and the actual volumetric losses. Our allowance oil is valued at cost using the average market price of the relevant type of crude oil during the month product was transported.
Environmental and Legal Obligations
We consult with various professionals to assist us in making estimates relating to environmental costs and legal proceedings. We accrue an expense when we determine that it is probable that a liability has been incurred and the amount is reasonably estimable. While we believe that the amounts recorded in the accompanying consolidated financial statements related to these contingencies are based on the best estimates and judgments available, the actual outcomes could differ from our estimates. Additional information about certain legal proceedings and environmental matters appears in Note 13 — Commitments and Contingencies in Part II, Item 8 to the consolidated financial statements and notes thereto included elsewhere in this report.
Recent Accounting Pronouncements

Please read Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements in Part II, Item 8 of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Since, except for buy/sell arrangements on some of our offshore pipelines, we do not take ownership of the crude oil or refined products that we transport and store for our customers, and we do not engage in the trading of any commodities, we have limited direct exposure to risks associated with fluctuating commodity prices.
Our long-term transportation agreements and tariffs for crude oil shipments include a product loss allowance. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for 5.2% and 5.9% of our total revenue in 2016 and 2015, respectively, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SHELL MIDSTREAM PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm
The Board of Directors of Shell Midstream Partners GP LLC and Unitholders of Shell Midstream Partners, L.P.
We have audited Shell Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Shell Midstream Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Shell Midstream Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Shell Midstream Partners, L.P. as of December 31, 2016 and the related consolidated statements of income, cash flows and changes in equity for the year ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Houston, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors of Shell Midstream Partners GP LLC and Unitholders of Shell Midstream Partners, L.P.
We have audited the accompanying consolidated balance sheet of Shell Midstream Partners, L.P. as of December 31, 2016 and the related consolidated statements of income, cash flows and changes in equity for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Poseidon Oil Pipeline Company, L.L.C., a 36% equity investment of the Partnership. In the consolidated financial statements, the Partnership’s investment in Poseidon Oil Pipeline Company, L.L.C. is stated at $13.2 million as of December 31, 2016, and the Partnership’s equity in the net income of Poseidon Oil Pipeline Company, L.L.C. is stated at $29.7 million for the year ended December 31, 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Poseidon Oil Pipeline Company, L.L.C., is based solely on the report of the other auditors.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shell Midstream Partners, L.P. at December 31, 2016, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Shell Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Houston, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Shell Midstream Partners GP LLC and Unitholders of Shell Midstream Partners, L.P.

In our opinion, based on our audits and the reports of the other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in equity and cash flows present fairly, in all material respects, the financial position of Shell Midstream Partners, L.P. (the “Partnership”) and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bengal Pipeline Company LLC (“Bengal”), a 49% equity investment of the Partnership, as of and for the year ended December 31, 2015, which is reflected in the consolidated financial statements of the Partnership as an equity method investment of $75.6 million at December 31, 2015 and income from equity investments of $20.8 million for the year ended December 31, 2015. We also did not audit the financial statements of Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), a 36% equity investment of the Partnership, as of and for the year ended December 31, 2015, which is reflected in the consolidated financial statements of the Partnership as an equity method investment of $25.4 million at December 31, 2015 and income from equity investments of $16.1 million for the year ended December 31, 2015. The financial statements of Bengal and Poseidon were audited by the other auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Bengal and Poseidon, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Management Committee of
Poseidon Oil Pipeline Company, L.L.C.
Houston, Texas
We have audited the balance sheets of Poseidon Oil Pipeline Company L.L.C. (the "Company") as of December 31, 2016 and December 31, 2015, and the related statements of operations, cash flows, and members' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company L.L.C. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members
Bengal Pipeline Company LLC

We have audited the balance sheet of Bengal Pipeline Company LLC as of December 31, 2015 and the related statements of income, members’ equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2016

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$121.9	$93.0
Accounts receivable - third parties, net	18.4	18.8
Accounts receivable - related parties	10.1	9.8
Allowance oil	9.0	4.2
Prepaid expenses	6.0	5.0
Total current assets	165.4	130.8
Equity method investments	262.4	185.0
Property, plant and equipment, net	398.0	392.9
Cost investments	39.8	6.2
Total assets	$865.6	$714.9
LIABILITIES
Current liabilities
Accounts payable - third parties	$1.5	$0.2
Accounts payable - related parties	5.2	9.3
Deferred revenue - third parties	6.0	2.6
Deferred revenue - related parties	7.9	3.6
Accrued liabilities - third parties	5.6	6.8
Accrued liabilities - related parties	5.1	3.6
Total current liabilities	31.3	26.1
Noncurrent liabilities
Debt payable - related party	686.0	457.6
Lease liability - related party	24.9	22.8
Asset retirement obligations	1.4	1.3
Other unearned income	2.1	—
Total noncurrent liabilities	714.4	481.7
Total liabilities	745.7	507.8
Commitments and Contingencies (Note 13)
EQUITY
Common unitholders – public (88,367,308 and 62,892,308 units issued and outstanding as of December 31, 2016 and December 31, 2015)	2,485.7	1,637.5
Common unitholder – SPLC (21,475,068 units issued and outstanding as of December 31, 2016 and December 31, 2015)	(124.1)	(130.4)
Subordinated unitholder – SPLC (67,475,068 units issued and outstanding as of December 31, 2016 and December 31, 2015)	(389.6)	(409.8)
General partner – SPLC (3,618,723 and 3,098,825 units issued and outstanding as of December 31, 2016 and December 31, 2015)	(1,873.7)	(998.6)
Total partners' capital	98.3	98.7
Noncontrolling interest	21.6	108.4
Total equity	119.9	207.1
Total liabilities and equity	$865.6	$714.9

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	2016	2015	2014
	(in millions of dollars, except per unit data)
Revenue
Third parties	$201.5	$222.8	$155.0
Related parties	89.8	103.7	95.3
Total revenue	291.3	326.5	250.3
Costs and expenses
Operations and maintenance - third parties	46.9	46.3	41.6
Operations and maintenance - related parties	20.7	18.5	21.7
Loss from disposition of fixed assets	0.1	—	0.2
General and administrative - third parties	8.1	10.2	3.4
General and administrative - related parties	23.1	24.6	17.0
Depreciation, amortization and accretion	23.7	21.6	18.4
Property and other taxes	8.2	7.5	6.2
Total costs and expenses	130.8	128.7	108.5
Operating income	160.5	197.8	141.8
Income from equity method investments	101.1	70.1	6.7
Dividend income from cost investments	16.1	9.2	0.8
Investment, dividend and other income	117.2	79.3	7.5
Interest expense, net	12.3	4.3	0.2
Income before income taxes	265.4	272.8	149.1
Income tax expense (benefit)	—	(0.1)	0.2
Net income	265.4	272.9	148.9
Less: Net income attributable to the Parent	—	39.3	124.1
Less: Net income attributable to noncontrolling interests	20.5	66.5	11.4
Net income attributable to the Partnership	$244.9	$167.1	$13.4
General partner's interest in net income attributable to the Partnership	$25.0	$5.0	$0.3
Limited Partners' interest in net income attributable to the Partnership	$219.9	$162.1	$13.1

Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$1.32	$1.16	0.10
Subordinated	$1.27	$1.14	0.10

Distributions per Limited Partner unit (in dollars):	$1.0258	$0.7900	0.1042

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units - public	80.4	51.9	46.0
Common units - SPLC	21.5	21.5	21.5
Subordinated units - SPLC	67.5	67.5	67.5

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2016	2015	2014
	(in millions of dollars)
Cash flows from operating activities
Net income	$265.4	$272.9	$148.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	23.7	21.6	18.4
Loss from disposition of fixed assets	0.1	—	0.2
Non-cash interest expense	2.7	—	—
Allowance oil reduction to net realizable value	—	1.6	4.4
Undistributed equity earnings	1.8	(0.6)	(0.5)
Changes in operating assets and liabilities
Accounts receivable	0.1	—	(14.4)
Allowance oil	(4.8)	(2.8)	2.4
Prepaid expenses	(1.0)	(1.2)	(1.5)
Accounts payable	(1.5)	(4.5)	7.6
Deferred revenue and other unearned income	8.2	(13.8)	20.0
Accrued liabilities	(1.7)	9.5	(18.5)
Net cash provided by operating activities	293.0	282.7	167.0
Cash flows from investing activities
Capital expenditures	(28.3)	(16.2)	(68.7)
Acquisitions	(214.8)	(179.8)	—
Return of investment	15.0	6.8	2.1
Payment of pre-IPO distributions from investments to SPLC	—	(11.9)	5.1
Net cash used in investing activities	(228.1)	(201.1)	(61.5)
Cash flows from financing activities
Net proceeds from IPO, net of offering costs of $46.3 million	—	—	1,011.7
Net proceeds from private equity placement	—	297.4	—
Net proceeds from public equity offerings	818.1	296.8	—
Borrowings under credit facilities	638.7	458.2	—
Contributions from general partner	9.8	6.1	—
Repayment of credit facilities	(410.0)	—	—
Proceeds from IPO distributed to Parent	—	—	(911.7)
Capital distributions to general partner	(896.3)	(1,002.1)	—
Distributions to noncontrolling interest	(20.3)	(67.1)	(25.2)
Distributions to unitholders and general partner	(179.9)	(96.5)	—
Other contributions from Parent	4.6	11.1	—
Credit facilities issuance costs	(0.6)	(0.3)	(0.5)
Capital lease payments	(0.1)	—	—
Net distributions to Parent	—	(42.4)	(27.8)
Distribution of working capital to Parent	—	—	(1.8)
Net cash (used in) provided by financing activities	(36.0)	(138.8)	44.7
Net increase (decrease) in cash and cash equivalents	28.9	(57.2)	150.2
Cash and cash equivalents at beginning of the period	93.0	150.2	—
Cash and cash equivalents at end of the period	$121.9	$93.0	$150.2

Supplemental Cash Flow Information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$0.5	$2.9	$(13.1)
Contribution of fixed assets from Parent	—	0.4	11.4
Amount payable to SPLC for pre-IPO distribution	—	—	(6.8)
Contribution of investments upon IPO	—	—	166.0
Commencement of capital lease	—	22.8	—
Other non-cash contributions from Parent	0.2	1.8	—
Other non-cash capital distributions to general partner	(7.1)	—	—
Other non-cash contribution from general partner	7.1	—	—
Distribution of working capital to Parent	—	(6.4)	—

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Noncontrolling Interest	Net Parent Investment	Total
Balance as of December 31, 2013	$—	$—	$—	$—	$—	$317.2	$317.2
Net income	4.5	2.1	6.5	0.3	11.4	124.1	148.9
Net distributions to the parent	—	—	—	—	—	(27.8)	(27.8)
Distribution of working capital to the parent	—	—	—	—	—	(1.8)	(1.8)
Contribution of fixed assets from the parent	—	—	—	—	—	11.4	11.4
Allocation of net parent investment to unitholders - Zydeco	—	32.2	101.3	4.1	182.5	(320.1)	—
Contribution of ownership interests in equity and cost method investments	—	38.9	122.1	5.0	—	—	166.0
Net proceeds from the IPO, net of offering costs of $46.3 million	1,011.7	—	—	—	—	—	1,011.7
Proceeds from the IPO distributed to the parent	—	(213.5)	(670.8)	(27.4)	—	—	(911.7)
Distributions to noncontrolling interest	—	—	—	—	(32.0)	—	(32.0)
Balance as of December 31, 2014	1,016.2	(140.3)	(440.9)	(18.0)	161.9	103.0	681.9
Net income	61.1	24.4	76.6	5.0	66.5	39.3	272.9
Net proceeds from private placement	297.4	—	—	—	—	—	297.4
Net proceeds from public offerings	296.8	—	—	—	—	—	296.8
Contributions from general partner	—	—	—	6.1	—	—	6.1
Other contributions from parent	—	—	—	12.9	—	0.4	13.3
Distribution to noncontrolling interest	—	—	—	—	(67.1)	—	(67.1)
Distributions to unitholders and general partner	(34.0)	(14.5)	(45.5)	(2.5)	—	—	(96.5)
Acquisition of noncontrolling interest	—	—	—	—	(52.9)	—	(52.9)
Capital distributions to general partner	—	—	—	(1,002.1)	—	—	(1,002.1)
November 2015 Acquisition	—	—	—	—	—	(93.9)	(93.9)
Distributions to parent	—	—	—	—	—	(42.4)	(42.4)
Distribution of working capital to parent	—	—	—	—	—	(6.4)	(6.4)
Balance as of December 31, 2015	1,637.5	(130.4)	(409.8)	(998.6)	108.4	—	207.1
Net income	107.2	27.2	85.5	25.0	20.5	—	265.4
Net proceeds from public offerings	818.1	—	—	—	—	—	818.1
Contributions from general partner	—	—	—	16.9	—	—	16.9
Other contributions from parent	—	—	—	3.0	—	—	3.0
Distributions to unitholders and general partner	(77.1)	(20.9)	(65.3)	(16.6)	—	—	(179.9)
Distribution to noncontrolling interest	—	—	—	—	(20.3)	—	(20.3)
Capital distributions to general partner	—	—	—	(903.4)	—	—	(903.4)
Acquisition of noncontrolling interest	—	—	—	—	(87.0)	—	(87.0)
Balance as of December 31, 2016	$2,485.7	$(124.1)	$(389.6)	$(1,873.7)	$21.6	$—	$119.9

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
Description of Business
We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and to deliver refined products from those markets to major demand centers. As of December 31, 2016, we own interests in seven crude oil pipeline systems, three refined products systems, one natural gas gathering pipeline system and a crude tank storage and terminal system. The crude oil pipeline systems include the Auger Pipeline System (“Auger”), held by Pecten Midstream LLC (“Pecten”), Zydeco Pipeline Company LLC (“Zydeco”), Odyssey Pipeline LLC (“Odyssey”), Mars Oil Pipeline Company (“Mars”), Poseidon Oil Pipeline Company LLC (“Poseidon”), Proteus Oil Pipeline Company, LLC (“Proteus”), and Endymion Oil Pipeline Company, LLC (“Endymion”), are strategically located along the Texas and Louisiana Gulf Coast and in the Gulf of Mexico. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems, which are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York, and Explorer Pipeline Company (“Explorer”) which serves more than 70 major cities in 16 states from the Gulf Coast to the Midwest. The natural gas pipeline system, Cleopatra Gas Gathering Company, LLC (“Cleopatra”), brings Gulf of Mexico gas production to the market hub at Ship Shoal 332. The crude storage terminal, Lockport Terminal (“Lockport”), is located southwest of Chicago and serves Midwest refineries.
As of December 31, 2016, we own a 100.0% interest in Pecten, a 92.5% interest in Zydeco, a 50.0% interest in Bengal, a 49.0% interest in Odyssey, a 48.6% interest in Mars, a 36.0% interest in Poseidon, a 10.0% interest in Proteus, a 10.0% interest in Endymion, a 6.0% interest in Colonial a 2.62% interest in Explorer and a 1.0% interest in Cleopatra. Each of Pecten and Zydeco is consolidated within our consolidated financial statements as a subsidiary. The 7.5% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our consolidated financial statements. We account for each of our investments in Bengal, Odyssey, Mars, Poseidon, Proteus and Endymion using the equity method of accounting, and we account for each of our investments in Colonial, Explorer and Cleopatra using the cost method of accounting.
We generate the majority of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our pipelines and storage tanks, and from income from our equity and cost method investments. Our operations consist of one reportable segment.
Basis of Presentation
Our consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying consolidated financial statements and related notes have been prepared under the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the single source of GAAP.
Our consolidated subsidiaries include Pecten, Zydeco and the Operating Company. Acquisitions of additional interests in previously consolidated subsidiaries and interests in cost and equity method investments are accounted for as asset acquisitions. Accordingly, these assets are included in the financial statements prospectively from the effective date of each acquisition. See Note 3 – Acquisitions for additional information.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following businesses were acquired from our Parent and accounted for as acquisitions between entities under common control. As such, our consolidated financial statements include the financial results of these businesses, which were derived from the financial statements and accounting records of SPLC and Shell for the periods prior to acquisition. Specifically, such acquisitions are reflected for the following periods prior to the effective date of such acquisition:

•	Houston-to-Houma crude oil pipeline system (“Ho-Ho”) for periods prior to July 1, 2014 (Ho-Ho, now referred to as “Zydeco pipeline” or “Zydeco pipeline system”);

•	Zydeco Pipeline Company LLC (“Zydeco”) for the period from July 1, 2014 through November 2, 2014; and

•	Shell Auger and Lockport Operations (the “Shell Auger and Lockport Operations” or “Auger and Lockport”) for periods prior to October 1, 2015.

Our consolidated statements of income exclude the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent.
All financial information represents the consolidated statements of income, balance sheets and cash flows accordingly:

•
Our consolidated statements of income and cash flows for 2015 consist of the combined results of the Shell Auger and Lockport Operations prior to the acquisition date and the consolidated activity of the Partnership. Our consolidated statements of income and cash flows for 2014 consist of the consolidated results of the Partnership for the period from November 3, 2014 through December 31, 2014, the results of the Shell Auger and Lockport Operations for the entirety of 2014, and the combined results of Ho-Ho and Zydeco for the period from January 1, 2014 through November 2, 2014.

•
Our consolidated statement of changes in equity for 2015 consists of the combined results of the Shell Auger and Lockport Operations prior to the acquisition date and the consolidated activity of the Partnership. Our consolidated statement of changes in equity for 2014 consists of both the combined activity for the Shell Auger and Lockport Operations, Ho-Ho and Zydeco prior to November 3, 2014, and the consolidated activity for the Shell Auger and Lockport Operations and the Partnership completed subsequent to the IPO on November 3, 2014.

Expense Allocations. Our consolidated statements of income also include expense allocations for certain functions performed by SPLC and Shell on behalf of the above businesses prior to their respective dates of acquisition us. Such costs are included in either general and administrative expenses or operations and maintenance expenses in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations. The expense allocations have been determined on a basis that we, SPLC and Shell consider to be a reasonable reflection of the utilization of the services provided or the benefit received during the periods presented. Nevertheless, the consolidated financial statements may not include all of the expenses that would have been incurred as a separate, publicly-traded company during the periods prior to November 3, 2014 and may not reflect our consolidated statements of income and cash flows as a separate, publicly-traded company during the periods prior to November 3, 2014.
Beginning from July 1, 2014, Zydeco entered into an operating and management agreement with SPLC (the “Management Agreement”) under which SPLC provides general management and administrative services to us. Therefore, we no longer receive allocated corporate expenses from SPLC. We will continue to receive direct and allocated field and regional expenses from SPLC including payroll expenses not covered under the operating and management agreement. In addition, beginning from October 1, 2015, Pecten entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC. See details of related party transactions in Note 4 — Related Party Transactions.
Cash. Prior to the contribution of fixed assets and certain agreements on July 1, 2014, regarding Zydeco, and October 1, 2015, regarding the Shell Auger and Lockport Operations, the cash generated and used by our operations was deposited to SPLC’s centralized account which was comingled with the cash of other pipeline entities controlled by SPLC. SPLC funded our operating and investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on our behalf for any period prior to July 1, 2014, regarding Zydeco, and October 1, 2015, regarding the Shell Auger and Lockport Operations. We reflected the cash generated by our operations and expenses paid by SPLC on behalf of our operations as Other contributions from Parent within the accompanying consolidated statements of changes in equity and consolidated statements of cash flows. On July 1, 2014, regarding Zydeco, and October 1, 2015, regarding the Shell Auger and Lockport Operations, we established our own cash accounts for the funding of our operating and investing activities, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include all subsidiaries where we have control.  The assets and liabilities in the accompanying consolidated financial statements have been reflected on a historical basis. All significant intercompany accounts and transactions are eliminated upon consolidation. We own 92.5% of the ownership interest in Zydeco. We record a noncontrolling interest for the 7.5% ownership interest in Zydeco retained by SPLC. We obtained control of Zydeco via the voting agreement between SPLC and us under which we have voting power over the ownership interests retained by SPLC in Zydeco. We own 100.0% of the ownership interest in Pecten.

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
Common Control Transactions
Assets and businesses acquired from our Parent and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical carrying value. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to our General Partner, similar to a dividend. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from our General Partner. To the extent that such transactions require prior periods to be retrospectively adjusted, historical net equity amounts prior to the transaction date are reflected in “Net Parent Investment.” Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows.
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
As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2016 and 2015.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash collected from customers for shortfalls under these agreements is recorded as deferred revenue. We recognize deferred revenue under these arrangements into revenue once all contingencies or potential performance obligations associated with the related volumes have either (1) been satisfied through the transportation of future excess volumes of crude oil, or (2) expired (or lapsed) through the passage of time pursuant to the terms of the FERC-approved transportation services agreement. Because the expiration of a customer’s right to utilize shortfall payments is twelve months or less, we classify deferred revenue as a short term liability. Deferred revenue balance was $13.9 million and $6.2 million as of December 31, 2016 and 2015, respectively.
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
Revenues for the indicated years comprise the following:

	2016	2015	2014
Transportation revenue - third party	$193.1	$214.3	$146.5
Transportation revenue - related party	81.2	96.2	86.1
Total transportation revenue	274.3	310.5	232.6

Storage services revenue - third party	8.4	8.5	8.5
Storage services revenue - related party	8.6	7.5	9.2
Total storage revenue	17.0	16.0	17.7
Total revenue	$291.3	$326.5	$250.3

Cash and cash equivalents
Our cash and cash equivalents includes cash and short-term highly liquid overnight deposits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on accounts receivable due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. As of December 31, 2016 and 2015, we did not have any allowance for doubtful accounts.
Allowance Oil
A PLA factor per barrel is incorporated into applicable crude oil tariffs to cover evaporation and other loss in transit. Allowance oil represents the net difference between the tariff PLA volumes and the actual volumetric losses. Our allowance oil is valued at the lower of cost or net realizable value using the average market price of the relevant type of crude oil during the month product was transported. Gains and losses from the conversion of allowance oil to cash are calculated using the specific cost per barrel based on the month of accumulation. Gains and losses from the conversion of allowance oil to cash and gains

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and losses from pipeline operations that relate to allowance oil are recorded in Operations and maintenance expenses in the accompanying consolidated statements of income.
Equity Method Investments
We generally account for investments in 50.0% or less-owned affiliates, where we have the ability to exercise significant influence, but not control, under the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income. Differences in the basis of the investments and the separate net asset value of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets.
Property, Plant and Equipment
Our property, plant and equipment is recorded at its historical cost of construction or, upon acquisition, at either the fair value of the assets acquired or the historical carrying value to the entity that placed the asset in service. Expenditures for major renewals and betterments are capitalized while those minor replacement, maintenance, and repairs which do not improve or extend asset life are expensed when incurred. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs.
We use the straight-line method to depreciate property, plant and equipment based on the estimated useful life of the asset. We report gains or losses on dispositions of fixed assets as loss (gain) from disposition of fixed assets in the accompanying consolidated statements of income.
Impairment of Long-lived Assets
We evaluate long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we perform an impairment assessment by comparing our management’s estimate of forecasted undiscounted future cash flows associated with the asset to the asset’s net book value. If the net book value exceeds our estimate of forecasted undiscounted cash flows, an impairment is calculated as the amount the net book value exceeds the estimated discounted future cash flows associated with the asset. We determined that there were no asset impairments in 2016, 2015 or 2014.
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax.  Taxes on our net income are generally borne by our partners through the allocation of taxable income.  Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco.
Cost Method Investments
We account for investments in entities where we do not have control or significant influence under the cost method. We monitor the operating environment of these investments for change in circumstances or the occurrence of events that suggest the total carrying value of these investments may not be recoverable. The carrying value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Cost method investments are reported as Cost investments in our consolidated balance sheets. Our cost investments include the following:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016		2015
	Ownership	Amount	Ownership	Amount
Colonial	6.0%	$11.4	3.0%	$6.2
Explorer	2.62%	26.3	—%	—
Cleopatra	1.0%	2.1	—%	—
		$39.8		$6.2

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
Our asset retirement obligations were $1.4 million and $1.3 million, respectively as of December 2016 and 2015. During 2016, 2015 and 2014 accretion expense was $0.1 million, less than $0.1 million and $0.1 million, respectively.

We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record. The demand for our pipelines depends on the ongoing demand to move crude oil and refined products through the system. Although individual assets will be replaced as needed, our pipelines will continue to exist for an indefinite useful life. As such, there is uncertainty around the timing of any asset retirement activities. As a result, with the exception of the platform related asset retirement obligations stated above, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for our remaining assets as of December 31, 2016 and 2015.
Pensions and Other Postretirement Benefits
We do not have our own employees. Employees that work on our pipelines or terminal are employees of SPLC and we share employees with other SPLC-controlled and non-controlled entities. For presentation of these accompanying consolidated financial statements, our portion of payroll costs and employee benefit plan costs have been allocated as a charge to us by SPLC and Shell Oil Company. Shell Oil Company sponsors various employee pension and postretirement health and life insurance plans. For purposes of these accompanying consolidated financial statements, we are considered to be participating in the benefit plans of Shell Oil Company. We participate in the following defined benefits plans: Shell Oil Pension Plan, Shell Oil Retiree Health Care Plan, and Pennzoil-Quaker State Retiree Medical & Life Insurance. As a participant in these benefit plans, we recognize as expense in each period an allocation from Shell Oil Company, and we do not recognize any employee benefit plan assets or liabilities. See Note 4 — Related Party Transactions for total pension and benefit expenses under these plans.
Legal

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For 2016 and 2015 we did not incur any environmental cleanup costs, and in 2014, we incurred $3.0 million of environmental cleanup costs. Due to the formation of Zydeco via the contribution of fixed assets and certain agreements from SPLC, Zydeco was indemnified by SPLC against environmental cleanup costs for incidents that occurred prior to Zydeco’s formation on July 1, 2014. In addition, as a result of the contribution of Pecten from SPLC, SHLX was indemnified by SPLC against cleanup costs for incidents that occurred at Auger or Lockport prior to the contribution of Pecten on October 1, 2015. There were no environmental incidents related to Auger or Lockport during the periods presented. As of December 31, 2016 and 2015, we had no accruals for environmental clean-up costs. Refer to Note 4 — Related Party Transactions under the Omnibus Agreement for additional details.
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

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to its measurement, or corroborating market data becomes available. Asset and liability fair values initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable.
The carrying amounts of our accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short term nature.  The carrying amount of our revolving credit agreements approximate their fair values due to utilization of a three-month LIBOR rate that resets quarterly when calculating interest.
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
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (ASU 2017-01) to topic 805, Business Combinations, to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption of this guidance is permitted. The revised definitions provided in this update will be applied to future transactions upon adoption.

In October 2016, the FASB issued accounting standards update (ASU 2016-17) to topic 810, Consolidation, making changes on how a reporting entity should treat indirect interests in an entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a VIE. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Adoption of this update is not expected to have a material impact on our financial statements.

In August 2016, the FASB issued accounting standards update (ASU 2016-15) to topic 230, Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to our financial statements. The applicable update relates to distributions received from equity method investees and prescribes two options for presenting these cash flows: cumulative earnings approach or nature of the distribution approach. We currently apply cumulative earnings approach, where the distributions received are considered returns on investment and classified as cash inflows from operating activities.  Adoption of this update will not have a material impact on our financial statements.

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

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The update allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We have not yet selected a transition method nor have we determined the effect of the update on our consolidated results of operations, financial position or cash flows.

3. Acquisitions

On December 27, 2016, we acquired the following: (a) a 10.0% interest in Endymion from Mardi Gras Endymion Oil Pipeline Company, LLC, (b) a 10.0% interest in Proteus from Mardi Gras Transportation System Inc. ("Mardi Gras") and (c) a 1.0% interest in Cleopatra from Mardi Gras. Each acquisition closed pursuant to their respective purchase agreements for an aggregate purchase price of $42.0 million (the “December 2016 Acquisition”). We have determined we have significant influence over the financial and operating policies of Proteus and Endymion and we therefore account for these investments under the equity method. We do not have control or significant influence over Cleopatra and therefore account for this investment under the cost method. We funded the December 2016 Acquisition with borrowings under the Five Year Revolver (as defined in Note 8—Related Party Debt). The terms of the December 2016 Acquisition were approved by the board of directors of our general partner (the “Board”).

In connection with the December 2016 Acquisition we acquired the following:

Cost investments (1)	$2.1
Equity method investments (2)	39.9
December 2016 Acquisition	$42.0

(1)	$2.1 million purchase price of 1.0% in Cleopatra.

(2)	$20.8 million purchase price of 10.0% in Endymion and $19.1 million purchase price of 10.0% interest in Proteus.

On October 3, 2016, we acquired a 49.0% interest in Odyssey from Shell Oil Products US (“SOPUS”) and an additional 20.0% interest in Mars from SPLC for $350.0 million (the “October 2016 Acquisition”). The October 2016 Acquisition closed pursuant to a purchase and sale agreement dated September 27, 2016 (“Odyssey and Mars Purchase and Sale Agreement”)

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

among us, the Operating Company, SPLC and SOPUS, and is accounted for as a transaction between entities under common control. We funded the October 2016 Acquisition with $50.0 million of cash on hand and $300.0 million in borrowings under the Five Year Revolver (as defined in Note 8—Related Party Debt). The terms of the October 2016 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Odyssey and Mars Purchase and Sale Agreement, SPLC has agreed to pay us up to $10.0 million if Mars inventory management fees do not meet certain levels in aggregate for the calendar years ending 2017 through 2021. At this time there is no estimate of the amount, if any, to be received.

In connection with the October 2016 Acquisition, we acquired net assets under common control and recorded at their historical carrying value as follows:

Equity method investments (1) (2)	$54.3
October 2016 Acquisition	$54.3

(1)	$51.3 million historical carrying value of 20.0% additional interest in Mars contributed by SPLC.

(2)	$3.0 million historical carrying value of 49.0% interest in Odyssey contributed by SOPUS.

On August 9, 2016, we acquired a 2.62% equity interest in Explorer from SPLC (the “August 2016 Acquisition”) for $26.2 million. The August 2016 Acquisition was made in connection with SPLC’s right, as a current shareholder of Explorer, to acquire a portion of the equity interest being divested by another shareholder of Explorer. SPLC separately owns a 35.97% equity interest in Explorer. The August 2016 Acquisition closed on August 9, 2016 pursuant to a Share Purchase and Sale Agreement among us, the Operating Company and SPLC, and is accounted for as a transaction between entities under common control. We funded the August 2016 Acquisition with $26.3 million of cash on hand. Total transaction costs of $0.1 million were incurred. The terms of the August 2016 Acquisition were approved by the Board.

On May 23, 2016, we acquired an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial for $700.0 million in consideration (the “May 2016 Acquisition”). The May 2016 Acquisition closed pursuant to a Contribution Agreement (the “May 2016 Contribution Agreement”) dated May 17, 2016 among us, the Operating Company and SPLC, and is accounted for as a transaction between entities under common control. We funded the May 2016 Acquisition with $345.8 million from the net proceeds of a registered public offering of 10,500,000 common units representing limited partner interests in us (the “May 2016 Offering”), $50.4 million of cash on hand and $296.7 million in borrowings under the Five Year Revolver (as defined in Note 8—Related Party Debt). The remaining $7.1 million in consideration consisted of an issuance of 214,285 general partner units to our general partner in order to maintain its 2% general partner interest in us. Total transaction costs of $0.4 million were incurred in association with the May 2016 Acquisition. The terms of the May 2016 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. In accordance with the May 2016 Contribution Agreement, SPLC has agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2016 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the general partner at the time of counter party payment. The May 2016 Contribution Agreement contained customary representations and warranties and indemnification by SPLC.

In connection with the May 2016 Acquisition, we acquired historical carrying value of net assets under common control as follows:

Cost investments (1)	$5.2
Partners' capital (2)	87.0
May 2016 Acquisition	$92.2

(1)	Historical carrying value of 3.0% additional interest in Colonial contributed by SPLC.

(2)	Historical carrying value of 30.0% additional interest in Zydeco from SPLC’s noncontrolling interest.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized $607.8 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. This capital distribution is comprised of $600.7 million in cash and $7.1 million in general partner units issued.

On November 17, 2015, we acquired from SPLC a 100% interest in Pecten, which holds the Shell Auger and Lockport Operations, for $390.0 million (the “November 2015 Acquisition”). The November 2015 Acquisition closed pursuant to the contribution agreement (the “Pecten Contribution Agreement”) among use, the Operating Company and SPLC, and is accounted for as a transaction between entities under common control. We funded the November 2015 Acquisition with $297.4 million from the net proceeds of the Offering, $49.4 million of cash on hand and $37.4 million in borrowings under our 364-Day Revolver (as defined below in Note 8—Related Party Debt). The remaining $6.1 million in consideration consisted of the issuance of 187,755 general partner units representing general partner interests to our general partner. Total transaction costs of $0.3 million were incurred in association with the November 2015 Acquisition. The terms of the November 2015 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The Pecten Contribution Agreement contains customary representations, warranties and indemnification by SPLC, the Partnership and Operating Company.
In connection with the November 2015 Acquisition we acquired historical carrying value of net assets under common control which is included in our consolidated balance sheet, as follows:

Property, plant and equipment, net (1)	$95.2
Asset retirement obligation (2)	(1.3)
November 2015 Acquisition	$93.9

(1)	Historical carrying value of property, plant and equipment, net contributed by SPLC.

(2)	Historical carrying value of asset retirement obligation assumed by us.
We recognized $290.0 million of consideration as a capital distribution to our general partner in accordance with our policy for common control transactions.

On July 1, 2015, SOPUS conveyed to us its 36.0% interest in Poseidon (the “July 2015 Acquisition”) for $350.0 million in cash. The July 2015 Acquisition closed pursuant to the contribution agreement dated July 1, 2015 (the “Poseidon Contribution Agreement”) among us, the Operating Company and SOPUS and is accounted for as a transaction between entities under common control. We have recorded this asset acquisition on a prospective basis. Poseidon is a Delaware limited liability company formed in February 1996 to design, construct, own and operate a non-FERC regulated crude oil pipeline system located offshore Louisiana in the central region of the Gulf of Mexico. The July 2015 Acquisition was funded with borrowings of $100.0 million under our 364-Day Revolver and $250.0 million under our 5-Year Revolver. For additional information regarding these credit facilities, see Note 8—Related Party Debt. We account for our interest in Poseidon using the equity method of accounting.
In connection with the July 2015 Acquisition we acquired historical carrying value of net assets under common control of $30.5 million which is included in Equity method investments in our consolidated balance sheet. We recognized $319.5 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions.
On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash (the “May 2015 Acquisition”). The May 2015 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 12, 2015 (“Purchase and Sale Agreement”) among us, the Operating Company and SPLC, and was accounted for as a transaction between entities under common control. We funded the May 2015 Acquisition with $297.4 million from the Private Placement (as defined in Note 10—Equity), $80.0 million of cash on hand and $70.8 million in borrowings under our Five-Year Revolver with STCW (as defined below in Note 8—Related Party Debt). Total transaction costs of $0.5 million were incurred in association with the May 2015 Acquisition. The terms of the May 2015 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Purchase and Sale Agreement, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the general partner at the time of payment.
In connection with the May 2015 Acquisition we acquired historical carrying value of net assets under common control as follows:

Cost investments (1)	$2.5
Partners' capital (2)	52.9
May 2015 Acquisition	$55.4

(1)	Historical carrying value of 1.388% additional interest in Colonial contributed by SPLC.

(2)	Historical carrying value of 19.5% additional interest in Zydeco from SPLC’s noncontrolling interest.
We recognized $392.6 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions.

4. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.
Acquisition Agreements
See the description of the Purchase and Sale Agreement relating to the May 2015 Acquisition, the Poseidon Contribution Agreement relating to the July 2015 Acquisition, the Pecten Contribution Agreement relating to the November 2015 Acquisition, the May 2016 Contribution Agreement relating to the May 2016 Acquisition, the Share Purchase and Sale Agreement relating to the August 2016 Acquisition and the October 2016 Purchase and Sale Agreement relating to the October 2016 Acquisition as further described in Note 3–Acquisitions.
Omnibus Agreement
On November 3, 2014, in connection with the IPO and the acquisition of Zydeco, we entered into an Omnibus Agreement with SPLC and our general partner concerning our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. This agreement addresses the following matters:

•	our payment of an annual general and administrative fee of $8.5 million for the provision of certain services by SPLC;

•	our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf;

•
our obligation to reimburse SPLC for all expenses incurred by SPLC as a result of us becoming and continuing as a publicly traded entity; we will reimburse our general partner for these expenses to the extent the fees relating to such services are not included in the general and administrative fee; and

•	the granting of a license from Shell to us with respect to use certain Shell trademarks and trade names.
Under the Omnibus Agreement, certain costs are indemnified by SPLC. The legal and environmental indemnifications are subject to individual $0.5 million deductibles, while we have an aggregate limit of $15.0 million, of which $10.7 million is remaining. As of December 31, 2016, only the environmental indemnification remains and it will expire in November 2017. During 2016, we did not make any claims for indemnification under the Omnibus Agreement.
Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the IPO and that are identified before the third anniversary of the closing of the IPO. SPLC will indemnify us for tax liabilities which are identified prior to the date that is 60 days after the expiration of the statute of limitations applicable to such liabilities.  We have agreed to indemnify SPLC for events and conditions associated with the ownership or operation of our assets (other than any environmental liabilities for which SPLC is specifically required to indemnify us as described above). There is no limit on the amount for which we will indemnify SPLC under the Omnibus Agreement.
During 2015, we received reimbursements from SPLC related to the indemnification for the Partnership’s share of these expenses which are included in other contributions from Parent. Mars has incurred maintenance expense for an underground cavern integrity project including inspections, plug and abandonment, installations and integrity tests to return the Mars Cavern

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 to service. Zydeco has incurred general and administrative expenses including expert fees related to a legal matter regarding FERC tariff rates and has also recognized an estimated settlement provision. Refer to Note 13 – Commitments and Contingencies – Legal Proceedings for additional information.
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
Other Agreements

In connection with the IPO and our acquisitions from Shell, we have entered into several customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements.
Shell Auger and Lockport Operations
In connection with the November 2015 Acquisition, we entered into the following agreements with SPLC.
Maintenance expense and capital expenditures for certain projects associated with the Lockport Terminal have been incurred. These projects improve the existing drainage system to eliminate the crossing of storm water between the Lockport Terminal and adjacent properties. In addition, these projects include inspections and tank repairs of a storage tank. Under the Pecten Contribution Agreement, SPLC has agreed to reimburse us for the maintenance expense and capital expenditures related to these projects. During 2016, we recognized $1.6 million for these reimbursements as other contributions from Parent.
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

Noncontrolling Interest
Noncontrolling interest consists of SPLC’s 7.5% retained ownership interest in Zydeco as of December 31, 2016 and 37.5% retained ownership interest in Zydeco as of December 31, 2015. Noncontrolling interest was 57.0% at the time of IPO, decreased to 37.5% with the May 2015 acquisition, and further decreased to 7.5% with the May 2016 acquisition.
Other Related Party Balances
Other related party balances consist of the following:

	December 31,
	2016	2015
Accounts receivable	$10.1	$9.8
Prepaid expenses	2.7	2.8
Accounts payable (1)	5.2	9.3
Deferred revenue	7.9	3.6
Accrued liabilities (2)	5.1	3.6
Debt payable (3)	686.0	457.6
Lease liability	24.9	22.8

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Accounts payable – related parties reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.

(2)
As of December 31, 2016 Accrued liabilities -- related parties reflects $2.6 million accrued interest, $1.6 million fuel accrual and $0.9 million other accrued liabilities. As of December 31, 2015 Accrued liabilities -- related parties reflects $1.3 million accrued interest, $1.2 million fuel accrual, $0.6 million FERC accrual and $0.5 million other accrued liabilities.

(3)	Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance cost of $0.9 million and $0.6 million as of December 31, 2016 and 2015, respectively.
Related Party Revolving Credit Facilities
We have entered into two revolving credit facilities with Shell Treasury Centre (West) Inc. (“STCW”), an affiliate of Shell, the Five-Year Revolver and the 364-Day Revolver. Zydeco has also entered into the Zydeco Revolver with STCW. For additional information regarding these credit facilities, see Note 8 – Related Party Debt.
Related Party Revenues and Expenses
We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as those provided to third parties. Our transportation revenue and storage services revenue from related parties for 2016, 2015 and 2014 is disclosed in Note 2- Summary of Significant Accounting Policies - Revenue Recognition.
In 2016 and 2015, we converted excess allowance oil to cash through sales to affiliates of Shell and included gains of $0.9 million and $0.1 million, respectively, from such sales in Operations and maintenance expense. In 2014 we converted excess allowance oil to cash through sales to affiliates of Shell and included loss of $0.4 million from such sales in Operations and maintenance expense.
During the years ended December 31, 2016 and 2015, and the three months ended December 31, 2014, Zydeco, Bengal, Odyssey, Mars, Poseidon, Colonial and Explorer paid cash distributions to us of $253.6 million, $174.5 million, and $33.3 million, respectively, of which $119.6 million, $88.9 million, and $19.0 million respectively, related to Zydeco. For the three months ended December 31, 2014, the pro rata share of distributions received prior to the effective date of our IPO was paid back to SPLC. The total amount paid back to SPLC during 2015 was $11.9 million, of which $6.8 million relates to Zydeco.
For a discussion of services performed by SPLC and Shell on our behalf, see Note 1 – Description of the Business and Basis of Presentation – Basis of Presentation. During 2016, 2015 and 2014, we were allocated $6.1 million, $5.8 million and $9.9 million, respectively, of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the accompanying consolidated statements of income.
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
The majority of our insurance coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense in 2016, 2015 and 2014 was $4.0 million, $3.6 million and $5.2 million, respectively.
The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying consolidated statements of income for the indicated periods:

	2016	2015	2014
Operations and maintenance - related parties	$20.7	$18.5	$21.7
General and administrative - related parties (1)	23.1	24.6	17.0

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) For 2016, 2015 and 2014, we incurred $7.7 million, $7.4 million and $3.5 million, respectively, under the Management Agreement and $8.5 million, $8.5 million and $1.4 million, respectively, under the Omnibus Agreement for general and administrative services.
Pension and retirement savings plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for 2016, 2015 and 2014 was $2.9 million, $3.0 million and $3.2 million, respectively. Our share of defined contribution benefit plan costs for 2016, 2015 and 2014 was $1.1 million, $1.3 million and $1.3 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations.
Share-based compensation
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan (“PSP”), Shell’s incentive compensation program. These share-based compensation costs have been allocated to us as part of the cost allocations from Shell related to Ho-Ho (for the periods prior to June 30, 2014) and related to Pecten (for the periods prior to October 1, 2015). Beginning July 1, 2014, we did not receive any allocated share-based compensation for Ho-Ho, and beginning October 1, 2015, we did not receive any allocated share –based compensation for Pecten. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2016, 2015 and 2014 was less than $0.1 million, less than $0.1 million and approximately $0.2 million, respectively.
Equity and Cost Method Investments
We have equity and cost method investments in entities, including Odyssey, Mars, Colonial and Explorer in which SPLC also owns interests. In some cases we may be required to make capital contributions or other payments to these entities.  See Note 5 – Equity Method Investments for additional details.
Reimbursements from Our General Partner
The following table reflects other contributions from our Parent in 2016 and 2015:

	2016	2015
Contribution of JV Partner payment (1)	$—	$4.5
Reimbursement of Zydeco directional drill (2)	1.4	2.3
Mars cavern integrity project indemnification (3)	—	2.9
Reimbursement for Zydeco FERC rate case (4)	—	1.4
Reimbursement by SPLC (5)	—	1.8
Reimbursement of Lockport Stormwater project (6)	1.6	—
Total contributions (7)	$3.0	$12.9

(1) The JV partner agreed to pay us $4.5 million in 2015 in order to secure a waiver of rights of refusal from SOPUS and us permitting the JV partner to acquire another owner’s interest in Poseidon.
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
(6) Contractual reimbursement by SPLC pursuant to the Purchase and Sale Agreement for our proportionate share of costs and expenses incurred by Lockport regarding the storm water improvement project.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Total contributions for 2016 include $2.8 million of cash received and $0.2 million contribution receivable from our Parent. Total contributions for 2015 include $11.1 million of cash received and $1.8 million contribution receivable from our Parent.

5. Equity Method Investments
Equity method investments comprise the following as of the dates indicated:

	December 31,
	2016 (1)		2015 (2)
	Ownership	Amount	Ownership	Amount
Bengal	50.0%	$76.1	49.0%	$75.6
Odyssey (3)	49.0%	3.0	—%	—
Mars	48.6%	130.2	28.6%	84.0
Poseidon (4)	36.0%	13.2	36.0%	25.4
Proteus (5)	10.0%	19.1	—%	—
Endymion (5)	10.0%	20.8	—%	—
		$262.4		$185.0

(1) As of December 31, 2016, the unamortized positive basis differences included in our equity investments in Mars, Poseidon, Proteus and Endymion were $17.3 million, $9.4 million, $4.5 million and $6.4 million, respectively. As of December 31, 2016, the unamortized negative basis difference included in our equity investment in Bengal and Odyssey was $5.9 million and $0.8 million, respectively. These basis differences between our cost of the initial investments and our equity interests in the separate net assets within the financial statements of the investees at the date of the investments are amortized into net income over the remaining useful lives of the underlying assets.
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

(3)	We acquired an equity interest in Odyssey in October 2016. For additional information regarding this transaction, see Note 3 - Acquisitions.

(4)	We acquired an equity interest in Poseidon in July 2015. For additional information regarding this transaction, see Note 3 - Acquisitions.

(5)	We acquired an equity interest in Proteus and Endymion in December 2016. For additional information regarding this transaction, see Note 3 - Acquisitions.

Our equity investments in affiliates balance was affected by the following during the periods indicated:

	2016
	Mars	Bengal	Poseidon	Odyssey (2)	Total
Distributions received (4)	$52.2	$19.6	$41.9	$4.2	$117.9
Income from equity investments (1)(4)	47.0	20.2	29.7	4.2	101.1

	2015
	Mars	Bengal	Poseidon (3)	Total
Distributions received	$34.9	$20.2	$21.2	$76.3
Income from equity investments (1)	33.2	20.8	16.1	70.1

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014
	Mars	Bengal	Total
Distributions received	$5.5	$2.8	$8.3
Income from equity investments (1)	3.4	3.3	6.7

(1) Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees, are amortized into net income over the remaining useful lives of the underlying assets. Amortization expense (income) for Mars, Bengal, and Poseidon was $1.1 million, $(0.2) million, and $0.9 million, respectively, for the year ended December 31, 2016, which is included in the consolidated statements of income. Amortization expense for Odyssey, Proteus and Endymion is less than $0.1 million for the year ended December 31, 2016. Amortization expense (income) for Mars, Bengal and Poseidon was $1.0 million, $(0.3) million and $0.4 million, respectively, for the year ended December 31, 2015, which is included in the consolidated statements of income. Amortization expense (income) for Mars and Bengal was $0.1 million and zero, respectively, for the year ended December 31, 2014, which is included in the consolidated statements of income.
(2) The Odyssey ownership interest was effective with the October 2016 Acquisition.
(3) The Poseidon ownership interest was effective with the July 2015 Acquisition.
(4) The acquisition of our ownership interest in Proteus and Endymion was effective with the December 2016 Acquisition, for which we were not entitled to a distribution and the related equity investment income was less than $0.1 million.

Summarized Financial Information
The following presents aggregated selected balance sheet and income statement data for our equity method investments (on a 100% basis):

	For the Year Ended December 31, 2016			For the Period October 1, 2016 - December 31, 2016	For the Period December 28, 2016 - December 31, 2016
	Mars	Bengal	Poseidon	Odyssey	Proteus	Endymion
Statements of Income
Total revenues (1)(2)	$229.8	$69.5	$120.3	$9.3	$0.3	$0.3
Total operating expenses (1)(2)	83.0	28.7	30.7	0.8	0.1	0.2
Operating income (1)(2)	146.8	40.8	89.6	8.5	0.2	0.1
Net income (1)(2)	146.8	40.2	84.9	8.5	—	0.1

	As of December 31, 2016
Balance Sheets
Current assets	$40.0	$34.0	$17.1	$3.6	$24.0	$10.0
Non-current assets	197.5	147.5	233.6	6.9	194.7	154.1
Total assets	$237.5	$181.5	$250.7	$10.5	$218.7	$164.1
Current liabilities	5.1	16.8	20.7	0.2	2.2	2.9
Non-current liabilities	—	0.7	219.7	5.0	70.3	17.2
Equity	232.4	164.0	10.3	5.3	146.2	144.0
Total liabilities and equity	$237.5	$181.5	$250.7	$10.5	$218.7	$164.1

(1)
Interest in Odyssey was acquired by us on October 3, 2016. For 2016, Odyssey total revenue, total operating expenses and operating income (on a 100% basis) was $37.0 million, $3.2 million, and $33.8 million, respectively.

(2)
Interests in Proteus and Endymion were acquired by us on December 27, 2016. For 2016, Proteus total revenue, total operating expenses and operating income (on a 100% basis) was $24.7 million, $11.7 million, and $13.0 million, respectively. For 2016, Endymion total revenue, total operating expenses and operating income (on a 100% basis) was $28.1 million, $12.3 million, and $15.8 million, respectively.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2015		For the Period July 1, 2015 - December 31, 2015
	Mars	Bengal	Poseidon
Statements of Income
Total revenues (1)	$205.9	$70.3	$—
Total operating expenses (1)	85.7	28.1	—
Operating income (1)	120.3	42.2	—
Net income	120.3	42.1	45.9

	As of December 31, 2015
Balance Sheets
Current assets	$40.9	$29.0	$18.5
Non-current assets	208.2	146.3	249.2
Total assets	$249.1	$175.3	$267.7
Current liabilities	6.4	11.2	22.5
Non-current liabilities	—	0.9	203.5
Equity	242.7	163.2	41.7
Total liabilities and equity	$249.1	$175.3	$267.7

(1)
Interest in Poseidon was acquired by us on July 1, 2015. For 2015, Poseidon total revenue, total operating expenses and operating income (on a 100% basis) was $123.7 million, $28.6 million, and $95.1 million, respectively.

	For the Period November 3, 2014 - December 31, 2014
	Mars	Bengal
Statements of Income
Total revenues (1)	$—	$—
Total operating expenses (1)	—	—
Operating income (1)	—	—
Net income	11.9	6.6

	As of December 31, 2014
Balance Sheets
Current assets	$38.3	$35.9
Non-current assets	212.1	146.7
Total assets	$250.4	$182.6
Current liabilities	6.1	19.0
Non-current liabilities	—	1.2
Equity	244.3	162.4
Total liabilities and equity	$250.4	$182.6

(1)
Interest in Mars and Bengal were acquired by us on November 3, 2014. For 2014, Mars total revenue, total operating expenses and operating income (on a 100% basis) was $160.5 million, $73.0 million, and $87.4 million, respectively, and Bengal total revenue, total operating expenses and operating income (on a 100% basis) was $65.9 million, $27.2 million, and $38.7 million, respectively.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment
Property, plant and equipment consist of the following as of the dates indicated:

		December 31,
	Depreciable Life	2016	2015
Land	—	$1.4	$1.4
Building and improvements	10 - 40 years	20.2	19.5
Pipeline and equipment (1)	10 - 30 years	589.7	572.4
Other	5 - 25 years	6.0	5.6
		617.3	598.9
Accumulated depreciation and amortization (2)		(239.5)	(216.2)
		377.8	382.7
Construction in progress		20.2	10.2
Property, plant and equipment, net		$398.0	$392.9

(1) As of December 31, 2016 and 2015, includes cost of $22.8 million related to assets under capital lease.
(2) As of December 31, 2016, includes accumulated depreciation of $1.6 million related to assets under capital lease.

Depreciation and amortization expense on property, plant and equipment of $23.7 million, $21.6 million and $18.4 million is included in cost and expenses in the accompanying consolidated statements of income for 2016, 2015 and 2014, respectively. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under capital lease.

In August 2015, SPLC contributed an oil gathering line to the Shell Auger and Lockport Operations. This transaction resulted in an increase to Pipeline and equipment of $51.9 million, an increase to Accumulated depreciation of $51.5 million and an increase to Net Parent Investment of $0.4 million.

7. Accrued Liabilities – Third Parties
Accrued liabilities – third parties consist of the following as of the dates indicated:

	December 31,
	2016	2015
Transportation, project engineering	$3.5	$3.0
Property taxes	0.6	0.3
FERC accrual	—	1.7
Professional fees	0.3	1.2
Other accrued liabilities	1.2	0.6
Accrued liabilities - third parties	$5.6	$6.8

For a discussion of accrued liabilities – related parties, see Note 4 – Related Party Transactions.

8. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Five-Year Revolver, variable rate, due October 31, 2019 (1)	$686.9	$320.8
364-Day Revolver, variable rate, due March 1, 2017 (2)	—	137.4
Zydeco Revolver, variable rate, due August 6, 2019 (3)	—	—
Unamortized debt issuance costs	(0.9)	(0.6)
Debt payable - related party	$686.0	$457.6

(1) As of December 31, 2016, availability under the $760.0 million Five-Year Revolver was $73.1 million. We pay interest of 0.19% on the unused capacity of the Five-Year Revolver.
(2) As of December 31, 2016, availability under the $180.0 million 364-Day Revolver was $180.0 million. We pay interest of 0.12% on the unused capacity of the 364-Day Revolver.
(3) As of December 31, 2016, availability under the $30.0 million Zydeco Revolver was $30.0 million. We pay interest of 0.23% on the unused capacity of the Zydeco Revolver.
We paid interest of $7.0 million, $2.7 million, and approximately $0.1 million in 2016, 2015 and 2014 respectively.
Revolving Credit Facility Agreements
Five-Year Revolver
On November 3, 2014, we entered into the Five-Year Revolver, with an initial borrowing capacity of $300.0 million. Loans advanced under the initial agreement had up to a six-month term. On May 12, 2015, we and STCW amended and restated the Five-Year Revolver to increase the borrowing capacity amount to $400.0 million. In connection with the amendment and restatement of the Five-Year Revolver, we paid an issuance fee of $0.2 million. The Five-Year Revolver, as amended and restated, provides for covenants such as restricting additional indebtedness above other certain levels and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million).
Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. As of December 31, 2016, the weighted average interest rate for the Five-Year Revolver was 2.1%. The Five-Year Revolver also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Revolver agreement. The Five Year Revolver was to originally mature on October 31, 2019.
On February 22, 2016, we and STCW again amended and restated the Five Year Revolver to provide that loans advanced under the facility could have a term ending on or before its maturity date.  This amendment and restatement makes it possible for us, at our option, to borrow under the facility for periods in excess of the one-year maximum time period previously stipulated in the agreement. On September 27, 2016, we and STCW amended and restated the Five Year Revolver to further increase the amount of the facility to $760.0 million. In connection with this amendment and restatement of the Five Year Revolver, we incurred an issuance fee of $0.6 million, which was paid on October 3, 2016. All other terms and conditions of the agreement are materially unchanged.
364-Day Revolver
On June 29, 2015, in connection with the July 2015 Acquisition, we entered into a second revolving credit facility (the “364-Day Revolver”) with STCW as lender with an initial borrowing capacity of $100.0 million.
All other terms and conditions are materially the same as those of the Five-Year Revolver. Borrowings under the 364-Day Revolver bear interest at the three-month LIBOR rate plus a margin. As of December 31, 2016 the weighted average interest rate for the 364-Day Revolver was 2.2%. The 364-Day Revolver also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the 364-Day Revolver agreement. We paid a credit facility issuance fee of $0.1 million.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 11, 2015, we and STCW amended and restated the 364-Day Revolver to increase the borrowing capacity amount $180.0 million. We also agreed to an additional issuance fee of $0.1 million paid within five business days. The 364-Day Revolver was amended to mature on November 10, 2016.
On February 22, 2016, we and STCW again amended and restated the 364-Day Revolver to extend its maturity to March 1, 2017.   All other terms and conditions of the agreement were unchanged.
For 2016 and 2015, interest and fee expenses associated with our borrowings were approximately $8.6 million and $4.0 million, respectively.
Borrowings and repayments under our credit facilities for 2016 and 2015 are disclosed in our consolidated statements of cash flows. For additional information regarding our use of borrowings see Note 3 – Acquisitions. For additional information regarding the source of our repayments see Note 10 – Equity. There were no borrowings or repayments during 2014.
Zydeco Revolving Credit Facility Agreement
On August 6, 2014, Zydeco entered into the Zydeco Revolver, a senior unsecured revolving credit facility agreement with STCW.  The facility has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. As of December 31, 2016 the interest rate for the Zydeco Revolver was 2.4%. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million). The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees and matures in August 2019.
During 2014, Zydeco had borrowings of $6.0 million from its revolving credit facility agreement in order to meet working capital requirements, which were repaid within two months of the withdrawal. Interest and fees incurred was approximately $0.1 million.  There were no outstanding borrowings on the Zydeco Revolver as of December 31, 2016 and 2015.
As of December 31, 2016, we were in compliance with the covenants contained in the Five-Year Revolver and the 364-Day Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.
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

9. Leases
On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we pay a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced on December 1, 2015. Upon the in-service date of September 1, 2016, our monthly lease payment was increased to $0.4 million. In the eighteenth month after the in-service date, actual fixed and variable costs will be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease will be adjusted accordingly and this adjustment will be effective for the remainder of the lease. The imputed interest rate on the capital portion of the lease is 15.0%.
We are also obligated under various long-term and short-term noncancelable operating leases, primarily related to tank farm land leases. Several of the leases provide for renewal terms. Rental expense included in Operations and maintenance on the consolidated statements of income was $0.5 million for 2016, and $0.6 million for both 2015 and 2014.
The future minimum lease payments as of December 31, 2016, for the above lease obligations were:

	Total	2017	2018	2019	2020	2021	Remainder
Operating lease for land	$0.7	$0.5	$0.2	$—	$—	$—	$—
Capital lease for Port Neches storage tanks (1)	63.0	4.3	4.3	4.3	4.3	4.3	41.5
	$63.7	$4.8	$4.5	$4.3	$4.3	$4.3	$41.5

(1) Future minimum lease payments include $40.2 million in interest, $22.8 million in principal and excludes $11.0 million in executory costs.
As of December 31, 2016 and 2015, we had short-term payment obligations relating to capital expenditures totaling $3.4 million and $1.9 million, respectively. These represent unconditional payment obligations to vendors for products to be delivered in connection with capital projects.

10. Equity

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. During the quarter ended March 31, 2016 we completed the sale of 750,000 common units under this program for $25.4 million net proceeds ($25.5 million gross proceeds, or an average price of $34.00 per common unit, less $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to our general partner for $0.5 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes.

Public Offerings

On November 2, 2015, we filed a universal shelf registration statement on Form S-3 with the SEC relating to an indeterminate number of common units and partnership securities representing limited partner interests.
On November 17, 2015, we completed the sale of 9,200,000 common units representing limited partner interests to unaffiliated third parties in the Offering for approximately $296.8 million net proceeds ($299.4 million gross proceeds, less $2.6 million of underwriters’ discount and other offering costs). In connection with the issuance of the common units, we issued 187,755 general partner units to our general partner to maintain its 2% general partner interest in us.

On March 29, 2016, we completed the sale of 12,650,000 common units in a registered public offering (the “March 2016 Offering”) for $395.1 million net proceeds ($401.6 million gross proceeds, or $31.75 per common unit, less $6.3 million of underwriter's fees and $0.2 million of transaction fees). In connection with the issuance of the common units, we issued 258,163 general partner units to our general partner for $8.2 million in order to maintain its 2% general partner interest in us. We used the net proceeds from the March 2016 Offering and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes.

On May 23, 2016, in conjunction with the May 2016 Acquisition, we completed the sale of 10,500,000 common units in a registered public offering for $345.8 million net proceeds ($349.1 million gross proceeds, or $33.25 per common unit, less $2.9 million of underwriter's fees and $0.4 million of transaction fees). In connection with the issuance of common units, we issued 214,285 general partner units to our general partner as non-cash consideration of $7.1 million in order to maintain its 2% general partner interest in us. We used the net proceeds from the May 2016 Offering and from our general partner's proportionate capital contribution to partially fund the May 2016 Acquisition.

As part of the registered public offering on May 23, 2016, the underwriters received an option to purchase an additional 1,575,000 common units, which they exercised in full on June 9, 2016 for $51.8 million net proceeds ($52.4 million gross proceeds, or $33.25 per common unit, less $0.5 million in underwriter's fees and $0.1 million of transaction fees). In connection with the issuance of common units, we issued 32,143 general partner units to our general partner for $1.1 million in order to maintain its 2% general partner interest in us.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placement
On the May 18, 2015, we completed the sale of 7,692,308 common units in the private placement (“Private Placement”) for $297.4 million net proceeds ($300.0 million gross proceeds, or $39.00 per Common Unit, less $2.6 million of placement agent fees). In connection with the issuance of the common units, we issued 156,986 general partner units to the general partner for $6.1 million in order to maintain its 2% general partner interest in us.
Units Outstanding
As of December 31, 2016, we had 109,842,376 common units outstanding, of which 88,367,308 were publicly owned. SPLC owned 21,475,068 common units and 67,475,068 subordinated units, representing an aggregate 49.2% limited partner interest in us, all of the incentive distribution rights, and 3,618,723 general partner units, representing a 2% general partner interest in us.
The changes in the number of units outstanding from December 31, 2015 through December 31, 2016 are as follows:

(in units)	Public Common	SPLC Common	SPLC Subordinated	General Partner	Total
Units issued in connection with IPO - November 2014	46,000,000	21,475,068	67,475,068	2,754,084	137,704,220
Balance as of December 31, 2014	46,000,000	21,475,068	67,475,068	2,754,084	137,704,220
Units issued in connection with Private Placement	7,692,308	—	—	156,986	7,849,294
Units issued in connection with public offering	9,200,000	—	—	187,755	9,387,755
Balance as of December 31, 2015	62,892,308	21,475,068	67,475,068	3,098,825	154,941,269
Units issued in connection with ATM program	750,000	—	—	15,307	765,307
Units issued in connection with public offerings	24,725,000	—	—	504,591	25,229,591
Balance as of December 31, 2016	88,367,308	21,475,068	67,475,068	3,618,723	180,936,167

Distributions to our Unitholders
The following table details the distributions declared and/or paid for the periods presented:

Date Paid or to be Paid	Three Months Ended	Public Common	SPLC Common	SPLC Subordinated	General Partner			Distributions per Limited Partner Unit
					IDR’s	2%	Total
		(in millions, except per unit amounts)
February 12, 2015	December 31, 2014 (1)	$4.8	$2.2	$7.1	$—	$0.3	$14.4	$0.10420
May 14, 2015	March 31, 2015	8.0	3.8	11.8	—	0.5	24.1	0.17500
August 13, 2015	June 30, 2015	10.2	4.1	12.8	0.1	0.5	27.7	0.19000
November 12, 2015	September 30, 2015	11.0	4.4	13.9	0.4	0.6	30.3	0.20500
February 11, 2016	December 31, 2015	13.9	4.7	14.8	1.2	0.7	35.3	0.22000
May 12, 2016	March 21, 2016	17.9	5.1	15.8	2.0	0.9	41.7	0.23500
August 12, 2016	June 30, 2016	22.0	5.4	16.9	3.7	1.0	49.0	0.25000
November 14, 2016	September 30, 2016	23.3	5.7	17.8	6.0	1.1	53.9	0.26375
February 14, 2017	December 31, 2016 (2)	24.5	5.9	18.7	8.3	1.2	58.6	0.27700

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2014 in accordance with the Partnership Agreement.

(2)	For more information see Note 14 - Subsequent Events.
Distributions to Noncontrolling Interest
Distributions to SPLC for its noncontrolling interest in Zydeco were $20.3 million, $67.1 million and $32.0 million in 2016, 2015, and 2014, respectively. Distribution to noncontrolling interest in 2014 consists of (i) $25.2 million for the distribution paid to SPLC for its 57.0% equity interest in Zydeco and (ii) $6.8 million for the distribution payable to SPLC for the period October 1, 2014 through November 2, 2014. See Note 4—Related Party Transactions for additional details.
Expiration of Subordination Period
On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Each of our 67,475,068 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

11. Net Income Per Limited Partner Unit
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
Our net income includes earnings related to businesses acquired through transactions between entities under common control for periods prior to their acquisition by us. Under the two class method these earnings must be allocated entirely to our General Partner. We have allocated these pre-acquisition earnings to our General Partner.
The following tables show the allocation of net income to arrive at net income per limited partner unit:

	2016	2015	2014
Net income	$265.4	$272.9	$148.9
Less:
Net income attributable to the Parent	—	39.3	124.1
Net income attributable to noncontrolling interests	20.5	66.5	11.4
Net income attributable to the Partnership	244.9	167.1	13.4
Less:
General partner's distribution declared	24.2	4.0	0.3
Limited partners' distribution declared on common units	109.8	60.1	7.0
Limited partner's distribution declared on subordinated units	69.2	53.3	7.1
Income in excess of distributions	$41.7	$49.7	$(1.0)

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016
	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$24.2	$109.8	$69.2	$203.2
Income in excess of distributions	0.8	24.6	16.3	41.7
Net income attributable to the Partnership	$25.0	$134.4	$85.5	$244.9
Weighted average units outstanding (in millions):
Basic and diluted	3.5	101.9	67.5	172.9
Net income per limited partner unit (in dollars):
Basic and diluted		$1.32	$1.27

	2015
	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$4.0	$60.1	$53.3	$117.4
Income in excess of distributions	1.0	25.4	23.3	49.7
Net income attributable to the Partnership	$5.0	$85.5	$76.6	$167.1
Weighted average units outstanding (in millions):
Basic and diluted	2.9	73.4	67.5	143.8
Net income per limited partner unit (in dollars):
Basic and diluted		$1.16	$1.14

	2014
	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$0.3	$7.0	$7.1	$14.4
Income in excess of distributions	—	(0.5)	(0.5)	(1.0)
Net income attributable to the Partnership	$0.3	$6.5	$6.6	$13.4
Weighted average units outstanding (in millions):
Basic and diluted	2.7	67.5	67.5	137.7
Net income per limited partner unit (in dollars):
Basic and diluted		$0.10	$0.10

12. Transactions with Major Customers and Concentration of Credit Risk
The following table shows revenues from third party customers that accounted for a 10% or greater share of consolidated revenues for the indicated years:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
Customer A	$17.9	$26.2	$22.2
Customer B	42.7	39.5	39.4
Customer C	72.9	85.7	44.6
Customer D	38.2	44.7	20.2

Our Parent and its affiliates accounted for 31.3%, 32.0% and 38.0% of our total revenues for 2016, 2015 and 2014, respectively. The following table shows accounts receivable from third party customers that accounted for a 10% or greater share of consolidated net accounts receivable for the indicated years:

	December 31,
	2016	2015
Customer B	$3.2	$3.4
Customer C	6.3	7.2
Customer D	3.5	3.9

We have a concentration of revenues and trade receivables due from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers, and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. These concentrations of customers may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory, regional and other factors. We are potentially exposed to concentration of credit risk primarily through our accounts receivable with our Parent. These receivables have payment terms of 30 days or less, and there has been no history of collectability issues. We monitor the creditworthiness of third-party major customers. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2016 and 2015, there were no such arrangements.
We have concentrated credit risk for cash by maintaining deposits in a major bank, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2016, we had approximately $121.4 million in cash and cash equivalents in excess of FDIC limits.

13. Commitments and Contingencies
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of December 31, 2016 and 2015, there were no accruals for environmental clean-up costs.
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
Effective July 31, 2014, a rate case was filed against Zydeco with FERC. The rate case was resolved by a settlement approved by FERC which established maximum uncommitted (or non-contract) rates for uncommitted shippers effective

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 1, 2015.  The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). We recognized $2.3 million of general and administrative expenses in 2015 related to the settlement of this rate case. We were indemnified by SPLC under the Omnibus Agreement for some of the costs incurred. As of December 31, 2016, we had no outstanding payables or receivables related to this case as all shippers' settlements were paid in January 2016 and all indemnifications from SPLC have been received.
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

14. Subsequent Event(s)
We have evaluated events that occurred after December 31, 2016 through the issuance of these consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.
Distribution
On February 14, 2017, we paid a cash distribution of $0.27700 per limited partner unit to unitholders of record on January 31, 2017, for the three months ended December 31, 2016. The total distribution paid was $58.6 million, with $24.5 million paid to our non-affiliated common unitholders and $24.6 million, $1.2 million and $8.3 million paid to SPLC for its common unit ownership, general partner interest and incentive distribution rights. See Note 10—Equity—Distributions to our Unitholders for more information.

Expiration of Subordination Period
On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Each of our 67,475,068 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Selected Quarterly Financial Data (Unaudited)

(in millions of dollars, except for per unit data)	Total Revenues	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners' Interest in Net Income Attributable to the Partnership	Net Income per Common Unit - Basic and Diluted
2016
First	$76.7	$68.0	$68.0	$55.3	$52.2	$0.36
Second	71.1	66.3	66.3	63.8	58.8	0.35
Third	67.9	58.8	58.8	56.3	49.1	0.28
Fourth	75.6	72.3	72.3	69.5	59.8	0.34

2015
First	$65.9	$49.3	$49.1	23.6	23.1	0.17
Second	79.8	60.8	60.7	32.2	31.5	0.23
Third	96.2	90.3	90.6	54.3	52.8	0.37
Fourth	84.6	72.4	72.5	57.0	54.7	0.38

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
Management of the Partnership assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The activities listed below have been conducted outside the U.S. by non-U.S. affiliates of Royal Dutch Shell plc that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted directly by us, our subsidiaries or our general partner, Shell Midstream Partners GP LLC (the “General Partner”), and does not involve our or the General Partner’s management.
For purposes of this disclosure, we refer to Royal Dutch Shell plc and its subsidiaries other than us, our subsidiaries, the General Partner and Shell Midstream LP Holdings LLC as the “RDS Group”. References to actions taken by the RDS Group mean actions taken by the applicable RDS Group company. None of the payments disclosed below was made in U.S. dollars, nor are any of the balances disclosed below held in U.S. dollars; however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions.
As a result of the suspension of U.S. and European Union (EU) sanctions, the RDS Group is considering potential opportunities in Iran, and in September 2016 opened an office in Iran. The RDS Group has made a payment of $101,566 through its bank account at Bank Karafarin for the rent of the office and incidental office support.
In October 2016, the RDS Group signed a non-binding letter of intent with the National Iranian Petrochemical Company to cover a joint review of opportunities in the Iran petrochemicals sector. In November 2016, the RDS Group signed a memorandum of understanding and confidentiality agreement with the National Iranian Oil Company (NIOC) to cover a joint review of a number of oil nad gas opportunities. Also in November, the RDS Group signed a confidentiality agreement with the National Iranian Gas Export Company, together with other international participants, with respect to a potential gas export opportunity. In December 2016, the RDS Group entered into a technology license agreement with Hamedan Ib Sina Petrochemical Company for the Shell Ethylene process. The expected gross revenue from this agreement is $7.6 million and net profits are unknown at this time.
The RDS Group maintains accounts with Bank Karafarin, where its cash deposits (balance of $2.8 million at December 31, 2016) generated non-taxable interest income of $0.5 million in 2016. The RDS Group paid Bank Karafarin $22 in bank charges in 2016.
After the suspension of U.S. and EU sanctions, the RDS Group made a series of payments in February and March 2016, totalling $1,942 million, to settle the payable amount for oil cargoes purchased from NIOC prior to EU sanctions.
At December 31, 2016, the RDS Group has a receivable of $10.5 million outstanding with NIOC associated with its previous upstream activities conducted prior to the EU sanctions.
On May 31, 2016, RDS Group subsidiary Shell Eastern Trading (Pte) Ltd (SETL) purchased a cargo of crude oil from NIOC for $45 million. The cargo was sold to an RDS Group refinery, with a net profit of $1.1 million resulting from this transaction. On December 22, 2016, SETL purchased another cargo of crude oil from NIOC for approximately $103 million, which was paid for in February 2017. The cargo is in transit and no profits have yet been recognized and the freight for the cargo is still to be paid. On December 30, 2016, SETL entered into an agreement to purchase another cargo of crude oil from NIOC. SETL took ownership of this cargo in January 2017 for which $106 million was paid for the crude oil in February 2017. The cargo is in transit and no profits have yet been recognized and the freight for the cargo is still to be paid. The RDS Group intends to continue to consider business opportunities with NIOC, including the purchase and trading of crude oil.
In 2016, the RDS Group paid $32,922 for a 2012 value-added tax claim, $224 in stamp duties and a $92 penalty fee related to a 2011 income tax claim to the Iranian Ministry of Finance, through the RDS Group’s Iranian accountant Bayat Rayan. The RDS Group also paid $168 to the Consulate of Iran in the Netherlands to notarize documents, through travel visa agent CIBT Visumdienst BV. There was no gross revenue or net profit associated with these transactions.
In 2016, the RDS Group paid $12,593 to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.
During 2016, RDS Group employees met with Iranian officials in Iran. In relation to these travelling RDS Group employees, $11,954 was paid to Iranian authorities for visas, airport services and exit fees, $123 was paid to Bimeh Insurance Company for travel insurance and $592 was paid to Iranian airlines for flight tickets. There was no gross revenue or net profit associated with these transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

In 2016, through the RDS Group subsidiary Deheza S.A.I.C.F.el., the RDS Group provided Downstream retail services to the Iranian Embassy in Argentina. This transaction generated gross revenue of $296 and an estimated net profit of $23. The RDS Group has no contractual agreement with this embassy.

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

Name	Age	Position with Shell Midstream Partners GP LLC
Curtis R. Frasier	61	Director, Chairman of the Board of Directors
John H. Hollowell	59	Director, Chief Executive Officer and President
Susan M. Ward	58	Director, Vice President and Chief Financial Officer
Michele F. Joy	61	Vice President, Regulatory and Major Projects
Lori M. Muratta	51	Vice President, General Counsel and Secretary
Kevin M. Nichols	49	Vice President, Commercial
Alton G. Smith	56	Vice President, Operations
James J. Bender	60	Director
Carlos A. Fierro	55	Director
Paul R. A. Goodfellow	51	Director
Rob L. Jones	58	Director
Margaret C. Montana	61	Director
Gerard B. Paulides	53	Director

Curtis R. Frasier. Curtis Frasier became a member of the board of directors of our general partner on October 29, 2014 and is the Chairman of the Board of Directors. Employed at Shell from 1982 until 2013, Mr. Frasier provided legal advice and services in areas of commercial, corporate and international law based in the US, London and The Netherlands. Retired from Shell since September 2013, Mr. Frasier served as Executive Vice President, Chief Legal Officer and General Counsel of Shell Upstream Americas as well as Head of Legal for Shell in the United States from 2009 to 2013. From 2006 to 2009, Mr. Frasier served as Executive Vice President, Shell Gas & Power—Americas, where he led Shell’s Gas & Power businesses in the Americas, including natural gas pipelines, power plants and LNG re-gasification terminals. From 2002 to 2006, Mr. Frasier served as General Counsel of the global exploration and production business of Shell International Petroleum Company in The Hague. From 1997 to 2002, Mr. Frasier served as Executive Vice President, Shell US Gas & Power where he held executive leadership positions in Tejas Gas Corporation, Coral Energy (now Shell Gas Trading) and Shell US Gas & Power. Following the sale of Shell’s natural gas processing assets to Enterprise Products Partners, L.P., Mr. Frasier served as a member of the board of directors of Enterprise Products GP, LLC, the general partner of Enterprise from 1999 to 2002. From 1995 to 1997, Mr. Frasier served as President of Shell Midstream Enterprises, a producer services company providing third-party oil and natural gas processing, transportation and marketing. From 1994 to 1995, Mr. Frasier also served as Manager, Supply Operations, Shell Oil Company managing Shell’s crude oil and refined product logistics throughout the United States. Mr. Frasier is an Executive Board Member of the Institute for Energy Law; Member of the Board of Trustees, the Center for American and International Law; Member of the Board of Directors, the Julie Ann Wrigley Global Institute of Sustainability; and Member of the Board of Visitors, the University of Tulsa College of Law’s Sustainable Energy and Resource Law. Mr. Frasier earned a Bachelor of Arts from Arizona State University and a Juris Doctorate from the University of Tulsa. We believe that Mr. Frasier’s extensive experience in commercial and legal roles in the midstream industry and his prior experience as a director of the general partner of a master limited partnership makes him well qualified to serve as the Chairman of the board of directors of our general partner.
John H. Hollowell. Mr. Hollowell, age 59, is a 37-year Shell executive with deep commercial and operations experience, as well as significant experience in Shell’s Supply and Distribution businesses. Prior to his current role, Mr. Hollowell served as Executive Vice President, Deepwater from 2009-2015, and was responsible for Shell’s deep water ventures in the Gulf of Mexico and Brazil, as well as governance of additional South American joint ventures. Prior to that, Mr. Hollowell served as Vice President, Production for Exploration and Production in Europe from 2006-2009, where he was responsible for all Shell’s operated assets in the UK, Holland and Norway. Before that, from 2005-2006 Mr. Hollowell was Vice President, Distribution for Shell Downstream Inc., responsible for petroleum product terminal/depot operations and secondary distribution operations globally. Prior to that role, he worked in Shell’s downstream business in a series of roles, first joining in 1998 as the General Manager, Gulf of Mexico for Shell Pipeline Co. LP, then assuming the role of General Manager, Commercial in 2003, and being named Director of Shell Oil Products US, Distribution, and President of Shell Pipeline Company LP in January 2004. Prior to his work in Shell’s downstream business, he spent 1980-1998 in the group’s upstream business, during that period holding several assignments of increasing responsibility in engineering and operations. Mr. Hollowell holds a bachelor’s degree in Chemical Engineering from Texas A&M University. We believe that Mr. Hollowell’s extensive experience in the energy industry, particularly his experience in the pipeline sector, makes him well qualified to serve as an executive officer and a member of the Board.
Susan M. Ward. Susan Ward was appointed Vice President, Chief Financial Officer in May 2014, and became a member of the board of directors of our general partner October 29, 2014. On November 1, 2016, Ms. Ward announced her resignation as Vice President, Chief Financial Officer effective February 28, 2017 so that she can focus on her continuing role as Head of M&A and Commercial Finance for Shell’s businesses in the Americas, a role she has held since January 2010. Since 2010, Ms. Ward has also served as Trustee and Vice Chairman of the Board of Trustees of the Shell Pension Trust and Chairman of its Investment Committee. Prior to her current role, Ms. Ward served as Vice President, Upstream Commercial Finance for Shell International Exploration & Production B.V. based in The Hague from 2007 to 2009. Since joining Shell in 1998, Ms. Ward has worked primarily in M&A and Commercial Finance roles across Shell’s global businesses. From 2007 - 2016, she also served on the board of directors of Shell’s Bully deepwater drillship joint venture. Prior to joining Shell, Ms. Ward worked as an investment banker in the energy sector for 11 years at Kidder, Peabody, PaineWebber and UBS in New York and Houston, including as a Managing Director in the Natural Resources and Energy investment banking group of UBS Securities. Ms. Ward began her career working for Exxon Company USA as a refining engineer and also worked for Mobil Corporation in its Finance organization. Ms. Ward earned a Bachelor of Chemical Engineering degree from Villanova University and an MBA in Finance with distinction from the Wharton School of the University of Pennsylvania. We believe that Ms. Ward’s extensive experience in finance and M&A in the energy industry makes her well qualified to serve as a member of the board of directors of our general partner.
Michele F. Joy. Michele Joy has been Vice President, Regulatory and Major Projects, of our general partner since August 29, 2014. She will serve in that role until March 31, 2017, the effective date of her tendered resignation and retirement from Shell. Since April 2012, Ms. Joy has served as Vice President, SPLC. She is also the General Manager of Major Projects and Regulatory for Shell Oil Company. Ms. Joy will split her time between her roles at SPLC and time devoted to our business and affairs. Ms. Joy joined SPLC in 2006 and is currently responsible for SPLC and SHLX planning and long term growth, as well as regulatory compliance . From 2008 to 2012, she was General Manager, Business Development for SPLC during a period of significant growth. She has also served as a Shell representative on a number of joint ventures, including Colonial, LOOP LLC, Poseidon Pipeline Company LLC and Explorer Pipeline Company. Ms. Joy is a member of the Department of Transportation’s Hazardous Liquid Pipeline Safety Advisory Committee and the Association of Oil Pipeline’s Economic Regulatory Committee. Prior to joining Shell, Ms. Joy served as the General Counsel for the Association of Oil Pipe Lines from 1991 to 2006. In that role, she was involved in the industry’s and regulators’ joint work to simplify economic regulation at the FERC; improve pipeline safety at DOT (including pipeline integrity and the elimination of outside force damage); and support the EPA’s environmental improvements such as ultra-low sulfur diesel implementation. Ms. Joy also served five years as an adjunct professor at Northwestern University’s Transportation Institute and spent eight years in private practice focusing on gas and electric regulation and international law. Ms. Joy earned a Bachelor of Arts from Carleton College and a Juris Doctor from American University. She currently serves on the Board of Trustees of Carleton College.
Lori M. Muratta. Lori Muratta became Vice President, General Counsel and Secretary of our general partner in connection with the IPO. Since October 2016, she has also served as Managing Counsel, Pipelines /Commercial supporting Shell’s U.S. Downstream business. Ms. Muratta devotes the majority of her time to her roles at Shell and also spends time, as needed, to our business and affairs. Prior to her current roles, from 2000 Ms. Muratta served as Senior Counsel for Shell Oil Company, where she advised the company in mergers, acquisitions, divestments, joint ventures and financings in the upstream, midstream and downstream businesses. She also provided corporate law support to the Shell’s U.S. subsidiaries and affiliates. Before her time at Shell, Ms. Muratta was Attorney and Manager of Communications at Solvay America, Inc. and worked as an associate at Mayor, Day, Caldwell & Keeton LLP and O’Melveny & Myers LLP. Ms. Muratta received a Bachelor of Science in Foreign Service, cum laude, from Georgetown University and a Juris Doctor, cum laude, from Harvard Law School.
Kevin M. Nichols. Kevin Nichols became Vice President, Commercial of our general partner on October 29, 2014. Since June 2012, Mr. Nichols has served as Vice President and General Manager, Business Development and Vice President, Commercial for SPLC. Mr. Nichols devotes the majority of his time to his roles at SPLC and also spends time, as needed, devoted to our business and affairs. Mr. Nichols is currently responsible for commercial activities that include business development, oil movements, tariffs, joint venture governance, and portfolio activity. Mr. Nichols currently sits on the joint venture board of Colonial as Shell’s representative and he also serves on the SPLC Leadership Team. Since joining Shell in 1991, Mr. Nichols has held numerous role of increasing responsibility in Shell managing regions of Shell’s Retail business and from 2008 to 2012 worked in Shell’s Downstream Strategy group in London where he set strategy for market entries and growth in Asia. Mr. Nichols earned a Bachelor of Science in Management from San Diego State University and an MBA from Rice University.
Alton (Greg) G. Smith. Greg Smith became Vice President, Operations of our general partner on October 29, 2014. Mr. Smith devotes the majority of his time to his roles at SPLC and also spends time, as needed, devoted to our business and affairs. Mr. Smith was appointed President, SPLC in November 2010. In January 2011, Mr. Smith also assumed the role of General Manager, Gulf of Mexico Operations. Prior to this appointment he served as the Gulf of Mexico Regional Operations Manager for SPLC, a role in which he had day-to-day operations accountability for Shell’s then 3,500 miles of crude oil, chemical and product pipelines located offshore Gulf of Mexico and along the Texas/Louisiana Gulf Coast. Mr. Smith started his career with SPLC in 1983 and has held a number of assignments of increasing responsibility within Shell, primarily in engineering and operations. These roles include Manager of GOM Business Development, Control Center Manager, and Manager of Distribution Operations Support and Engineering. He has served as the Chairman of the API Pipeline Committee and on the API Cybernetics Committee and the Performance Excellence Committee. Mr. Smith earned a Bachelor of Science in Electrical Engineering from The Ohio State University.
James (Jim) J. Bender. Jim Bender became a member of the board of directors of our general partner on October 29, 2014. Since April 2016 Mr. Bender has been employed with the Hall Estill Law Firm in Denver in an Of Counsel role. Since December 2015, he has served as an Advisory Board Member of Orion Energy Partners. From May 2014 to July 2014, Mr. Bender served as Senior Vice President of Special Projects of WPX Energy, Inc. (WPX), and from December 2013 to May 2014 as interim President and Chief Executive Officer of WPX. Mr. Bender also served as a member of the board of directors of WPX from December 2013 to May 2014. He also served as Chairman of the board of directors of APCO Oil and Gas International Inc., (a publicly-traded affiliate of WPX) from December 2013 to August 2014. From April 2011 to December 2013, Mr. Bender served as Senior Vice President and General Counsel of WPX. Mr. Bender has served as a member of the board of directors of Two Harbors Investment Corp. since May 2013. Mr. Bender served as Senior Vice President and General Counsel of The Williams Companies, Inc. (Williams) from December 2002 to December 2011 and General Counsel of Williams Partners GP LLC, the general partner of Williams Partners L.P., from September 2005 until December 2011. Mr. Bender served as the General Counsel of the general partner of Williams Pipeline Partners L.P., from 2007 until its merger with Williams Partners L.P. in August 2010. From June 1997 to June 2002, he was Senior Vice President and General Counsel of NRG Energy, Inc. Mr. Bender earned a bachelor’s degree in mathematics, summa cum laude, from St. Olaf College and a Juris Doctor, magna cum laude, from the University of Minnesota Law School. We believe that Mr. Bender’s extensive experience in the energy industry, and more specifically with sponsored master limited partnerships, makes him well qualified to serve as a member of the board of directors of our general partner.

Carlos A. Fierro.  Carlos A. Fierro became a member of the board of directors of our general partner on January 1, 2015. Mr. Fierro is a private investor and consultant based in Washington, D.C.  In addition to this board of directors, Mr. Fierro serves on the board of directors, audit committee and governance and compensation committee of Athabasca Oil Corporation, a Canadian energy company with a focused strategy on the development of thermal and light oil assets. From May 2016 to the present, Mr. Fierro has served as a Senior Advisor to Guggenheim Securities, the investment banking arm of Guggenheim Partners. From September 2008 through June 2013, Mr. Fierro was a Managing Director and Global Head of the Natural Resources Group of Barclays, which encompasses Barclays’ oil and gas, chemicals and metals and mining businesses.  Mr. Fierro joined Barclays Capital in 2008 from Lehman Brothers, where he was the Global Head of the Natural Resources Group from January 2007 through September 2008. From September 2004 through January 2007, Mr. Fierro served as Co-Head of Mergers & Acquisitions in Europe for Lehman Brothers from a base in London.  Prior to that, Mr. Fierro led Lehman Brothers' mergers and acquisitions effort in the natural resources sector for seven years, based in New York. Throughout his banking career, Mr. Fierro participated in the development, structuring, negotiation and execution of numerous merger, acquisition, divestiture, restructuring and joint venture transactions. In the natural resources sector, these included transactions for companies involved in exploration and production, refining and marketing, oil field services, mining, pipelines, petrochemicals and coal. Prior to his banking career, Mr. Fierro practiced corporate, M&A and securities law for eleven years with Baker & Botts, L.L.P., where he was a partner. In his practice, Mr. Fierro devoted his time principally to oil and gas transactions, including hostile takeovers, acquisitions, divestitures, public and private debt and equity financing transactions, corporate restructurings and proxy fights. Mr. Fierro holds a B.A. from the University of Notre Dame and a J.D. from Harvard University.  We believe that Mr. Fierro’s extensive experience in the energy banking industry, and his work in mergers and acquisitions, makes him well qualified to serve as a member of the board of directors of our general partner.
Paul R. A. Goodfellow. Paul Goodfellow became a member of the board of directors of our general partner on October 29, 2014.. Since February 2015, Dr. Goodfellow has served as Vice President, United Kingdom and Ireland for Upstream International. Prior to this Dr. Goodfellow has served as the Vice President Unconventionals US and Canada for Shell Upstream Americas from January 2013. Prior to this role, Dr. Goodfellow moved into the role of Vice President Development, Onshore in September 2009 for Shell Upstream Americas responsible for field development planning, technical and technology functions. In July 2008, Dr. Goodfellow was named Venture Manager for North America Onshore. Since 2007, he has also served on the board of directors of Shell’s Bully deepwater drillship joint venture. In August of 2003 he took up the role of Wells Manager for the Americas Region and in 2000, Dr. Goodfellow was assigned to Shell Exploration & Production Company as the Operations Manager for Deepwater Drilling and Completions. He has worked in a variety of wells related roles throughout the Shell Group. Dr. Goodfellow worked in the mining industry in South Africa and Finland prior to joining Shell in Holland in 1991. Dr. Goodfellow is a Chartered Engineer and a member of the Institute of Mining and Metallurgy and SPE. Dr. Goodfellow earned a Bachelor of Engineering in Mining Engineering and a Ph.D. in Rock Mechanics from The Camborne School of Mines in the United Kingdom. We believe that Dr. Goodfellow’s extensive experience in the energy industry makes him well qualified to serve as a member of the board of directors of our general partner.
Rob L. Jones. Rob Jones became a member of the board of directors of our general partner on October 29, 2014. Mr. Jones is a private investor and consultant based in Houston, Texas. Mr. Jones also currently serves as a director on the board of Spire Inc., a public utility holding company based in St. Louis, Missouri. From September 2012 until June 2014, Mr. Jones served as an Executive in Residence at the McCombs School of Business at the University of Texas at Austin (McCombs). Mr. Jones continues as a guest lecturer and speaker at McCombs. Mr. Jones also served as Lead Independent Director for Susser Petroleum Partners, L.P. (SUSP), a publicly traded partnership. From 2007 through June 2012, Mr. Jones was the Co-Head of Bank of America Merrill Lynch Commodities (MLC). MLC is a global commodities trading business and a wholly owned subsidiary of Bank of America Merrill Lynch. Prior to taking leadership of MLC in 2007, he served as Head of Merrill Lynch’s Global Energy and Power Investment Banking Group and founder of Merrill Lynch Commodities Partners, a private equity vehicle for the firm. An investment banker with Merrill Lynch and The First Boston Corporation for over 20 years, Mr. Jones worked extensively with a variety of energy and power clients, with a particular focus on the natural gas and utility sectors. From 1980 until 1985, Mr. Jones was a Financial Associate with the oil and gas exploration and production division of Sun Company, primarily based in Dallas, Texas. He is a graduate of the University of Texas, where he received a Bachelor of Business Administration in Finance with Honors and an MBA with High Honors and was a Sord Scholar. Mr. Jones is a Life Member of the Dean’s Advisory Council of McCombs and an Emeritus Member of the Children’s Fund of Houston Texas. We believe that Mr. Jones’ extensive experience in financial and mergers and acquisitions roles in the energy banking industry and his experience as a lead independent director makes him well qualified to serve as a member of the board of directors of our general partner.
Margaret (Peggy) C. Montana. Peggy Montana retired as Chief Executive Officer and President in June 2015 and remains a member of the board of directors of our general partner. Employed at Shell from 1977 until 2015, Ms. Montana served in various capacities in the downstream and midstream sector during her career. Ms. Montana became Executive Vice President,

US Pipelines & Special Projects - Americas in Shell Downstream Inc. in January 2014. Ms. Montana served as Executive Vice President, Supply & Distribution, from 2009 to 2014, where she was responsible for hydrocarbon supply to Shell’s downstream worldwide fuels manufacturing and marketing businesses. Prior to 2009, Ms. Montana served in the U.S. from 2004 as Vice President, Supply, and then Vice President, Global Distribution, where she led Shell’s fuels global terminal and distribution operations. In these various roles, Ms. Montana has led Shell’s U.S. pipeline business since 2006. In 2001, Ms. Montana became General Manager, Distribution for Shell’s Asia Pacific business based in Singapore and served on the Board of Shell Pakistan Limited. Ms. Montana currently is a member of the board of directors of the Houston YMCA. Past affiliations include API Downstream Committee, National Petroleum Council, National Association of Manufacturers and Houston Urban League. Ms. Montana holds a bachelor of science in Chemical Engineering from the University of Missouri, Rolla. We believe that Ms. Montana’s extensive experience in the energy industry, particularly her experience in supply and distribution and in the pipeline sector, makes her well qualified to serve as a member of the board of directors of our general partner.
Gerard B. Paulides. Gerard Paulides became a member of the board of directors of our general partner on October 29, 2014.  Effective December 2016, Mr. Paulides serves as the Executive Vice President Investor Relations at RDS. From July 2015 through November 2016, Mr. Paulides served as Executive Vice President Deal Completion for RDS. From October 2012 through June 2015, Mr. Paulides has served as Global Head of M&A and Commercial Finance for Shell covering acquisitions, divestments, joint ventures and structured financing for all of Shell’s worldwide businesses based at Shell’s headquarters in The Hague. From 2006 to 2012, Mr. Paulides served as Chief Financial Officer and Vice President, Strategy & Finance, for Shell’s upstream business in Europe while based in The Hague. During that time, Mr. Paulides also served as an Advisory Director of the Nederlandse Aardolie Maatschappij (NAM) 50/50 joint venture between Shell and Exxon controlling major oil and gas assets in the Netherlands, Norway, UK, Ireland, Denmark, Germany and Italy. Mr. Paulides served as Chief Financial Officer and Senior Executive Director of Shell Canada in 2007, and was responsible for the integration of the acquisition of the outstanding public minority shares of Shell Canada by Royal Dutch Shell at that time. From 2003 to 2007, Mr. Paulides served in Shell Investor Relations in London, UK, during which period Shell Transport and Trading and Royal Dutch were unified into Royal Dutch Shell. From 2000 to 2003, he served as Deputy Chief Financial Officer for Shell Gas & Power in London in a role that included responsibility for project finance and M&A in that business. Previous roles at Shell included Controller, Shell Netherlands Chemicals and positions in Shell Crude Oil Trading in London, Shell Marketing Oil Products in Uganda, and Shell Exploration & Production in the Netherlands. Mr. Paulides earned a Masters degree in Business Economics from the University of Brabant in the Netherlands. We believe that Mr. Paulides’ extensive experience in financial and mergers and acquisitions roles in the energy industry, particularly his experience in merger and acquisitions in the downstream sector, makes him well qualified to serve as a member of the board of directors of our general partner.

Shawn J. Carsten. Effective March 1, 2017, Shawn Carsten will replace Susan M. Ward as the Chief Financial Officer and Vice President of the General Partner. Mr. Carsten currently serves as the Downstream Controller - Americas of Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”). He is a 28-year Shell executive with deep financial and operational management experience, as well as significant experience in Shell’s Upstream, Downstream and Retail businesses. In his current role, Mr. Carsten is responsible for the financial results and control framework for Shell’s Downstream companies in North and South America, as well as finance operations personnel in the Americas and in Asia. Prior to his role as Controller, Mr. Carsten spent 2013 serving as the Finance Shareholding Representative for Motiva, a multi-billion dollar joint venture, where he was responsible for assessing value proposals and investment opportunities. From 2011 through 2012 Mr. Carsten served as the Finance Manager for Supply and Distribution, supporting North and South America with operational management and functional leadership for capital project development, commercial development and business performance; having served in various related capacities since 2008. Mr. Carsten holds a bachelor’s degree in Finance from the University of Colorado and a MBA from the Kellogg School of Management at Northwestern University.
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
Our audit committee has reviewed and discussed the audited financial statements with management. It has also discussed with the independent auditors the matters required by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees. Our audit committee has received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. The audit committee recommended to the board of directors that the audited financial statements as of and for the year ended December 31, 2016 be included in this report.
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
Governance Guidelines

We have adopted governance guidelines to assist the board of directors of our general partner in the exercise of its responsibilities. Our corporate governance guidelines provide that the non-management directors will meet periodically in executive sessions without management participation. At least annually, all of the independent directors of our general partner meet in executive sessions without management participation or participation by non-independent directors. Currently, the chairman of the board of directors presides at the executive sessions of the non-management directors and the chairman of the audit committee presides at the executive sessions of the independent directors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during 2016, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
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
Responsibility and authority for compensation-related decisions for executive officers of our general partner reside with Shell’s human resources function and the RDS Management Development Committee, as applicable. Other than compensation under our long-term incentive plan, which requires action by the board of directors of our general partner, any such compensation decisions are not subject to any approvals by the board of directors of our general partner or any committees thereof.  Our “Named Executive Officers” (NEOs) consist of our general partner’s principal executive officer, principal financial officer and the most highly compensated executive officer other than its principal executive officer and principal financial officer as of December 31, 2016, being:

•	John H. Hollowell, President and Chief Executive Officer

•	Susan M. Ward, Vice President and Chief Financial Officer

•	Michele F. Joy, Vice President, Regulatory and Major Projects

•	Lori M. Muratta, Vice President, General Counsel and Secretary

•	Kevin M. Nichols, Vice President, Commercial

•	Greg G. Smith, Vice President, Operations
Each of Mr. Hollowell, Ms. Ward, Ms. Joy, Ms. Muratta, Mr. Nichols, and Mr. Smith devote a significant portion of their time to their roles in Shell and spend time, as needed, directly managing our business and affairs. Margaret C. Montana served as President and Chief Executive Officer of our general partner from May 1, 2014 through June 30, 2015. Pursuant to the terms of the Omnibus Agreement, we pay a fixed administrative fee to SPLC, which covers, among other things, the services provided to us by our NEOs. None of Mr. Hollowell, Ms. Ward, Ms. Joy, Ms. Muratta, Mr. Nichols, or Mr. Smith receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we paid SPLC, we did not otherwise pay or reimburse any compensation amounts to or for them. During her tenure as President and Chief Executive Officer of our general partner, Ms. Montana did not receive any separate amounts of compensation for her services to our business or as an executive officer of our general partner and, except for the fixed administrative fee we paid SPLC, we did not otherwise pay or reimburse any compensation amounts to or for her. However, from July 1, 2015 to December 31, 2015, Ms. Montana was compensated for her services as a director on our general partner's board of directors as described in the table below.
Summary Compensation Table
The following summarizes the total compensation paid to our NEOs for their services in relation to our business in 2016, 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus	Unit Awards	Option Awards	Non-Equity Incentive Compensation Plan	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Margaret C. Montana, President and Chief Executive Officer(1) (3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —
John H. Hollowell, President and Chief Executive Officer (2) (3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —
Susan M. Ward, Vice President and Chief Financial Officer(3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —
Michele F. Joy, Vice President Regulatory and Major Projects (3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —
Lori M. Muratta, Vice President, General Counsel and Secretary(3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —
Kevin M. Nichols, Vice President, Commercial (3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —
Greg G. Smith, Vice President, Operations (3)	2016 2015 2014	— —	— —	— —	— —	— —	— —	— —	— —

(1)	Ms. Montana served as our Chief Executive Officer from May 1, 2014 through June 30, 2015.

(2)	Mr. Hollowell became our Chief Executive Officer effective July 1, 2015.

(3)
Mr. Hollowell, Ms. Ward, Ms. Muratta, Mr. Nichols, Ms. Joy and Mr. Smith devoted a significant portion of their overall working time to our business.  Except for the fixed management fee we paid to SPLC under the Omnibus Agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2016, 2015 or 2014.

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

Share-Based Compensation
Shell’s incentive compensation programs primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). Conditional awards of RDS shares are made under the terms of the Performance Share Plan (“PSP”) on a selective basis to senior personnel each year. The extent to which the awards vest is determined over a three-year performance period. Half of the award is linked to the key performance indicators, averaged over the period. The other half of the award is linked to a comparison with four main competitors of RDS over the period on the basis of four relative performance measures. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered. Shares are awarded subject to a three-year vesting period.
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the PSP. These share-based compensation costs have been allocated to us as part of the cost allocations from Shell related to Ho-Ho (for the periods prior to June 30, 2014) and related to Pecten (for the periods prior to October 1, 2015). Beginning July 1, 2014, we did not receive any allocated share-based compensation for Ho-Ho, and beginning October 1, 2015, we did not receive any allocated share-based compensation for Pecten. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2016, 2015 and 2014 was less than $0.1 million, less than $0.1 million and approximately $0.2 million, respectively.
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
Non-Employee Director Compensation Table
The following summarizes the compensation for our non-employee directors for 2016.

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
James J. Bender	212,000	—	—	—	—	—	—	212,000
Carlos A. Fierro	194,000	—	—	—	—	—	—	194,000
Curtis R. Frasier	166,000	—	—	—	—	—	—	166,000
Rob L. Jones	212,000	—	—	—	—	—	—	212,000
Margaret C. Montana	166,000	—	—	—	—	—	—	166,000
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
Rob L. Jones
Margaret C. Montana
Gerard B. Paulides
Susan M. Ward

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Shell Midstream Partners, L.P. 2014 Incentive Compensation Plan (1)
The following table sets forth information about Shell Midstream Partners, L.P. common units that may be issued under all existing equity compensation plans as of December 31, 2016.

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
The following table sets forth the beneficial ownership of common units of Shell Midstream Partners, L.P. held by beneficial owners of 5% or more of the common units, by each director, director nominee and named executive officer of our general partner and by the directors, director nominee and executive officers of our general partner as a group.  The percentage of units beneficially owned is based on 109,842,376 common units and 67,475,068 subordinated units being outstanding.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units to be Beneficially Owned	Percentage of Subordinated Units to be Beneficially Owned	Percentage of Total Common and Subordinated Units to be Beneficially Owned
Shell Pipeline Company LP (2)	21,475,068	19.6%	67,475,068	100%	0.0%
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300, Leawood, Kansas 66211 (3)	9,906,642	9.0%	—	—	0.0%
Chickasaw Capital Management, LLC 6075 Poplar Ave. Suite 402, Memphis, TN 38119 (4)	8,207,715	7.5%	—	—	0.0%
ALPS Advisors, Inc. 1290 Broadway, Suite 1100, Denver CO 80203 (7)	6,012,063	5.5%	—	—	0.0%
Alerian MLP ETF 1290 Broadway, Suite 1100, Denver, CO 80203 (8)	5,940,396	5.4%	—	—	0.0%
Harvest Fund Advisors LLC W. Lancaster Avenue, Suite 200, Wayne, PA 19087(5)	5,653,374	5.1%	—	—	0.0%
Goldman Sachs Asset Management, L.P. 200 West Street, New York, NY 10282 (6)	3,935,898	3.6%	—	—	0.0%
Susan M. Ward	25,000	0.0%	—	—	0.0%
James J. Bender	25,000	0.0%	—	—	0.0%
Rob L. Jones	15,000	0.0%	—	—	0.0%
Margaret C. Montana (9)	13,835	0.0%	—	—	0.0%
Kevin M. Nichols	8,500	0.0%	—	—	0.0%
Alton G. Smith	5,000	0.0%	—	—	0.0%
Carlos A. Fierro	3,000	0.0%	—	—	0.0%
Lori M. Muratta	2,960	0.0%	—	—	0.0%
Michele F. Joy	1,527	0.0%	—	—	0.0%
Curtis R. Frasier	—	0.0%	—	—	0.0%
John H. Hollowell	—	0.0%	—	—	0.0%
Gerard B. Paulides	—	0.0%	—	—	0.0%
Paul R. A. Goodfellow	—	0.0%	—	—	0.0%
Directors and executive officers as a group (13 persons)	99,822	0.0%	—	—	0.0%
_______________

(1)	The address for all beneficial owners in this table, except as noted in the table, is One Shell Plaza, 910 Louisiana Street, Houston, Texas 77002.

(2)
Shell Pipeline Company LP owns Shell Midstream LP Holdings LLC, which owns the common units presented above, and Shell Midstream Partners GP LLC, which owns all of our general partner units. As of December 31, 2016, Shell Midstream LP Holdings LLC also owned all 67,475,068 of our subordinated units. Shell Pipeline Company LP may be deemed to beneficially own the units held by Shell Midstream Holdings LLC and Shell Midstream Partners GP LLC. On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016.

(3)
Based solely on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. on February 13, 2017. Tortoise Capital Advisors, L.L.C. has sole voting power over 187,823 common units, shared voting power over 8,550,409 common units, sole dispositive power over 187,823 common units and shared dispositive power over 9,718,819 common units.

(4)	Based solely on a Schedule 13G/A filed by Chickasaw Capital Management, LLC on January 27, 2017.

(5)	Based solely on a Schedule 13G/A filed by Harvest Fund Advisors LLC on February 10, 2017. Harvest Fund Advisors LLC has shared dispositive power over 5,653,274 common units.

(6)
Based solely on a Schedule 13G/A filed by Goldman Sachs Asset Management, L.P. on January 27, 2017. Goldman Sachs Asset Management, L.P. has shared voting power and shared dispositive power over 3,935,898 common units. Goldman Sachs Asset Management, L.P. disclaims beneficial ownership of these units.

(7)
Based solely on a Schedule 13G/A filed by ALPS Advisors, Inc. (“ALPS”) on January 26, 2017. ALPS Advisors, Inc. has shared voting power and dispositive power over 6,012,063 common units. ALPS Advisors, Inc. disclaims beneficial ownership of these units. ALPS reported that it is an investment advisor registered under the Investment Advisors Act of 1940 and provides investment advice to investment companies registered under the Investment Company Act of 1940 and that Alerian MLP ETF (“Alerian”) is one of the investment companies to which ALPS provides investment advice (see note 8 below). ALPS also reported that, in its role as investment advisor, it has voting and/or investment power over our securities owned by Alerian, it may be deemed to be the beneficial owner of such securities, all such securities are owned by Alerian and ALPS disclaims beneficial ownership of such securities.

(8)
Based solely on a Schedule 13G/A filed by Alerian on January 26, 2017. Alerian has shared voting power and shared dispositive power over 5,940,396 common units. Alerian reported that it is an investment company registered under the Investment Company of 1940 to which ALPS provides investment advice (see note 7 above).

(9)	Includes units beneficially owned by Ms. Montana directly and indirectly through her son.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 23, 2017 the general partner and its affiliates owned 88,950,136 common units and no subordinated units, representing a 49.2% limited partner interest in us, and all of our incentive distribution rights. In addition, our general partner owned 3,618,723 general partner units representing a 2% general partner interest in us.  See Part III, Item 10. Directors, Executive Officers and Corporate Governance – Management of Shell Midstream Partners, L.P. in this report for additional information regarding director independence.
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
Operational Stage

Distributions of available cash to our general partner and its affiliates
We generally make cash distributions of 98% to the common unitholders pro rata, including SPLC, as holder of an aggregate of 88,950,136 common units (49.2% of all units outstanding) and 2% to our general partner, assuming it makes all capital contributions necessary to maintain its 2% general partner interest in us. In addition, if cash distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner entitle our general partner to increasing percentages of the cash distributions, up to 48.0% of the cash distributions above the highest target distribution level.

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

 Agreements with Shell
We have entered into various agreements with Shell, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of the Partnership, the IPO and our acquisitions from Shell. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by us. These agreements were not the result of arm’s length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.
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

Joint Venture and Subsidiary Governing Agreements
We are a party to the governing agreements of the entities in which we own equity interests. The governing agreements of such entities govern the ownership and management of the applicable entity. Our ability to influence decisions with respect to the operation of certain of the entities in which we own interests varies depending on the amount of control we exercise under the applicable governing agreement.
The governing agreements generally include provisions related to cash distributions, capital calls, transfer restrictions and termination of the applicable entity. For example, we do not control the amount of cash distributed by several of the entities in which we own interests. We may influence the amount of cash distributed through our veto rights provided for in the applicable governing agreement over the cash reserves made by certain of these entities. Additionally, we may not have the ability to unilaterally require certain of the entities in which we own interests to make capital expenditures, and such entities may require us to make additional capital contributions to fund operating and maintenance expenditures, as well as to fund expansion capital expenditures, which would reduce the amount of cash otherwise available for distribution by us or require us to incur additional indebtedness.
Voting Agreements
Pursuant to voting agreements between SPLC and us, we have voting power over the ownership interests retained by SPLC in Zydeco and Mars. Pursuant to the voting agreements, SPLC is prohibited from transferring its ownership interest in these entities unless the transferee agrees to be bound by the applicable voting agreement.
Revolving Credit Facilities
We have entered into two revolving credit facilities with STCW, an affiliate of Shell, the Five-Year Revolver and the 364-Day Revolver. Zydeco has also entered into the Zydeco Revolver with STCW. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Revolving Credit Facility Agreements in this report for additional information about our revolving credit facilities.
Tax Sharing Agreement
Zydeco has entered into a tax sharing agreement with an affiliate of Shell pursuant to which Zydeco has agreed to reimburse Shell for state and local income and franchise taxes attributable to Zydeco’s activity that is reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under the agreement equal the amount of tax that Zydeco would be required to pay if it were to file a consolidated, combined or unitary tax return separate from Shell. Shell will compute and invoice Zydeco for the reimbursement amount within 90 days of Shell filing the combined or unitary tax return on which Zydeco’s activity is included. Zydeco may be required to make prepayments toward the reimbursement amount to the extent that Shell is required to make estimated tax payments. No payments were made in 2016 or 2015.
Other Agreements
Under the pipeline operating agreements, SPLC or Shell provide operational and management services for which we, our subsidiaries or investments reimburse SPLC or Shell, as applicable, for certain direct expenses incurred in connection with providing services under such agreements. In addition, Zydeco entered into a management agreement with SPLC under which Zydeco pays SPLC an annual management fee for general and administrative services.
Zydeco and LOOP LLC, in which SPLC owns a 46.1% interest, entered into a Facilities Modification and Reimbursement Agreement effective January 15, 2016 wherein LOOP LLC agreed to undertake certain upgrades to its facilities. If the upgrades were not complete by September 15, 2016, Zydeco agreed to reimburse LOOP LLC for the cost of the upgrades to its facilities up to $5.0 million, unless the project delay is due to force majeure or the parties mutually agreed to a later date. This project was completed timely, thereby terminating this agreement with no reimbursement due LOOP.
Mars entered into an Interim Lease Reimbursement Agreement with Shell Offshore Inc. and BP Exploration and Production, Inc (the “Producers”) effective November 1, 2016, whereby Mars is reimbursed via surcharge applied to the Producers on all Mars platform delivered barrels for charges associated with the Mars Ancillary Cavern Services Agreement described below. The primary term of this agreement is November 1, 2016 through August 31, 2017, the agreement may be extended for two successive one-year renewal extensions.
Mars and LOOP LLC entered into an Ancillary Cavern Services Agreement effective November 1, 2016, whereby Mars will lease use of 2nd cavern at Clovelly Hub to facilitate Mars crude petroleum quality management, ratable receipts and deliveries and flow assurance. The primary term of the agreement is November 1, 2016 through August 31, 2017, the agreement may be extended for two successive one-year renewal extensions. Mars will pay LOOP LLC $1.2 million per month, plus any applicable water handling fees for the primary term, with the fee increasing if primary term is extended.
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services performed by our independent registered public accounting firms, Ernst & Young LLP for 2016 and PricewaterhouseCoopers LLP for 2015, respectively.

	2016	2015
Fees (1)
Audit fees	$1.9	$2.8
Audit-related fees	—	0.3
Tax fees	—	—
All other fees	—	—
Total	$1.9	$3.1

(1) Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, and services that were provided in connection with registration statements, statutory and regulatory filings.
The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by the independent registered public accounting firm to the Partnership. All of the fees in the table above were approved in accordance with this policy. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the independent registered public accounting firm's independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by the independent registered public accounting firm must be pre-approved by the Audit Committee. The Audit Committee has delegated authority to approve permitted services to the Audit Committee’s Chair. Such approval must be reported to the entire Audit Committee at the next scheduled Audit Committee meeting.

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

SHELL MIDSTREAM PARTNERS, L.P.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	06/18/2014	333-196850
3.2	First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P. , dated as of November 3, 2014	8-K	3.1	11/03/2014	001-36710
3.3	Amended and Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	06/18/2014	333-196850
3.4	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC, dated as of November 3, 2014	8-K	3.2	11/03/2014	001-36710
10.1	Contribution, Assignment and Assumption Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners GP LLC, Shell Midstream Partners, L.P., Shell Midstream LP Holdings LLC, Shell Midstream Operating LLC, and Zydeco Pipeline Company LLC	8-K	10.1	11/03/2014	001-36710
10.2	Omnibus Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC, Shell Midstream Operating LLC and, solely for the purposes of Articles 4 and 5, Shell Oil Company	8-K	10.2	11/03/2014	001-36710
10.3#	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/03/2014	001-36710
10.4	Zydeco Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.5	11/03/2014	001-36710
10.5	Mars Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.6	11/03/2014	001-36710
10.6	Purchase and Sale Agreement, dated May 12, 2015 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	05/13/2015	001-36710
10.7	Common Unit Purchase Agreement, dated May 12, 2015 by and among Shell Midstream Partners, L.P. and the Investors named therein	8-K	10.2	05/13/2015	001-36710
10.8	Contribution Agreement, dated July 1, 2015 by and among Equilon Enterprises LLC, d/b/a Shell Oil Products US, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	07/02/2015	001-36710
10.9	Contribution Agreement, dated November 11, 2015 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., and Shell Midstream Operating LLC	8-K	10.1	11/12/2015	001-36710
10.10	Shell Midstream Partners Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	02/26/2016	001-36710
10.11	Contribution Agreement, dated as of May 17, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/17/2016	001-36710
10.12	Share Sale and Purchase Agreement, dated as of July 25, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	07/29/2016	001-36710
10.13	Purchase and Sale Agreement, dated as of September 27, 2016, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	09/28/2016	001-36710
10.14	Shell Midstream Partners Second Amended and Restated Credit Facility Agreement, dated as of September 27, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	09/28/2016	001-36710
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of PricewaterhouseCoopers LLP
23.3*	Consent of Deloitte & Touche LLP
23.4*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELL MIDSTREAM PARTNERS, L.P.

By: Shell Midstream Partners GP LLC, its general partner

February 23, 2017	/s/ Susan M. Ward
Susan M. Ward Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 23, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

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