Form 10-Q
period 2017-03-31
Shell Midstream Partners, L.P.
filed 2017-05-05
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
(713) 241-2973
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 177,317,444 common units outstanding as of May 5, 2017.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$154.6	$121.9
Accounts receivable – third parties, net	16.1	18.4
Accounts receivable – related parties	13.3	10.1
Allowance oil	7.9	9.0
Prepaid expenses	6.5	6.0
Total current assets	198.4	165.4
Equity method investments	256.8	262.4
Property, plant and equipment, net	403.8	398.0
Cost investments	39.8	39.8
Total assets	$898.8	$865.6
LIABILITIES
Current liabilities
Accounts payable – third parties	$0.8	$1.5
Accounts payable – related parties	5.7	5.2
Deferred revenue – third parties	7.8	6.0
Deferred revenue – related parties	14.2	7.9
Accrued liabilities – third parties	12.7	5.6
Accrued liabilities – related parties	6.2	5.1
Total current liabilities	47.4	31.3
Noncurrent liabilities
Debt payable – related party	685.3	686.0
Lease liability – related party	24.7	24.9
Asset retirement obligations	1.4	1.4
Other unearned income	2.5	2.1
Total noncurrent liabilities	713.9	714.4
Total liabilities	761.3	745.7
Commitments and Contingencies (Note 10)
EQUITY
Common unitholders – public (88,367,308 units issued and outstanding as of March 31, 2017 and December 31, 2016)	2,490.5	2,485.7
Common unitholder – SPLC (88,950,136 and 21,475,068 units issued and outstanding as of March 31, 2017 and December 31, 2016)	(508.9)	(124.1)
Subordinated unitholder – SPLC (zero and 67,475,068 units issued and outstanding as of March 31, 2017 and December 31, 2016)	—	(389.6)
General partner – SPLC (3,618,723 units issued and outstanding as of March 31, 2017 and December 31, 2016)	(1,864.7)	(1,873.7)
Total partners' capital	116.9	98.3
Noncontrolling interest	20.6	21.6
Total equity	137.5	119.9
Total liabilities and equity	$898.8	$865.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017		2016
	(in millions of dollars, except per unit data)
Revenue
Third parties	$47.3		$51.3
Related parties	22.9	—	25.4
Total revenue	70.2	—	76.7
Costs and expenses
Operations and maintenance – third parties	12.9	—	9.4
Operations and maintenance – related parties	8.5	—	5.4
General and administrative – third parties	1.6	—	2.1
General and administrative – related parties	6.4	—	5.7
Depreciation, amortization and accretion	6.2	—	5.9
Property and other taxes	2.8	—	3.2
Total costs and expenses	38.4	—	31.7
Operating income	31.8	—	45.0
Income from equity investments	38.7	—	23.2
Dividend income from cost investments	7.3	—	2.8
Investment and dividend income	46.0	—	26.0
Interest expense, net	4.8	—	3.0
Income before income taxes	73.0	—	68.0
Income tax expense	—	—	—
Net income	73.0	—	68.0
Less: Net income attributable to noncontrolling interests	2.2	—	12.7
Net income attributable to the Partnership	$70.8		$55.3
General partner's interest in net income attributable to the Partnership	$12.1		$3.1
Limited Partners' interest in net income attributable to the Partnership	$58.7		$52.2

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.33		$0.36
Subordinated	$—		$0.32

Distributions per Limited Partner Unit	$0.2910		$0.2350

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units – public	88.4		63.4
Common units – SPLC	88.9		21.5
Subordinated units – SPLC	—		67.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(in millions of dollars)
Cash flows from operating activities
Net income	$73.0	$68.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	6.2	5.9
Non-cash interest expense	—	0.1
Undistributed equity earnings	(0.8)	(1.0)
Changes in operating assets and liabilities
Accounts receivable	2.7	0.3
Allowance oil	1.1	(0.4)
Prepaid expenses	(0.5)	1.6
Accounts payable	(0.1)	(0.2)
Deferred revenue	8.5	(1.8)
Accrued liabilities	3.4	(0.1)
Net cash provided by operating activities	93.5	72.4
Cash flows from investing activities
Capital expenditures	(7.3)	(4.7)
Purchase price adjustment	0.4	—
Return of investment	6.0	4.1
Net cash used in investing activities	(0.9)	(0.6)
Cash flows from financing activities
Net proceeds from public offerings	—	420.4
Contributions from general partner	—	8.7
Repayment of credit facilities	—	(410.0)
Distributions to noncontrolling interest	(3.2)	(12.4)
Distributions to unitholders and general partner	(58.6)	(35.3)
Other contribution from parent	2.8	1.8
Capital lease payments	(0.2)	—
Credit facilities issuance costs	(0.7)	—
Net cash used in financing activities	(59.9)	(26.8)
Net increase in cash and cash equivalents	32.7	45.0
Cash and cash equivalents at beginning of the period	121.9	93.0
Cash and cash equivalents at end of the period	$154.6	$138.0
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Change in accrued capital expenditures	4.7	0.4
Other non-cash contributions from Parent	3.8	0.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Non- controlling Interest	Total
Balance as of December 31, 2016	$2,485.7	$(124.1)	$(389.6)	$(1,873.7)	$21.6	$119.9
Net income	29.3	29.4	—	12.1	2.2	73.0
Other contribution from parent	—	—	—	6.4	—	6.4
Distributions to unitholders and general partner	(24.5)	(5.9)	(18.7)	(9.5)	—	(58.6)
Distribution to noncontrolling interest	—	—	—	—	(3.2)	(3.2)
Expiration of subordinated period	—	(408.3)	408.3	—	—	—
Balance as of March 31, 2017	$2,490.5	$(508.9)	$—	$(1,864.7)	$20.6	$137.5

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

1. Description of Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed on March 19, 2014 to own and operate assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our general partner is Shell Midstream Partners GP LLC (“general partner”).  References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc (“RDS”) and its controlled affiliates, other than us, our subsidiaries and our general partner. On November 3, 2014, we completed our Initial Public Offering (“IPO”), and our common units trade on the New York Stock Exchange under the symbol “SHLX.”

Description of Business

We are a fee-based, growth-oriented master limited partnership formed by Shell to own, operate, develop and acquire pipelines and other midstream assets. Our assets consist of interests in entities that own crude oil and refined products pipelines serving as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and to deliver refined products from those markets to major demand centers. As of March 31, 2017, we own interests in seven crude oil pipeline systems, three refined products systems, one natural gas gathering pipeline system and a crude tank storage and terminal system. The crude oil pipeline systems include the Auger Pipeline System (“Auger”), held by Pecten Midstream LLC (“Pecten”), Zydeco Pipeline Company LLC (“Zydeco”), Odyssey Pipeline LLC (“Odyssey”), Mars Oil Pipeline Company (“Mars”), Poseidon Oil Pipeline Company LLC (“Poseidon”), Proteus Oil Pipeline Company, LLC (“Proteus”), and Endymion Oil Pipeline Company, LLC (“Endymion”), and are strategically located along the Texas and Louisiana Gulf Coast and in the Gulf of Mexico. These systems link major onshore and offshore production areas with key refining markets. The refined products pipeline systems, which are held by Bengal Pipeline Company LLC (“Bengal”) and Colonial Pipeline Company (“Colonial”), connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York, and Explorer Pipeline Company (“Explorer”) which serves more than 70 major cities in 16 states from the Gulf Coast to the Midwest. The natural gas pipeline system, Cleopatra Gas Gathering Company, LLC (“Cleopatra”), brings Gulf of Mexico gas production to the market hub at Ship Shoal 332. The crude storage terminal, Lockport Terminal (“Lockport”), is located southwest of Chicago and serves Midwest refineries.

As of March 31, 2017, we own a 100% interest in Pecten, a 92.5% interest in Zydeco, a 50.0% interest in Bengal, a 49.0% interest in Odyssey, a 48.6% interest in Mars, a 36.0% interest in Poseidon, a 10.0% interest in Proteus, a 10.0% interest in Endymion, a 6.0% interest in Colonial, a 2.62% interest in Explorer and a 1.0% interest in Cleopatra. Each of Pecten and Zydeco is consolidated within our condensed consolidated financial statements as a subsidiary. The 7.5% ownership interest in Zydeco retained by SPLC is reflected as noncontrolling interest in our condensed consolidated financial statements. We account for each of our investments in Bengal, Odyssey, Mars, Poseidon, Proteus and Endymion using the equity method of accounting, and we account for each of our investments in Colonial, Explorer and Cleopatra using the cost method of accounting.

We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our pipelines and storage tanks and from income from our equity and cost method investments. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all majority owned and non-majority owned subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 include all adjustments we believe are necessary for a fair statement of the results for the interim periods. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our 2016 Annual Report.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2016 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2017.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-17 to Topic 810, Consolidation, making changes on how a reporting entity should treat indirect interests in an entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a variable interest entity. The update was effective for us as of January 1, 2017. The adoption of this update did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-07 to Topic 323, Investments - Equity Method and Joint Ventures, to eliminate the need for an entity to retroactively adopt the equity method of accounting when an investment becomes qualified for the use of the equity method of accounting due to an increase in level of ownership or degree of influence. The update was effective for us as of January 1, 2017. The adoption of this update did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The update allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We continue to evaluate our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. We have not yet selected a transition method nor have we determined the effect of the update on our consolidated results of operations, financial position or cash flows.

For additional information on accounting pronouncements issued prior to March 2017, refer to Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2016 Annual Report.

2. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

For a discussion of related party acquisition agreements, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2016 Annual Report.

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

•	the granting of a license from Shell to us with respect to using certain Shell trademarks and trade names.

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

Under the Omnibus Agreement, certain costs are indemnified by SPLC. The legal and environmental indemnifications are subject to individual $0.5 million deductibles, while we have an aggregate limit of $15.0 million, of which $10.7 million is remaining. As of March 31, 2017, only the environmental indemnification remains and it will expire in November 2017. During the three months ended March 31, 2017, we did not make any claims for indemnification under the Omnibus Agreement.

Tax Sharing Agreement

For a discussion of the Tax Sharing Agreement, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2016 Annual Report.

Other Agreements

In connection with the IPO and our acquisitions from Shell, we have entered into several customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements.

Noncontrolling Interest

Noncontrolling interest consists of SPLC's 7.5% retained ownership interest in Zydeco as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017 and 2016, SPLC owned a 7.5% and 37.5% noncontrolling interest in Zydeco, respectively.

Other Related Party Balances

Other related party balances consist of the following:

	March 31, 2017	December 31, 2016
Accounts receivable	$13.3	$10.1
Prepaid expenses	3.6	2.7
Accounts payable (1)	5.7	5.2
Deferred revenue	14.2	7.9
Accrued liabilities (2)	6.2	5.1
Debt payable (3)	685.3	686.0
Lease liability – related party	24.7	24.9

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.

(2) As of March 31, 2017, accrued liabilities reflects $2.9 million accrued interest, $1.4 million fuel accrual and $1.9 million other accrued liabilities. As of December 31, 2016, accrued liabilities reflects $2.6 million accrued interest, $1.6 million fuel accrual and $0.9 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $1.6 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively.

Related Party Credit Facilities

We have entered into three credit facilities with Shell Treasury Centre (West) Inc. (“STCW”), an affiliate of Shell: the Five Year Revolver, the Five Year Fixed Facility and the 364-Day Revolver. Zydeco has also entered into the Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 6—Related Party Debt.

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on terms consistent with those provided to third parties. Our transportation services revenue from related parties was $21.0 million and $23.3 million for the three months ended March 31, 2017 and 2016, respectively. Revenues related to storage services from related parties were $1.9 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, we converted excess allowance oil to cash through sales to affiliates of Shell and recognized a gain of $0.3 million and a loss of less than $0.1 million, respectively, from such sales in Operations and maintenance expense.

During the three months ended March 31, 2017, Zydeco, Bengal, Odyssey, Mars, Poseidon, Proteus, Endymion, Colonial, Explorer and Cleopatra paid cash distributions to us of $91.0 million, of which $39.8 million related to Zydeco. During the three months ended March 31, 2016, Zydeco, Bengal, Mars, Poseidon and Colonial paid cash distributions to us of $49.7 million, of which $20.6 million related to Zydeco.

For a discussion of services performed by SPLC and Shell on our behalf, see Note 1—Description of Business and Basis of Presentation—Basis of Presentation. During the three months ended March 31, 2017 and 2016, we were allocated $1.9 million and $1.3 million, respectively, of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the condensed consolidated statements of income.

Beginning July 1, 2014, Zydeco entered into an operating and management agreement (the “Management Agreement”) with SPLC under which SPLC provides general management and administrative services to us. We no longer receive allocated corporate expenses from SPLC or Shell. We will continue to receive direct and allocated field and regional expenses, including payroll expenses not covered under the Management Agreement. In addition, beginning October 1, 2015, Pecten entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC. These expenses are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. For a discussion of these agreements and other agreements between Pecten and SPLC, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2016 Annual Report.

A portion of our insurance coverage is provided by Shell with the remaining coverage by third-party insurers. The related party portion of insurance expense for the three months ended March 31, 2017 and 2016 was $1.7 million and $0.9 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three Months Ended March 31,
	2017	2016
Operations and maintenance - related parties	$8.5	$5.4
General and administrative - related parties (1)	6.4	5.7

(1) For the three months ended March 31, 2017 we incurred $2.0 million under the Management Agreement and $2.1 million under the Omnibus Agreement for the general and administrative fee. For the three months ended March 31, 2016 we incurred $1.9 million under the Management Agreement and $2.1 million under the Omnibus Agreement for the general and administrative fee.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three months ended March 31, 2017 and 2016 were $0.8 million and $0.6 million, respectively. Our share of defined contribution benefit plan costs for both the three months ended March 31, 2017 and 2016 were $0.3 million. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity and cost method investments in entities, including Odyssey, Mars, Colonial and Explorer in which Shell also owns interests. In some cases we may be required to make capital contributions or other payments to these entities.  See Note 3 – Equity Method Investments for additional details.

Reimbursements from Our General Partner

During the three months ended March 31, 2017, we filed claims for reimbursement from our Parent for our proportionate share of Zydeco directional drill project costs and expenses of $6.4 million. During the three months ended March 31, 2016, we received reimbursement from our Parent for our proportionate share of Zydeco directional drill costs and expenses of $0.1 million.

3. Equity Method Investments

Equity investments in affiliates comprise the following as of the dates indicated:

	March 31, 2017		December 31, 2016
	Ownership	Investment Amount	Ownership	Investment Amount
Bengal	50.0%	$76.7	50.0%	$76.1
Odyssey	49.0%	3.1	49.0%	3.0
Mars	48.6%	128.4	48.6%	130.2
Poseidon	36.0%	9.9	36.0%	13.2
Proteus	10.0%	18.3	10.0%	19.1
Endymion	10.0%	20.4	10.0%	20.8
		$256.8		$262.4

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of

March 31, 2017 and December 31, 2016, the unamortized basis differences included in our equity investments are $29.8 million and $30.9 million, respectively. The net amortization expense was $0.7 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Our equity investments in affiliates balance was affected by the following during the periods indicated:

	Three Months Ended March 31, 2017
	Distributions Received	Income from Equity Investments	Purchase Price Adjustment
Bengal	$4.7	$5.3	$—
Odyssey	4.2	4.3	—
Mars	23.3	21.5	—
Poseidon	10.1	6.8	—
Proteus	0.9	0.4	0.3
Endymion	0.7	0.4	0.1
	$43.9	$38.7	$0.4

	Three Months Ended March 31, 2016
	Distributions Received	Income from Equity Investments
Bengal	$6.3	$5.4
Mars	9.9	10.9
Poseidon	10.1	6.9
	$26.3	$23.2

The following tables present aggregated selected unaudited income statement data for our equity method investments (on a 100% basis):

	Three Months Ended March 31, 2017
	Total Revenues	Total Operating Expenses	Operating Income	Net Income
Statements of Income
Bengal	$17.8	$7.2	$10.6	$10.6
Odyssey	9.8	1.0	8.8	8.8
Mars	64.9	19.9	45.0	45.0
Poseidon	28.9	8.1	20.8	19.4
Proteus	7.9	3.1	4.8	4.5
Endymion	8.6	3.1	5.5	5.2

	Three Months Ended March 31, 2016
	Total Revenues	Total Operating Expenses	Operating Income	Net Income
Statements of Income
Bengal	$17.4	$6.4	$11.0	$11.0
Mars	57.3	18.5	38.8	38.8
Poseidon	27.4	6.6	20.8	19.7

The difference between operating income and net income represents interest expense or interest income.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	March 31, 2017	December 31, 2016
Land	—	$1.4	$1.4
Building and improvements	10 - 40 years	20.7	20.2
Pipeline and equipment (1)	10 - 30 years	591.4	589.7
Other	5 - 25 years	6.7	6.0
		620.2	617.3
Accumulated depreciation and amortization (2)		(245.7)	(239.5)
		374.5	377.8
Construction in progress		29.3	20.2
Property, plant and equipment, net		$403.8	$398.0

(1) As of March 31, 2017 and December 31, 2016, includes cost of $22.8 million related to assets under capital lease.
(2) As of March 31, 2017 and December 31, 2016, includes accumulated depreciation of $1.9 million and $1.6 million related to assets under capital lease, respectively.

Depreciation and amortization expense on property, plant and equipment for the three months ended March 31, 2017 and 2016 was $6.2 million and $5.9 million, respectively, and is included in cost and expenses in the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under capital lease.

5. Accrued Liabilities - Third Parties

Accrued liabilities - third parties consist of the following as of the dates indicated:

	March 31, 2017	December 31, 2016
Transportation, project engineering	$9.5	$3.5
Property taxes	2.1	0.6
Professional fees	0.4	0.3
Other accrued liabilities	0.7	1.2
Accrued liabilities - third parties	$12.7	$5.6

For a discussion of accrued liabilities - related parties, see Note 2—Related Party Transactions.

6. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	March 31, 2017	December 31, 2016
Five Year Fixed Facility, fixed rate, due March 1, 2022 (1)	$—	$—
Five Year Revolver, variable rate, due October 31, 2019 (2)	686.9	686.9
Zydeco Revolver, variable rate, due August 6, 2019 (3)	—	—
364-Day Revolver, variable rate, expired March 1, 2017 (4)	—	—
Unamortized debt issuance costs	(1.6)	(0.9)
Debt payable – related party	$685.3	$686.0

(1)	As of March 31, 2017, the entire $600.0 million capacity was available under the Five Year Fixed Facility.
(2) As of March 31, 2017, availability under the $760.0 million Five Year Revolver was $73.1 million.
(3) As of March 31, 2017, the entire $30.0 million capacity was available under the Zydeco Revolver.
(4) As of March 31, 2017, the 364-Day Revolver has expired.

For three months ended March 31, 2017 and 2016, interest and fee expenses associated with our borrowings were approximately $4.0 million and $2.1 million, respectively.

On March 29, 2016, we used cash on hand and net proceeds from sales of common units to third parties to repay $272.6 million of borrowings outstanding under the Five Year Revolver (as defined below) and all $137.4 million of borrowings outstanding under the 364-Day Revolver (as defined below). There were no additional borrowings or repayments during the quarter ended March 31, 2017.

Credit Facility Agreements

Five Year Fixed Facility

On March 1, 2017 we entered into a Loan Facility Agreement with STCW with a borrowing capacity of $600.0 million (the “Five Year Fixed Facility”). The Five Year Fixed Facility provides for covenants such as restricting additional indebtedness above certain levels for debt not loaned by STCW, requiring pari passu ranking with any new indebtedness, restrictions on creating security over the assets other than agreed by STCW and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, we cease to be controlled directly or indirectly by Shell, and cross-payment default (due to indebtedness in excess of $100.0 million). We may not repay or prepay amounts borrowed without the consent of the lender and amounts repaid or prepaid may not be re-borrowed.

We incurred an issuance fee of $0.7 million, which was paid on March 7, 2017. The Five Year Fixed Facility bears a fixed interest rate of 3.23% per annum. The Five Year Fixed Facility matures on March 1, 2022.

Five Year Revolver

On November 3, 2014, we entered into a five year revolving credit facility (the "Five Year Revolver") with STCW with an initial borrowing capacity of $300.0 million. On May 12, 2015, we amended and restated the Five Year Revolver to increase the borrowing capacity amount to $400.0 million and on September 27, 2016, we further amended and restated the Five Year Revolver to increase the amount of the facility to $760.0 million. In connection with the latest amendment and restatement of the Five Year Revolver, we paid an issuance fee of $0.6 million.

The Five Year Revolver, as amended and restated, provides for covenants such as restricting additional indebtedness above certain levels and requiring pari passu ranking with any new indebtedness, and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million).  Additionally, the Five Year Revolver provides that loans advanced under the facility can have a term ending on or before its maturity date.

Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. For the three months ended March 31, 2017, the weighted average interest rate for the Five Year Revolver was 2.3%. The Five Year Revolver also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Revolver agreement. The Five Year Revolver matures on October 31, 2019.

364-Day Revolver

On June 29, 2015, in connection with the acquisition done in July 2015, we entered into a second revolving credit facility (the “364-Day Revolver”) with STCW as lender with an initial borrowing capacity of $100.0 million and on November 11, 2015, we amended and restated the 364-Day Revolver to increase the borrowing capacity amount to $180.0 million. The 364-Day Revolver expired as of March 1, 2017.

Zydeco Revolving Credit Facility Agreement

On August 6, 2014, Zydeco entered into a senior unsecured revolving credit facility agreement with STCW (the “Zydeco Revolver”).  The facility has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term. The credit agreement governing the Zydeco Revolver provides for covenants such as requiring pari passu ranking with any new indebtedness and contains customary events of default, such as nonpayment of principal when due, nonpayment of interest, fees or other amounts, violation of covenants, and cross-payment default (due to indebtedness in excess of $100.0 million).

Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. As of March 31, 2017, the interest rate for the Zydeco Revolver was 2.6%. The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees. The Zydeco Revolver matures on August 6, 2019.

Any breach of covenants included in our debt agreements which could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and would likely require us to seek to renegotiate these debt arrangements with our related party lender and/or obtain new financing from other sources. As of March 31, 2017, we were in compliance with the covenants contained in the Five Year Fixed Facility and the Five Year Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

7. Equity

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. On February 28, 2017, we entered into an Amended and Restated Equity Distribution Agreement with the Managers named therein.

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

During the quarter ended March 31, 2017, we did not sell any common units under this program.

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

Units Outstanding

As of March 31, 2017, we had 177,317,444 common units outstanding, of which 88,367,308 were publicly owned. SPLC owned 88,950,136 common units, representing an aggregate 49.2% limited partner interest in us, all of the incentive distribution rights, and 3,618,723 general partner units, representing a 2.0% general partner interest in us.

The changes in the number of units outstanding from December 31, 2016 through March 31, 2017 are as follows:

	Public	SPLC	SPLC	General
(in units)	Common	Common	Subordinated	Partner	Total
Balance as of December 31, 2016	88,367,308	21,475,068	67,475,068	3,618,723	180,936,167
Expiration of subordination period	—	67,475,068	(67,475,068)	—	—
Balance as of March 31, 2017	88,367,308	88,950,136	—	3,618,723	180,936,167

Expiration of Subordination Period

On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Each of our 67,475,068 outstanding subordinated units converted into one common unit. As of March 31, 2017, and for any distribution of available cash in the 2017 periods, the converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units. The allocation of net income and cash distributions during the period were effected in accordance with terms of the partnership agreement.

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	IDR's	2%	Total
		(in millions, except per unit amounts)
February 11, 2016	December 31, 2015	$13.8	$4.7	$14.9	$1.2	$0.7	$35.3	$0.22000
May 12, 2016	March 31, 2016	17.9	5.1	15.8	2.0	0.9	41.7	0.23500
August 12, 2016	June 30, 2016	22.0	5.4	16.9	3.7	1.0	49.0	0.25000
November 14, 2016	September 30, 2016	23.3	5.7	17.8	6.0	1.1	53.9	0.26375
February 14, 2017	December 31, 2016	24.5	5.9	18.7	8.3	1.2	58.6	0.27700
May 12, 2017	March 31, 2017 (1)	25.7	25.9	—	10.7	1.3	63.6	0.29100

(1) For more information see Note 11— Subsequent Events.

Distributions to Noncontrolling Interest

Distributions to SPLC for its noncontrolling interest in Zydeco were $3.2 million and $12.4 million, respectively, for the three months ended March 31, 2017 and 2016. See Note 2—Related Party Transactions for additional details.

8. Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units, and to subordinated limited partner units in periods prior to the expiration of the subordination period, is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units and incentive distribution rights. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended March 31,
	2017	2016
Net income	$73.0	$68.0
Less:
Net income attributable to noncontrolling interests	2.2	12.7
Net income attributable to the Partnership	70.8	55.3
Less:
General Partner's distribution declared	12.0	2.9
Limited Partners' distribution declared on common units	51.6	23.0
Limited Partners' distribution declared on subordinated units	—	15.8
Income in excess of distributions	$7.2	$13.6

	Three Months Ended March 31, 2017
	General	Limited Partners'
	Partner	Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$12.0	$51.6	$63.6
Income in excess of distributions	0.1	7.1	7.2
Net income attributable to the Partnership	$12.1	$58.7	$70.8
Weighted average units outstanding (in millions) (1):
Basic and diluted		177.3
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.33

(1) The subordinated units converted into common units on February 15, 2017, and were considered outstanding common units for the entire period with respect to the weighted average number of units outstanding.

	Three Months Ended March 31, 2016
	General	Limited Partners'	Limited Partners'
	Partner	Common Units	Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$2.9	$23.0	$15.8	$41.7
Distributions in excess of income	0.2	7.5	5.9	13.6
Net income attributable to the Partnership	$3.1	$30.5	$21.7	$55.3
Weighted average units outstanding (in millions):
Basic and diluted		84.9	67.5
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.36	$0.32

9. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco. Income tax expense for the three months ended March 31, 2017 and 2016 were immaterial.

10. Commitments and Contingencies

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

As of March 31, 2017, and December 31, 2016, we did not have any material accrued liabilities associated with environmental clean-up costs.

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

Effective July 31, 2014, a rate case was filed against Zydeco with the FERC. The rate case was resolved by a settlement approved by FERC which established maximum rates for uncommitted (or non-contract) shippers effective December 1, 2015. The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). All expenses related to the FERC rate case were recognized prior to 2016. The shippers' settlements were paid in January 2016 and all related indemnifications were received.

Indemnification

Under our Omnibus Agreement, certain environmental liabilities, tax liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to the IPO are indemnified by SPLC. For more information, see Note 2 - Related Party Transactions.

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

11. Subsequent Events

We have evaluated events that have occurred after March 31, 2017, through the issuance of these condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.

Distribution

On April 19, 2017, the Board declared a cash distribution of $0.29100 per limited partner unit for the three months ended March 31, 2017. The distribution will be paid on May 12, 2017 to unitholders of record as of May 1, 2017.

April 2017 Divestiture

On April 28, 2017, we entered into a transaction to divest a small segment of our Zydeco pipeline system (the “April 2017 Divestiture”) to a related party as part of the Motiva JV separation. We determined that the 5.5-mile pipeline segment that connects Port Neches to the Port Arthur Refinery is not strategic to the overall Zydeco pipeline system. The total transaction price was $21.0 million.

May 2017 Acquisition

On May 4, 2017, we entered into a purchase and sale agreement with Shell Chemical LP (“Shell Chemical”), Shell GOM Pipeline Company LP and SPLC to acquire a 100% interest in the following assets for $630.0 million: (1) a network of approximately 100-miles of pipeline connecting Shell Chemical sites to multiple refineries along the Gulf Coast; (2) approximately 128-miles of pipeline aggregating volumes from five pipelines and delivering volumes to key onshore markets, which we refer to as the Delta Pipeline; and (3) a pipeline system of approximately 75-miles located in the Eastern Gulf of Mexico serving as a host to eight different subsea fields and connecting to the Delta Pipeline, which we refer to as the Na Kika Pipeline (collectively, the “May 2017 Acquisition”). We expect to complete the May 2017 Acquisition on or around May 10, 2017, subject to customary closing conditions. We expect to fund the May 2017 Acquisition with a combination of borrowings under our credit facilities and cash on hand.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes in this quarterly report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual

Report”) and the consolidated financial statements and related notes therein. Our 2016 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in our 2016 Annual Report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

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

For a description of our assets, see Part I, Item 1 - Business and Properties in our 2016 Annual Report.

2017 developments include:

•
Increase in Borrowing Capacity. We had a net increase in our borrowing capacity of $420.0 million. On March 1, 2017, we entered into a loan facility agreement with Shell Treasury Centre (West), Inc (“STCW”) with a borrowing capacity of $600.0 million (the “Five Year Fixed Facility”). On March 1, 2017, our 364-day revolving credit facility with STCW with a borrowing capacity of $180.0 million (“364-Day Revolver”) expired.

•
Expiration of Subordination Period. On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Each of our 67,475,068 outstanding subordinated units converted into one common unit. The converted units will participate pro rata with the other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units. The allocation of net income and cash distributions during the period were effected in accordance with terms of our partnership agreement.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminaling and storing crude oil and refined petroleum products at our terminals and storage facilities. We generally do not own any of the crude oil or refined petroleum products we handle, nor do we engage in the trading of these commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

Executive Overview

Net income was $73.0 million and net income attributable to the Partnership was $70.8 million during the three months ended March 31, 2017. We generated cash from operations of $93.5 million. As of March 31, 2017, we had cash and cash equivalents of $154.6 million, total debt (before amortization of issuance cost) of $686.9 million, and unused capacity under our credit facilities of $703.1 million.

Our 2017 operations and strategic initiatives demonstrate our continuing focus on our business strategies:

•
Operational Excellence. Our first priority is the safety, reliability and efficiency of our operations. SPLC, the operator of our Shell-operated assets, is an industry-recognized operator with over 100 years’ experience in the pipeline business. We benefit from Shell’s leadership in operational excellence and leverage Shell’s industry leading operating and asset integrity processes.

•
Fee-based businesses supported by long-term contracts with creditworthy counterparties. We are focused on generating stable and predictable cash flows by providing fee-based transportation and midstream services to Shell and third parties. We believe these agreements will substantially mitigate volatility in our cash flows by reducing our direct exposure to commodity price fluctuations.

•
Growth through strategic acquisitions in key geographies. We plan to continue to pursue strategic acquisitions of assets from Shell and third parties. We believe our sponsor, Shell, will offer us opportunities to purchase additional midstream assets that it currently owns or that it may acquire or develop in the future. We also may have opportunities to pursue the acquisition or development of additional assets jointly with Shell.

•
Optimize existing assets and pursue organic growth opportunities. We will seek to enhance the profitability of our existing assets by pursuing opportunities to increase throughput and storage volumes, by expanding our midstream service offerings and by managing costs and improving operating efficiencies. We also intend to consider opportunities to increase our revenues by evaluating and capitalizing on organic expansion projects. We pursue a corridor strategy in the offshore, owning the trunk pipelines that aggregate and transport produced volumes to major onshore markets. These corridors are designed to maintain relatively constant to growing volumes despite individual well and field declines by attracting new Gulf of Mexico production. Producers in new fields seek to reduce their costs and improve their market access by connecting to existing corridors.

How We Generate Revenue

Crude Oil Pipelines

Onshore Crude Pipeline

Our Zydeco pipeline system generates the majority of its revenue from transportation services agreements. Zydeco also transports volumes on a spot basis.

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

When our transportation services agreements expire, they will most likely be replaced with throughput and deficiency agreements. Throughput and deficiency agreements establish a minimum annual average volume for each year during a fixed period. If the customer falls below the minimum volume in a year, it is required to pay a deficiency payment equal to the difference at the end of the year, which may impact the timing of cash flows. Under current regulations, the rate under a throughput and deficiency agreement may be less than the equivalent spot rate, however, we are unable to predict the impact on revenues due to the effect of market conditions on contract negotiations. Typically, surplus volumes in a year can be reserved for use in subsequent years where there is a deficiency. We refer to our transportation services agreements and throughput and deficiency agreements as “ship-or-pay” contracts.

Offshore Crude Pipelines

Our offshore crude pipelines generate revenue under three types of long-term transportation agreements: life-of-lease agreements, life-of-lease agreements with a guaranteed return and buy-sell agreements. Some crude oil also moves on our offshore pipelines under posted tariffs. In addition, Mars charges inventory management fees.

Our life-of-lease agreements have a term equal to the life of the applicable mineral lease. Our life-of-lease agreements require producers to transport all production from the specified fields connected to the pipeline for the entire life of the lease.

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

Product Loss Allowance

The majority of our long-term transportation agreements and tariffs for crude oil transportation include product loss allowance (“PLA”). PLA is an allowance for volume losses due to measurement difference set forth in crude oil transportation agreements, including long-term transportation agreements and tariffs for crude oil shipments. PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. The PLA provides additional income for us if product losses on our pipelines are within the allowed levels; however, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within the allowed levels, and we sell that product several times per year at prevailing market prices.

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

Terminals and Storage Facilities

At Lockport, our storage tanks are utilized at approximately 80% capacity via three service and throughput contracts.  One of the contracts expired in early 2017 and has been extended for one year under revised terms, and another will expire on December 31, 2017 and is currently under re-negotiation.  The third contract expires on December 31, 2019.  In addition to these three contracts, we are actively developing new business for the facility.

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

Contracted Capacity and Throughput

The amount of revenue our assets generate primarily depends on our long-term transportation and storage service agreements with shippers and the volumes of crude oil and refined products that we handle through our pipelines and storage tanks. If shippers do not meet the minimum contracted volume commitments under our ship-or-pay contracts, we have the right to charge for reserved capacity or for deficiency payments as described in “How We Generate Revenue.” Our assets also earn revenue by shipping crude oil and refined products on a spot rate basis in accordance with our tariff or posted rate sheets and under buy-sell agreements.

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

The GAAP measures most directly comparable to Adjusted EBITDA and Cash Available for Distribution are net income and net cash provided by operating activities. Adjusted EBITDA and Cash Available for Distribution should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Please refer to “Results of Operations - Reconciliation of Non-GAAP Measures” for the reconciliation of GAAP measures net income and cash provided by operating activities to non-GAAP measures, Adjusted EBITDA and Cash Available for Distribution.

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, depreciation, amortization and accretion, plus cash distributed to us from equity investments for the applicable period, less income from equity investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices declined substantially during 2015 and have fluctuated throughout 2016 and 2017. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from long-term fee based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. We have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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

Other Changes in Customers’ Volumes

Zydeco volumes were higher in the Current Quarter versus the Comparable Quarter, primarily to Louisiana markets. The increase was driven by a new joint tariff agreement entered into in September 2016 with a connecting carrier which provided incremental capacity to Louisiana market hubs. Additionally, volumes have increased due to connections with multiple pipelines out of the Houston and Nederland/Port Neches areas of Texas seeking access to the Louisiana refining market. Completion of the Port Neches connection to the Sunoco Nederland terminal and the joint tariff agreement are expected to continue enhancing volumes able to access the important Clovelly and St. James, Louisiana markets. However, Zydeco experienced lower volumes in the Current Quarter to Nederland and Lake Charles due to the use of an alternate competing route by certain shippers.

Transportation volumes on Auger were lower in the Current Quarter versus the Comparable Quarter due to declining production volumes. In addition, certain connected producers directed flow to other markets in response to local market pricing changes.

Transportation volumes at Lockport were lower in the Current Quarter versus the Comparable Quarter due to a reduction in Lockport storage volume and a competitor pipeline that connects to Patoka. Of the three service and throughput contracts at Lockport, one contract expired in early 2017 and has been extended for one year under revised terms, and another will expire on December 31, 2017 and is currently under re-negotiation.  The third contract expires on December 31, 2019.  In addition to these three contracts, we are actively developing new business for the facility.

Although Mars experienced higher demand for storage as shippers took advantage of the contango market in the first two months of 2017, shippers have recently moved volume out of storage thereby increasing transportation volumes. Overall, receipts into Mars were materially stronger during the Current Quarter versus the Comparable Quarter due to receipts from a connecting system and stronger performance from wells in the Mars corridor.

Looking forward to the second quarter of 2017, we expect our customers' planned maintenance activity will cause a decrease in volumes. Additionally, we expect an increase in planned maintenance projects on our assets. As a result, there could be an adverse effect on Cash Available for Distribution of between an estimated $9.0 million and $12.0 million, as compared to the first quarter of 2017. Also in the second quarter, we received proceeds of $21.0 million from the sale of a 5.5-mile segment of our Zydeco pipeline system.

Major Maintenance Projects

We currently have two major maintenance projects in 2017.

On the Zydeco pipeline system we are in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). In December 2016, the necessary permits were received and the directional drill project commenced in January 2017 allowing for performance of the work during optimal weather and water conditions. Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project, of which approximately $22.2 million would be attributable to our ownership share. From late 2015 through March 31, 2017, Zydeco incurred $10.3 million of capitalized costs related to this project. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses with respect to the project. We intend to finance our pro rata share of these expenditures which are not covered by reimbursement by SPLC from cash on hand or borrowings under our working capital facility. During the three months ended March 31, 2017, we filed claims for reimbursement from SPLC of $6.4 million.

We expect Lockport’s maintenance capital expenditures to be approximately $3.8 million in 2017. This includes electrical improvements, tank inspections and maintenance.

Major Expansion Projects

Zydeco is planning a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We plan to build two 250,000 barrel working tanks at the existing Houma facility for a total of $44.1 million, of which $19.3 million is associated with 2017 activity. The remaining spend is currently estimated for 2018. During the three months ended March 31, 2017, Zydeco incurred $3.6 million of capitalized costs related to this project. The scope includes interconnecting piping, dike expansion and associated facility work.

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

Our storage terminal competes with surrounding providers of storage tank services. Some of our competitors have expanded terminals and built new pipeline connections, and third parties may construct pipelines that bypass our location. These, or similar events, could have a material impact on our operations.

Regulation

Our assets are subject to regulation by various federal, state and local agencies.

Under its current policy, FERC permits regulated interstate oil and gas pipelines, including those owned by master limited partnerships, to include an income tax allowance in their cost of service used to calculate cost-based transportation rates. The allowance is intended to reflect the actual or potential tax liability attributable to the regulated entity’s operating income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of Appeals for the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. Following the D.C. Circuit’s decision, FERC issued a Notice of Inquiry on December 15, 2016 in Docket No. PL17-1-000 requesting comments regarding how to address any double recovery from FERC’s current income tax allowance and rate of return policies. Initial comments were filed on March 8, 2017, and reply comments were filed on April 7, 2017. The outcome of this proceeding could affect FERC’s income tax allowance policy for cost-based rates charged by regulated pipelines going forward. To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.

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

Initial comments were filed on January 19, 2017, and reply comments were filed on March 17, 2017. We will continue to monitor developments in this area.

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2016 Annual Report.

Acquisition Opportunities

We plan to continue to pursue acquisitions of complementary assets from SPLC and other subsidiaries of Shell, as well as from third parties. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism over the next few years. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we will be well positioned to acquire midstream assets from SPLC, other subsidiaries of Shell, and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Seasonality

We do not expect our operations will be subject to significant seasonal variation in demand or supply.

Results of Operations

The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and Cash Available for Distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated. Adjusted EBITDA and Cash Available for Distribution should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Adjusted EBITDA and Cash Available for Distribution have important limitations as an analytical tool because it excludes some, but not all, items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or Cash Available for Distribution in isolation or as a substitute for analysis of our results as reported under GAAP. Please read “How We Evaluate Our Operations-Adjusted EBITDA and Cash Available for Distribution.”

Results of Operations

	Three Months Ended March 31,
	2017	2016
(in millions of dollars)
Revenue	$70.2	$76.7
Costs and expenses
Operations and maintenance	21.4	14.8
General and administrative	8.0	7.8
Depreciation, amortization and accretion	6.2	5.9
Property and other taxes	2.8	3.2
Total costs and expenses	38.4	31.7
Operating income	31.8	45.0
Income from equity investments	38.7	23.2
Dividend income from cost investments	7.3	2.8
Investment and dividend income	46.0	26.0
Interest expense, net	4.8	3.0
Income before income taxes	73.0	68.0
Income tax expense	—	—
Net income	73.0	68.0
Less: Net income attributable to noncontrolling interests	2.2	12.7
Net income attributable to the Partnership	$70.8	$55.3
General partner's interest in net income attributable to the Partnership	$12.1	$3.1
Limited Partners' interest in net income attributable to the Partnership	$58.7	$52.2
Adjusted EBITDA attributable to the Partnership(1)	$86.6	$65.5
Cash available for distribution(1)	$90.5	$59.7

(1) Please read “Reconciliation of Non-GAAP Measures.”

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day) (1)	2017	2016
Zydeco – Mainlines	592	559
Zydeco – Other segments	555	361
Zydeco total system	1,147	920
Mars total system	440	295
Bengal total system	579	567
Poseidon total system	260	250
Auger total system	92	136
Odyssey total system	114	108
Other systems	337	—

Terminals (2)
Lockport terminaling throughput and storage volumes	209	218

Revenue per barrel ($ per barrel)
Zydeco total system (3)	$0.54	$0.64
Mars total system (3)	1.46	1.78
Bengal total system (3)	0.34	0.33
Auger total system (3)	1.14	1.30
Odyssey total system (3)	0.95	0.96
Lockport total system (4)	0.24	0.23

(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I - Business and Properties - Our Assets and Operations in our 2016 Annual Report.
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

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$73.0	$68.0
Add:
Depreciation, amortization and accretion	6.2	5.9
Interest expense, net	4.8	3.0
Income tax expense	—	—
Cash distribution received from equity investments	43.9	26.3
Less:
Income from equity investments	38.7	23.2
Adjusted EBITDA	89.2	80.0
Less:
Adjusted EBITDA attributable to noncontrolling interests	2.6	14.5
Adjusted EBITDA attributable to the Partnership	86.6	65.5
Less:
Net interest paid attributable to the Partnership	4.8	2.1
Income taxes paid attributable to the Partnership	—	—
Maintenance capex attributable to the Partnership	5.2	2.7
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	7.5	(1.1)
Reimbursements from Parent included in partners' capital	6.4	0.1
Cash available for distribution attributable to the Partnership (1)	$90.5	$59.7

(1) Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $84.1 million for the three months ended March 31, 2017 and $59.6 million for the three months ended March 31, 2016.

	Three Months Ended March 31, 2017
	2017	2016
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$93.5	$72.4
Add:
Interest expense, net	4.8	3.0
Income tax expense	—	—
Return of investment	6.0	4.1
Less:
Deferred revenue	8.5	(1.8)
Non-cash interest expense	—	0.1
Change in other assets and liabilities	6.6	1.2
Adjusted EBITDA	89.2	80.0
Less:
Adjusted EBITDA attributable to noncontrolling interests	2.6	14.5
Adjusted EBITDA attributable to the Partnership	86.6	65.5
Less:
Net interest paid attributable to the Partnership	4.8	2.1
Income taxes paid attributable to the Partnership	—	—
Maintenance capex attributable to the Partnership	5.2	2.7
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	7.5	(1.1)
Reimbursements from Parent included in partners' capital	6.4	0.1
Cash Available for Distribution attributable to the Partnership (1)	$90.5	$59.7
(1) Excluding non-recurring items (reimbursements from Parent), cash available for distribution attributable to the Partnership would be $84.1 million for the three months ended March 31, 2017 and $59.6 million for the three months ended March 31, 2016.

Three Months Ended March 31, 2017 (“Current Quarter”) compared to the Three Months Ended March 31, 2016 (“Comparable Quarter”)

Revenues

Total revenue decreased by $6.5 million in the Current Quarter, or 8.5%, comprised of $6.3 million attributable to transportation services revenue and by $0.2 million related to storage service revenue.

Transportation services revenue for Pecten decreased by $6.5 million primarily attributable to expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line and a decrease in volume due to declining production on certain wells in the Current Quarter. Lockport storage services revenue decreased by $0.2 million related to a reduction in storage volume in the Current Quarter.

Transportation services revenue for Zydeco increased by $0.2 million, primarily attributable to a $1.9 million increase related to delivered volumes, partially offset by a $1.7 million decrease in expiring credits on committed transportation agreements. The increase in volumes was attributable to a new joint tariff agreement entered into in September 2016 with a connecting carrier, changes in certain customers’ sourcing strategies, and maintenance at certain refineries in the Comparable Quarter, offset by a decrease in spot rates due to the FERC settlement.

Costs and Expenses

Total costs and expenses increased $6.7 million in the Current Quarter due to $6.6 million in operations and maintenance expense, $0.3 million of higher depreciation due to the completion of certain projects and $0.2 million of general and administrative expense. These increases are partially offset by $0.4 million of lower property taxes due to changes in Zydeco property tax appraisal estimates.

Operations and maintenance expense increased by $6.6 million due to losses on pipeline operations related to allowance oil, a new joint tariff agreement entered into in September 2016, higher insurance costs related to additional interests in assets acquired over the course of 2016, and higher maintenance costs.

General and administrative expense increased by $0.2 million primarily due to higher salaries, partially offset by lower professional fees.

Investment and Dividend Income

Investment and dividend income is comprised of earnings from our equity investments and the dividend income from our cost investments. The Current Quarter earnings from our equity investments increased by $15.5 million primarily due to higher revenue on Mars, coupled with our acquisitions of an additional 20.0% interest in Mars, as well as a 49.0% interest in Odyssey and 10.0% interests in Proteus and Endymion in the latter half of 2016. The increase of $4.5 million in dividend income is due to our acquisition in 2016 of an additional 3.0% interest in Colonial, a 2.62% interest in Explorer and a 1.0% interest in Cleopatra.

Interest Expense

Interest expense increased by $1.8 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus Comparable Quarter.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our credit facilities. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of March 31, 2017 was $857.7 million consisting of $154.6 million cash and cash equivalents and $703.1 million of available capacity under our credit facilities.

Credit Facility Agreements

We have entered into the Five Year Fixed Facility and the Five Year Revolver with borrowing capacities of $600.0 million and $760.0 million, respectively. In addition, Zydeco has entered into the Zydeco Revolver with a borrowing capacity of $30.0 million.

Borrowings under the Five Year Revolver and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the three months ended March 31, 2017 and 2016 was 2.3% and 1.8%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total debt of $686.9 million as of March 31, 2017 would increase our consolidated annual interest expense by approximately $0.9 million. Our current interest rates for outstanding and future borrowings are 2.3% under our Five Year Revolver and 2.6% under the Zydeco Revolver. Borrowings under the Five Year Fixed Facility bear interest at 3.23% per annum.

The Five Year Revolver, the Five Year Fixed Facility and the Zydeco Revolver mature on October 31, 2019, March 1, 2022 and August 6, 2019 respectively. We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

The 364-Day Revolver matured on March 1, 2017. There was no balance outstanding during the period.

As of March 31, 2017, we were in compliance with the covenants contained in the Five Year Revolver and the Five Year Fixed Facility, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

For additional information on our credit facilities, refer to Note 6 - Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Equity Registration Statements

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units of up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3. On February 28, 2017, we entered into an Amended and Restated Equity Distribution Agreement with the Managers named therein.

During the quarter ended March 31, 2016, we completed the sale of 750,000 common units under this program for $25.4 million net proceeds ($25.5 million gross proceeds, or an average price of $34.00 per common unit, less $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to our general partner for $0.5 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and the 364-Day Revolver and for general partnership purposes. During the quarter ended March 31, 2017, we did not sell any common units under this program.

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

Cash Flows

Operating Activities. We generated $93.5 million in cash flow from operating activities in the Current Quarter compared to $72.4 million in the Comparable Quarter. The increase was primarily driven by increases in investment income, working capital and deferred revenue, partially offset by a decrease in operating income and an increase in interest expense in the Current Quarter.

Investing Activities. Our cash flow used in investing activities was $0.9 million in the Current Quarter compared to $0.6 million in the Comparable Quarter. The increase in cash flow used in investing activities was primarily due to higher expansion capital expenditures on Zydeco in the Current Quarter, partially offset by an increase in return of investment and a purchase price adjustment received related to the acquisition in December 2016.

Financing Activities. Our cash flow used in financing activities was $59.9 million in the Current Quarter compared to $26.8 million used in the Comparable Quarter. The increase in cash flow used in financing activities was primarily due to an increase in distributions paid to the unitholders and the general partner in the Current Quarter and net proceeds from public offerings in the Comparable Quarter. These increases were partially offset by the repayment of borrowings under our revolving credit facilities in the Comparable Quarter and a decrease in distributions to noncontrolling interest.

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

We incurred capital expenditures of $12.0 million and $5.1 million for the Current Quarter and the Comparable Quarter, respectively. The increase in capital expenditures is primarily due to the directional drill project and the Houma tank expansion project for Zydeco, and electrical improvements for Lockport in the Current Quarter.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended March 31,
	2017	2016
(in millions of dollars)
Expansion capital expenditures	$1.8	$1.3
Maintenance capital expenditures	5.5	3.4
Total capital expenditures paid	7.3	4.7
Increase in accrued capital expenditures	4.7	0.4
Total capital expenditures incurred	$12.0	$5.1

We expect total capital expenditures to be approximately $55.2 million for 2017, a summary of which is shown in the table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	Three Months Ended March 31, 2017	Nine Months Ended December 31, 2017	Total Expected 2017 Capital Expenditures
(in millions of dollars)
Expansion capital expenditures
Zydeco	$3.6	$15.7	$19.3
Lockport	—	2.5	2.5
Total expansion capital expenditures	3.6	18.2	21.8
Maintenance capital expenditures
Zydeco	7.2	21.8	29.0
Lockport	1.1	2.7	3.8
Auger	0.1	0.5	0.6
Total maintenance capital expenditures	8.4	25.0	33.4
Total capital expenditures	$12.0	$43.2	$55.2

We currently expect Zydeco’s maintenance capital expenditures to be approximately $29.0 million for 2017. Approximately $14.8 million is for the directional drill project. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three months ended March 31, 2017, Zydeco has incurred $6.9 million capitalized costs related to this project, of which $6.4 million is reimbursable, and $0.3 million on various maintenance and pipeline integrity projects. Zydeco's remaining maintenance capital expenditures of approximately $14.2 million for 2017 are related to various Houma maintenance and pipeline integrity projects.

We expect Auger and Lockport’s maintenance capital expenditures to be approximately $4.4 million for 2017. This includes $3.8 million for electrical improvements and tank inspections for Lockport and $0.6 million for piping modifications for Auger. During the three months ended March 31, 2017, we incurred $1.1 million related to these Lockport projects and $0.1 million related to these Auger projects.

We currently expect Zydeco’s expansion capital expenditures to be $19.3 million for 2017 for the Houma tank expansion project. During the three months ended March 31, 2017, Zydeco has incurred $3.6 million related to this Houma project. We expect expansion capital expenditures for Lockport to be approximately $2.5 million for a new pipeline connection and Auger's expansion capital expenditures to remain immaterial.

With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Contractual Obligations

A summary of our contractual obligations, as of March 31, 2017, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$0.6	$0.5	$0.1	$—	$—
Capital lease for Port Neches storage tanks (1)	72.8	5.0	10.1	10.1	47.6
Joint tariff agreement	48.4	5.1	10.3	10.3	22.7
Debt obligation (2)	686.9	—	686.9	—	—
Total	$808.7	$10.6	$707.4	$20.4	$70.3

(1) Includes $39.2 million in interest, $22.8 million in principal and $10.8 million in executory costs.
(2) See Note 6 - Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

Environmental Matters and Compliance Costs

We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to obtain permits or other approvals to conduct regulated activities, remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or install additional pollution control equipment on our equipment and facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. For additional information, refer to FERC and State Common Carrier Regulations Part I, Items 1 and 2. Business and Properties in our 2016 Annual Report.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates in our 2016 Annual Report. As of March 31, 2017, there have been no significant changes to our critical accounting policies and estimates since our 2016 Annual Report was filed.

Recent Accounting Pronouncements

Please refer to Note 1- Description of Business and Basis of Presentation in the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and new accounting pronouncements.

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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations and system maintenance programs, including pipeline integrity management program testing and related repairs.

•	Changes in tax status.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.

•	Changes in, and availability to us, of the equity and debt capital markets.

•	The factors generally described in Part I, Item 1A. Risk Factors of our 2016 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2017 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding legal proceedings is set forth in Note 10—Commitments and Contingencies to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors relating to us are discussed in Part I, Item 1A, Risk Factors in our 2016 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report.

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

As a result of the suspension of U.S. and European Union (EU) sanctions, the RDS Group is considering potential opportunities in Iran and, in September 2016, opened an office in Iran.

The RDS Group maintains accounts with Bank Karafarin, where its cash deposits (balance of $2.8 million at March 31, 2017) generated non-taxable interest income of $0.1 million in the first quarter of 2017. The RDS Group paid Bank Karafarin $8 in bank charges in the first quarter of 2017.

At March 31, 2017, the RDS Group has a receivable of $10.5 million outstanding with the National Iranian Oil Company (“NIOC”) associated with the RDS Group’s previous upstream activities conducted prior to the EU sanctions.

In December, 2016, RDS Group subsidiary Shell Eastern Trading (Pte) Ltd (SETL) purchased two cargoes of crude oil from NIOC for $103 million and $106 million, respectively. Both cargoes were paid for in February 2017. These cargoes were subsequently sold to an RDS Group refinery, resulting in net profits of $1.6 million and $1.8 million, respectively. The RDS Group intends to continue to consider business opportunities with NIOC, including the purchase and trading of crude oil.

During the first quarter of 2017, the RDS Group paid $990 to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the first quarter of 2017, RDS Group employees met with Iranian officials in Iran. In relation to these travelling RDS Group employees, $5,282 was paid to Iranian authorities for visas, airport services and exit fees, $45 was paid to Bimeh Insurance Company for travel insurance, $1,253 was paid to Iranian airlines for flight tickets, and $298 was paid to Iranian hotels. The RDS Group also discovered $224 in travel visa costs in relation to 2016 that was not previously disclosed. In addition, the RDS Group paid $13,875 in conference registration fees for conferences attended by RDS Group employees. The conferences attended are Petroleum Conference - Iran 2017, Iran Renewable Energy Commercial Conference and Iranian Petroleum and Energy Club Congress and Exhibition. There was no gross revenue or net profit associated with these transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

In the first quarter of 2017, through the RDS Group subsidiary Deheza S.A.I.C.F.el., the RDS Group provided downstream retail services to the Iranian Embassy in Argentina. This transaction generated gross revenue of $156 and an estimated net profit of $22. The RDS Group has no contractual agreement with this embassy.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Shell Midstream Partners Loan Facility Agreement, dated as of March 1, 2017, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	2/28/2017	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2017	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Shell Midstream Partners Loan Facility Agreement, dated as of March 1, 2017, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	2/28/2017	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X