Form 10-Q
period 2017-09-30
Shell Midstream Partners, L.P.
filed 2017-11-03
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The registrant had 187,782,369 common units outstanding as of November 3, 2017.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016 (1)
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$171.9	$121.9
Accounts receivable – third parties, net	12.9	20.8
Accounts receivable – related parties	16.2	12.1
Allowance oil	10.7	11.7
Prepaid expenses	1.2	6.5
Total current assets	212.9	173.0
Equity method investments	253.8	262.4
Property, plant and equipment, net	608.9	610.6
Cost investments	39.8	39.8
Other assets	1.3	0.6
Total assets	$1,116.7	$1,086.4
LIABILITIES
Current liabilities
Accounts payable – third parties	$2.5	$4.1
Accounts payable – related parties	10.5	5.4
Deferred revenue – third parties	6.5	6.0
Deferred revenue – related parties	20.8	7.9
Accrued liabilities – third parties	17.2	6.9
Accrued liabilities – related parties	5.9	5.1
Total current liabilities	63.4	35.4
Noncurrent liabilities
Debt payable – related party	1,000.6	686.0
Lease liability	24.4	24.9
Asset retirement obligations	1.4	1.4
Other unearned income	2.7	2.1
Total noncurrent liabilities	1,029.1	714.4
Total liabilities	1,092.5	749.8
Commitments and Contingencies (Note 11)
EQUITY
Common unitholders – public (98,832,233 and 88,367,308 units issued and outstanding as of September 30, 2017 and December 31, 2016)	2,770.4	2,485.7
Common unitholder – SPLC (88,950,136 and 21,475,068 units issued and outstanding as of September 30, 2017 and December 31, 2016)	(510.2)	(124.1)
Subordinated unitholder – SPLC (zero and 67,475,068 units issued and outstanding as of September 30, 2017 and December 31, 2016)	—	(389.6)
General partner – SPLC (3,832,293 and 3,618,723 units issued and outstanding as of September 30, 2017 and December 31, 2016)	(2,256.8)	(1,873.7)
Total partners' capital	3.4	98.3
Noncontrolling interest	20.8	21.6
Net parent investment	—	216.7
Total equity	24.2	336.6
Total liabilities and equity	$1,116.7	$1,086.4
(1) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (2)	2017 (1)	2016 (2)
	(in millions of dollars, except per unit data)
Revenue
Transportation services and storage - third parties	$52.9	$53.8	$163.7	$174.9
Transportation services and storage - related parties	29.8	28.1	82.5	86.0
Lease revenue - related parties	11.7	—	19.4	—
Total revenue	94.4	81.9	265.6	260.9
Costs and expenses
Operations and maintenance – third parties	25.8	14.1	64.3	41.7
Operations and maintenance – related parties	8.4	7.5	26.6	22.6
General and administrative – third parties	1.0	2.2	5.6	6.4
General and administrative – related parties	8.6	7.4	25.2	22.3
Depreciation, amortization and accretion	8.9	9.1	28.0	27.1
Property and other taxes	3.6	2.6	11.2	10.3
Total costs and expenses	56.3	42.9	160.9	130.4
Operating income	38.1	39.0	104.7	130.5
Income from equity investments	41.2	21.4	117.1	70.2
Dividend income from cost investments	4.8	4.2	18.3	11.6
Other income	0.1	—	0.1	—
Investment, dividend and other income	46.1	25.6	135.5	81.8
Interest expense, net	9.7	2.8	22.0	7.8
Income before income taxes	74.5	61.8	218.2	204.5
Income tax expense	—	—	—	—
Net income	74.5	61.8	218.2	204.5
Less: Net income attributable to Parent	—	3.0	3.0	11.4
Less: Net income attributable to noncontrolling interests	1.9	2.5	6.3	17.7
Net income attributable to the Partnership	$72.6	$56.3	$208.9	$175.4
General partner's interest in net income attributable to the Partnership	$17.6	$7.2	$44.0	$15.3
Limited Partners' interest in net income attributable to the Partnership	$55.0	$49.1	$164.9	$160.1

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.31	$0.28	$0.93	$0.98
Subordinated	$—	$0.28	$—	$0.93

Distributions per Limited Partner Unit	$0.3180	$0.2638	$0.9131	$0.7488

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units – public	90.2	88.3	89.0	77.7
Common units – SPLC	89.0	21.5	89.0	21.5
Subordinated units – SPLC	—	67.5	—	67.5
(1) The financial information for the nine months ended September 30, 2017 reflects adjustments for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations from January 1, 2017 through May 9, 2017.
(2) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017 (1)	2016 (2)
	(in millions of dollars)
Cash flows from operating activities
Net income	$218.2	$204.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	28.0	27.1
Non-cash interest expense	0.3	0.2
Allowance oil reduction to net realizable value	0.3	—
Undistributed equity earnings	(4.1)	2.7
Changes in operating assets and liabilities
Accounts receivable	(0.9)	7.3
Allowance oil	(1.7)	(3.8)
Prepaid expenses and other assets	4.4	5.0
Accounts payable	3.6	(2.3)
Deferred revenue	14.0	(0.4)
Accrued liabilities	13.9	8.2
Net cash provided by operating activities	276.0	248.5
Cash flows from investing activities
Capital expenditures	(35.5)	(28.8)
Acquisitions	(200.7)	(120.0)
Purchase price adjustment	0.4	—
Return of investment	12.3	9.6
April 2017 Divestiture	0.8	—
Net cash used in investing activities	(222.7)	(139.2)
Cash flows from financing activities
Net proceeds from public offerings	277.9	818.1
Borrowing under credit facility	580.0	296.7
Contributions from general partner	5.8	9.8
Repayment of credit facilities	(265.0)	(410.0)
Capital distributions to general partner	(429.3)	(599.2)
Distributions to noncontrolling interest	(8.6)	(17.1)
Distributions to unitholders and general partner	(190.4)	(126.0)
Net distributions to Parent	(6.3)	(16.9)
Other contributions from Parent	13.6	3.1
Proceeds from April 2017 Divestiture	20.2	—
Capital lease payments	(0.5)	—
Credit facility issuance costs	(0.7)	—
Net cash used in financing activities	(3.3)	(41.5)
Net increase in cash and cash equivalents	50.0	67.8
Cash and cash equivalents at beginning of the period	121.9	93.0
Cash and cash equivalents at end of the period	$171.9	$160.8
Supplemental cash flow information
Non-cash investing and financing transactions
Net assets not contributed to the Partnership	$(12.7)	$—
Change in accrued capital expenditures	1.5	(5.3)
Other non-cash contributions from Parent	1.5	0.3
Other non-cash capital distributions to general partner	—	(7.1)
Other non-cash contribution from general partner	—	7.1
Other non-cash credit facilities issuance costs	—	(0.6)
 (1) The financial information for the nine months ended September 30, 2017 reflects adjustments for the acquisition of the Shell Delta,Na Kika and Refinery Gas Pipeline Operations from January 1, 2017 through May 9, 2017.
(2) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Non- controlling Interest	Net Parent Investment (1)	Total (1)
Balance as of December 31, 2016	$2,485.7	$(124.1)	$(389.6)	$(1,873.7)	$21.6	$216.7	$336.6
Net income	83.9	81.0	—	44.0	6.3	3.0	218.2
Other contributions from Parent	—	—	—	13.5	—	—	13.5
Net proceeds from public offering	277.9	—	—	5.8	—	—	283.7
Distributions to unitholders and general partner	(77.1)	(58.8)	(18.7)	(35.8)	—	—	(190.4)
Distribution to noncontrolling interest	—	—	—	—	(8.6)	—	(8.6)
Proceeds from April 2017 divestiture	—	—	—	18.7	1.5	—	20.2
Expiration of subordinated period	—	(408.3)	408.3	—	—	—	—
May 2017 Acquisition	—	—	—	(429.3)	—	(200.7)	(630.0)
Net assets not contributed to the Partnership	—	—	—	—	—	(19.0)	(19.0)
Balance as of September 30, 2017	$2,770.4	$(510.2)	$—	$(2,256.8)	$20.8	$—	$24.2
 (1) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the nine months ended September 30, 2017, the three and nine months ended September 30, 2016, and at December 31, 2016, has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations (see Note 2 - Acquisitions and Divestitures).

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

As of September 30, 2017, we own interests in nine crude oil pipeline systems, three refined products systems, one natural gas gathering pipeline system, one gas pipeline system, and a crude tank storage and terminal system. The following table reflects our ownership, and Shell's retained ownership as of September 30, 2017.

	SHLX Ownership	Shell's Retained Ownership

Pecten Midstream LLC (“Pecten”)	100.0%	—
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%	—
Zydeco Pipeline Company LLC (“Zydeco”)	92.5%	7.5%
Bengal Pipeline Company LLC (“Bengal”)	50.0%	—
Odyssey Pipeline LLC (“Odyssey”)	49.0%	22.0%
Mars Oil Pipeline Company LLC (“Mars”)	48.6%	22.9%
Poseidon Oil Pipeline Company LLC (“Poseidon”)	36.0%	—
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%	—
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%	—
Colonial Pipeline Company (“Colonial”)	6.0%	10.12%
Explorer Pipeline Company (“Explorer”)	2.62%	35.97%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%	—

We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our pipelines and storage tanks and from income from our equity and cost method investments. Our operations consist of one reportable segment.

Basis of Presentation

Our condensed consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include all adjustments we believe are necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our 2016 Annual Report.

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

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2016 Annual Report. There have been no significant changes to these policies during the nine months ended September 30, 2017, other than those noted below.

Revenue Recognition

Certain transportation services agreements with a related party are considered operating leases under GAAP. Revenues from these agreements are recorded within Lease revenue - related parties in the condensed consolidated statements of income. See Note 3-Related Party Transactions for additional information.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The update allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We will adopt the requirements of the new standard in the first quarter of 2018 under the modified retrospective transition method.

As part of our implementation efforts to date, all of our revenue contracts have been subject to review to evaluate the effect of the new standard on our revenue recognition practices. We have also made progress in evaluating new disclosure requirements and identifying impacts to our business processes, systems and controls to support recognition and disclosure under the new guidance.

We expect the adoption of the new standard will change the way we recognize revenue from our committed shippers under transportation services agreements. We anticipate the new standard will result in earlier recognition of revenue related to cash collected from customers for shortfalls under these agreements, which is recorded as deferred revenue. We currently recognize deferred revenue under these arrangements into revenue once all contingencies or potential performance obligations associated with the related volumes have been satisfied or expired. Upon adoption of the new standard and application of the breakage model to our deferred revenue, we anticipate a cumulative transition adjustment resulting from the earlier recognition of revenue with a corresponding adjustment to beginning retained earnings and are in the process of quantifying the impact.

We have also identified potential contracts or elements of contracts that may require a change in presentation on our income statement, specifically related to the service component of leases, product loss allowance, gross versus net presentation and reimbursements of capital expenditures. Currently, we do not anticipate these to materially impact our financial statements as there will be no net impact to income before taxes. However, this is still under review and subject to our ongoing assessment of the guidance.

For additional information on accounting pronouncements issued prior to September 2017, refer to Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2016 Annual Report.

2. Acquisitions and Divestitures

On May 10, 2017, we acquired a 100% interest in Delta, Na Kika and Refinery Gas Pipeline for $630.0 million in consideration (the “May 2017 Acquisition”). As part of the May 2017 Acquisition, SPLC and Shell GOM Pipeline Company LP (“Shell GOM”) contributed all but the working capital of Delta and Na Kika to Pecten, and Shell Chemical LP (“Shell Chemical”) contributed all but the working capital of Refinery Gas Pipeline to Sand Dollar. The May 2017 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 4, 2017 (the “May 2017 Purchase and Sale Agreement”), among the Operating Company, us, Shell Chemical, Shell GOM and SPLC. Shell Chemical, Shell GOM and SPLC are each wholly owned subsidiaries of Shell. We funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver (as defined in Note 7—Related Party Debt), and $506.9 million in borrowings under our Five Year Fixed Facility (as defined in Note 7—Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell. Total transaction costs of $0.8 million were expensed as incurred. The terms of the May 2017 Acquisition were approved by the Board of Directors of our general partner (the “Board”) and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the May 2017 Purchase and Sale Agreement, Shell Chemical has agreed to reimburse us for costs and expenses incurred in connection with the conversion of a section of pipe from the Convent refinery to Sorrento from refinery gas service to butane service. The May 2017 Purchase and Sale Agreement contains other customary representations, warranties and covenants.

In connection with the May 2017 Purchase and Sale Agreement, we granted Shell Chemical a purchase option and right of first refusal with respect to Refinery Gas Pipeline and certain other related assets and the ownership interests in Sand Dollar. The purchase option may be triggered by, among other things, (i) a third party obtaining the right to use any or all of a Refinery Gas Pipeline; (ii) the loss of all volume on a Refinery Gas Pipeline that would result in it being permanently shutdown for two years or more; (iii) the termination of a transportation services agreement between Shell Chemical and Sand Dollar (“Refinery Gas Pipeline Agreement”); (iv) the expiration of the term of a Refinery Gas Pipeline Agreement; or (v) a change of control of our general partner; provided, however, that in the case of (i) through (iv), the purchase option would only be applicable to the Refinery Gas Pipeline impacted by such event. In addition, in the event that Sand Dollar receives an offer to sell all or a portion of the Refinery Gas Pipelines or the ownership interests in Sand Dollar from a third party, Shell Chemical has a right of first refusal with respect to such Refinery Gas Pipelines or ownership interests, as applicable, for so long as any Refinery Gas Pipeline Agreement between Shell Chemical and Sand Dollar is in effect.

In connection with the May 2017 Acquisition we acquired historical carrying value of property, plant and equipment, net and other assets under common control as follows:

Delta	$40.1
Na Kika	26.0
Refinery Gas Pipeline	134.6
May 2017 Acquisition	$200.7

We recognized $429.3 million of consideration in excess of the book value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. During the three months ended September 30, 2017, we adjusted the historical carrying value of property, plant and equipment acquired in connection with the May 2017 Acquisition. The adjustment resulted in a decrease to property, plant and equipment of $9.9 million with a corresponding increase to the capital distribution to our general partner. For the period from closing through September 30, 2017, we recognized $40.1 million in revenues and $18.9 million of net earnings related to the assets acquired.

Retrospective adjusted information tables

The following tables present our financial position and our results of operations and of cash flows giving effect to the May 2017 Acquisition of the Delta, Na Kika and Refinery Gas Pipeline Operations. The results of Delta, Na Kika and Refinery Gas Pipeline prior to the closing date of the acquisition are included in “Delta, Na Kika and Refinery Gas Pipeline Operations” and the consolidated results are included in “Consolidated Results” within the tables below:

	December 31, 2016
	Shell Midstream Partners, L.P. (1)	Delta, Na Kika and Refinery Gas Pipeline Operations (2)	Consolidated Results
ASSETS
Current assets
Cash and cash equivalents	$121.9	$—	$121.9
Accounts receivable – third parties, net	18.4	2.4	20.8
Accounts receivable – related parties	10.1	2.0	12.1
Allowance oil	9.0	2.7	11.7
Prepaid expenses	6.0	0.5	6.5
Total current assets	165.4	7.6	173.0
Equity method investments	262.4	—	262.4
Property, plant and equipment, net	398.0	212.6	610.6
Cost investments	39.8	—	39.8
Other assets	—	0.6	0.6
Total assets	$865.6	$220.8	$1,086.4
LIABILITIES
Current liabilities
Accounts payable – third parties	$1.5	$2.6	$4.1
Accounts payable – related parties	5.2	0.2	5.4
Deferred revenue – third parties	6.0	—	6.0
Deferred revenue – related parties	7.9	—	7.9
Accrued liabilities – third parties	5.6	1.3	6.9
Accrued liabilities – related parties	5.1	—	5.1
Total current liabilities	31.3	4.1	35.4
Noncurrent liabilities
Debt payable – related party	686.0	—	686.0
Lease liability – related party	24.9	—	24.9
Asset retirement obligations	1.4	—	1.4
Other unearned income	2.1	—	2.1
Total noncurrent liabilities	714.4	—	714.4
Total liabilities	745.7	4.1	749.8
Commitments and Contingencies (Note 11)
EQUITY
Common unitholders – public	2,485.7	—	2,485.7
Common unitholder – SPLC	(124.1)	—	(124.1)
Subordinated unitholder	(389.6)	—	(389.6)
General partner – SPLC	(1,873.7)	—	(1,873.7)
Total partners' capital	98.3	—	98.3
Noncontrolling interest	21.6	—	21.6
Net parent investment	—	216.7	216.7
Total equity	119.9	216.7	336.6
Total liabilities and equity	$865.6	$220.8	$1,086.4
(1) As previously reported in our Annual Report on Form 10-K for 2016.
(2) The financial position of the Delta, Na Kika and Refinery Gas Pipeline Operations as of December 31, 2016.

	Three Months Ended September 30, 2016
	Shell Midstream Partners, L.P. (1)	Delta, Na Kika and Refinery Gas Pipeline Operations (2)	Consolidated Results

Revenue
Third parties	$46.1	$7.7	$53.8
Related parties	21.8	6.3	28.1
Total revenue	67.9	14.0	81.9
Costs and expenses
Operations and maintenance – third parties	11.4	2.7	14.1
Operations and maintenance – related parties	5.3	2.2	7.5
General and administrative – third parties	2.2	—	2.2
General and administrative – related parties	5.7	1.7	7.4
Depreciation, amortization and accretion	6.0	3.1	9.1
Property and other taxes	1.3	1.3	2.6
Total costs and expenses	31.9	11.0	42.9
Operating income	36.0	3.0	39.0
Income from equity investments	21.4	—	21.4
Dividend income from cost investments	4.2	—	4.2
Investment and dividend income	25.6	—	25.6
Interest expense, net	2.8	—	2.8
Income before income taxes	58.8	3.0	61.8
Income tax expense	—	—	—
Net income	58.8	3.0	61.8
Less: Net income attributable to Parent	—	3.0	3.0
Less: Net income attributable to noncontrolling interests	2.5	—	2.5
Net income attributable to the Partnership	$56.3	$—	$56.3
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016.
(2) Our Parents' results of the Delta, Na Kika and Refinery Gas Pipeline Operations from July 1, 2016 through September 30, 2016.

	Nine Months Ended September 30, 2016
	Shell Midstream Partners, L.P. (1)	Delta, Na Kika and Refinery Gas Pipeline Operations (2)	Consolidated Results

Revenue
Third parties	$149.8	$25.1	$174.9
Related parties	65.9	20.1	86.0
Total revenue	215.7	45.2	260.9
Costs and expenses
Operations and maintenance – third parties	33.1	8.6	41.7
Operations and maintenance – related parties	15.9	6.7	22.6
General and administrative – third parties	6.2	0.2	6.4
General and administrative – related parties	17.3	5.0	22.3
Depreciation, amortization and accretion	17.7	9.4	27.1
Property and other taxes	6.4	3.9	10.3
Total costs and expenses	96.6	33.8	130.4
Operating income	119.1	11.4	130.5
Income from equity investments	70.2	—	70.2
Dividend income from cost investments	11.6	—	11.6
Investment and dividend income	81.8	—	81.8
Interest expense, net	7.8	—	7.8
Income before income taxes	193.1	11.4	204.5
Income tax expense	—	—	—
Net income	193.1	11.4	204.5
Less: Net income attributable to Parent	—	11.4	11.4
Less: Net income attributable to noncontrolling interests	17.7	—	17.7
Net income attributable to the Partnership	$175.4	$—	$175.4
(1) As previously reported in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2016.
(2) Our Parents' results of the Delta, Na Kika and Refinery Gas Pipeline Operations from January 1, 2016 through September 30, 2016.

	Nine Months Ended September 30, 2016
	Shell Midstream Partners, L.P. (1)	Delta, Na Kika and Refinery Gas Pipeline Operations (2)	Consolidated Results

Cash flows from operating activities
Net income	$193.1	$11.4	$204.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	17.7	9.4	27.1
Non-cash interest expense	0.2	—	0.2
Undistributed equity earnings	2.7	—	2.7
Changes in operating assets and liabilities
Accounts receivable	6.6	0.7	7.3
Allowance oil	(3.6)	(0.2)	(3.8)
Prepaid expenses	4.3	0.7	5.0
Accounts payable	(1.6)	(0.7)	(2.3)
Deferred revenue	(0.4)	—	(0.4)
Accrued liabilities	5.1	3.1	8.2
Net cash provided by operating activities	224.1	24.4	248.5
Cash flows from investing activities
Capital expenditures	(21.3)	(7.5)	(28.8)
Acquisitions	(120.0)	—	(120.0)
Return of investment	9.6	—	9.6
Net cash used in investing activities	(131.7)	(7.5)	(139.2)
Cash flows from financing activities
Net proceeds from public offerings	818.1	—	818.1
Borrowing under credit facility	296.7	—	296.7
Contributions from general partner	9.8	—	9.8
Repayment of credit facilities	(410.0)	—	(410.0)
Capital distributions to general partner	(599.2)	—	(599.2)
Distributions to noncontrolling interest	(17.1)	—	(17.1)
Distributions to unitholders and general partner	(126.0)	—	(126.0)
Net distributions to Parent	—	(16.9)	(16.9)
Other contribution from Parent	3.1	—	3.1
Net cash used in financing activities	(24.6)	(16.9)	(41.5)
Net increase in cash and cash equivalents	67.8	—	67.8
Cash and cash equivalents at beginning of the period	93.0	—	93.0
Cash and cash equivalents at end of the period	$160.8	$—	$160.8
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Change in accrued capital expenditures	$(1.1)	$(4.2)	$(5.3)
Other non-cash contributions from Parent	0.3	—	0.3
Other non-cash capital distributions to general partner	(7.1)	—	(7.1)
Other non-cash contribution from general partner	7.1	—	7.1
Other non-cash credit facilities issuance costs	(0.6)	—	(0.6)
(1) As previously reported in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2016.
(2) Our Parents' results of the Delta, Na Kika and Refinery Gas Pipeline Operations from January 1, 2016 through September 30, 2016.

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

Acquisition Agreements

See the description of the May 2017 Purchase and Sale Agreement related to the May 2017 Acquisition and the April 2017 Pipeline Sale and Purchase Agreement related to the April 2017 Divestiture as further described in Note 2—Acquisitions and Divestitures. For a discussion of all other related party acquisition agreements, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2016 Annual Report.

Commercial Agreements

Omnibus Agreement

On November 3, 2014, in connection with our initial public offering (“IPO”), and the acquisition of Zydeco, we entered into an Omnibus Agreement with SPLC and our general partner concerning our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. This agreement addresses the following matters:

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

Second, SPLC agreed to indemnify us against tax liabilities relating to our initial assets that are identified prior to the date that is 60 days after the expiration of the statute of limitations applicable to such liabilities. This obligation has no threshold or cap. We in turn agreed to indemnify SPLC against events and conditions associated with the ownership or operation of our initial assets (other than any liabilities against which SPLC is specifically required to indemnify us as described above).

During the nine months ended September 30, 2017, neither we nor SPLC made any claims for indemnification under the Omnibus Agreement.

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

Noncontrolling Interest

Noncontrolling interest consists of SPLC's 7.5% retained ownership interest in Zydeco as of September 30, 2017 and December 31, 2016. Noncontrolling interest was 57.0% at the time of IPO, decreased to 37.5% with the May 2015 Acquisition, and further decreased to 7.5% with the May 2016 Acquisition.

Other Related Party Balances

Other related party balances consist of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$16.2	$12.1
Prepaid expenses	0.6	3.2
Other assets	0.7	—
Accounts payable (1)	10.5	5.4
Deferred revenue	20.8	7.9
Accrued liabilities (2)	5.9	5.1
Debt payable (3)	1,000.6	686.0
Lease liability (4)	—	24.9

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) As of September 30, 2017, accrued liabilities reflects $5.5 million accrued interest and $0.4 million other accrued liabilities. As of December 31, 2016, accrued liabilities reflects $2.6 million accrued interest, $1.6 million fuel accrual and $0.9 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $1.3 million and $0.9 million as of September 30, 2017 and December 31, 2016, respectively.
 (4) As part of the Motiva JV separation effective May 2017, Motiva is no longer a related party. As of September 30, 2017, this is a third-party balance.

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

Related Party Revenues and Expenses

We provide crude oil transportation and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on terms consistent with those provided to third parties. Our transportation services revenue from related parties was $28.6 million and $77.9 million for the three and nine months ended September 30, 2017, respectively, and $25.8 million and $79.5 million for the three and nine months ended September 30, 2016, respectively. Storage revenues from related parties were $1.2 million and $4.6 million for the three and nine months ended September 30, 2017, respectively, and $2.3 million and $6.5 million for the three and nine months ended September 30, 2016, respectively. Additionally, we have certain transportation services agreements with a related party that are considered operating leases under GAAP and are recorded within Lease revenue - related parties in the condensed consolidated statement of income. Lease revenues from related parties were $11.7 million and $19.4 million for the three and nine months ended September 30, 2017, respectively, and zero for both the three and nine months ended September 30, 2016. These agreements were each entered into for terms of ten years, with the option to extend for two additional five year terms.

As of September 30, 2017, future minimum payments to be received under the ten year contract term of these agreements were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$443.6	$46.3	$92.6	$92.6	$212.1

During the three and nine months ended September 30, 2017, we converted excess allowance oil to cash through sales to affiliates of Shell and recognized a gain of $0.1 million and $0.8 million, respectively, and for the three and nine months ended

September 30, 2016, we recognized a gain of $0.3 million and $0.8 million, respectively, from such sales in Operations and maintenance expense.

During the three and nine months ended September 30, 2017, Zydeco, Bengal, Odyssey, Mars, Poseidon, Proteus, Endymion, Colonial, Explorer and Cleopatra paid cash distributions to us of $71.4 million and $249.1 million, of which $24.1 million and $105.5 million related to Zydeco. During the three and nine months ended September 30, 2016, Zydeco, Bengal, Mars, Poseidon, Colonial and Explorer paid cash distributions to us of $63.9 million and $174.8 million, of which $35.1 million and $80.7 million related to Zydeco.

During the three and nine months ended September 30, 2017, we were allocated $3.4 million and $8.4 million, respectively, and during the three and nine months ended September 30, 2016, we were allocated $2.3 million and $7.8 million respectively, of indirect general corporate expenses incurred by SPLC and Shell which are included within general and administrative expenses in the condensed consolidated statements of income.

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

The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers. The related party portion of insurance expense for the three and nine months ended September 30, 2017 was $2.1 million and $5.1 million, respectively, and for the three and nine months ended September 30, 2016, was $1.2 million and $4.2 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operations and maintenance - related parties	$8.4	$7.5	$26.6	$22.6
General and administrative - related parties (1)	8.6	7.4	25.2	22.3

(1) For the three and nine months ended September 30, 2017, we incurred $2.1 million and $6.1 million under the Management Agreement and $2.2 million and $6.4 million under the Omnibus Agreement for the general and administrative fee. For the three and nine months ended September 30, 2016 we incurred $1.9 million and $5.8 million under the Management Agreement and $2.2 million and $6.4 million under the Omnibus Agreement for the general and administrative fee.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2017 were $1.2 million and $2.9 million, respectively, and for the three and nine months ended September 30, 2016 were $0.9 million and $2.6 million, respectively. Our share of defined contribution benefit plan costs for the three and nine months ended September 30, 2017 were $0.5 million and $1.1 million, respectively and for the three and nine months ended September 30, 2016 were $0.4 million and $1.1 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity and cost method investments in entities, including Odyssey, Mars, Colonial and Explorer in which Shell also owns interests. In some cases we may be required to make capital contributions or other payments to these entities.  See Note 4 – Equity Method Investments for additional details.

Reimbursements from Our General Partner

During the three and nine months ended September 30, 2017, we filed claims for reimbursement from our Parent of $3.1 million and $13.6 million, respectively. This reflects our proportionate share of Zydeco directional drill project costs and expenses of $2.2 million and $12.1 million, respectively, for the three and nine months ended September 30, 2017. Additionally, this includes reimbursement for the Refinery Gas Pipeline gas to butane service conversion project of $0.9 million and $1.5 million for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, we received reimbursement from our Parent for our proportionate share of Zydeco directional drill costs and expenses of $0.1 million and $0.4 million, respectively, as well as reimbursement for certain costs and expenses incurred by Pecten for storm water improvements at Lockport of $1.0 million and $1.2 million, respectively. These reimbursements are treated as a capital contribution from our general partner.

4. Equity Method Investments

Equity investments in affiliates comprise the following as of the dates indicated:

	September 30, 2017		December 31, 2016
	Ownership	Investment Amount	Ownership	Investment Amount
Bengal	50.0%	$78.2	50.0%	$76.1
Odyssey	49.0%	3.6	49.0%	3.0
Mars	48.6%	129.7	48.6%	130.2
Poseidon	36.0%	4.8	36.0%	13.2
Proteus	10.0%	17.6	10.0%	19.1
Endymion	10.0%	19.9	10.0%	20.8
		$253.8		$262.4

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of September 30, 2017 and December 31, 2016, the unamortized basis differences included in our equity investments are $28.4 million and $30.9 million, respectively. For the three and nine months ended September 30, 2017, the net amortization expense was $0.7 million and $2.1 million, respectively. For the three and nine months ended September 30, 2016, the net amortization expense was $0.3 million and $1.1 million, respectively.

Our equity investments in affiliates balance was affected by the following during the periods indicated:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Distributions Received	Income from Equity Investments	Purchase Price Adjustment	Distributions received	Income from Equity investments	Purchase Price Adjustment
Bengal	$5.5	$6.2	$—	$14.8	$16.9	$—
Odyssey	4.4	5.0	—	13.1	13.7	—
Mars	21.9	22.0	—	64.2	63.7	—
Poseidon	9.6	7.3	—	28.9	20.5	—
Proteus	0.6	0.3	—	2.3	1.1	0.3
Endymion	0.5	0.4	—	2.0	1.2	0.1
	$42.5	$41.2	—	$125.3	$117.1	$0.4

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Distributions Received	Income from Equity Investments	Distributions Received	Income from Equity Investments
Bengal	$2.7	$5.2	$16.1	$15.9
Mars	11.5	8.6	34.5	31.7
Poseidon	10.5	7.6	31.9	22.6
	$24.7	$21.4	$82.5	$70.2

The following tables present aggregated selected unaudited income statement data for our equity method investments (on a 100% basis):

	Three Months Ended September 30, 2017
	Total Revenues	Total Operating Expenses	Operating Income	Net Income
Statements of Income
Bengal	$18.7	$6.8	$11.9	$11.9
Odyssey	11.1	1.0	10.1	10.1
Mars	66.0	19.5	46.5	46.5
Poseidon	30.6	8.2	22.4	20.7
Proteus	7.6	2.9	4.7	4.4
Endymion	8.2	3.3	4.9	4.9

	Nine Months Ended September 30, 2017
	Total Revenues	Total Operating Expenses	Operating Income	Net Income
Statements of Income
Bengal	$54.6	$21.1	$33.5	$33.4
Odyssey	30.8	3.0	27.8	27.8
Mars	197.3	63.7	133.6	133.6
Poseidon	88.0	24.8	63.2	58.7
Proteus	22.8	9.0	13.8	12.9
Endymion	25.3	9.6	15.7	14.9

	Three Months Ended September 30, 2016
	Total Revenues	Total Operating Expenses	Operating Income	Net Income
Statements of Income
Bengal	$17.3	$7.2	$10.1	$10.3
Mars	54.0	23.1	30.9	30.9
Poseidon	31.3	8.2	23.1	22.0

	Nine Months Ended September 30, 2016
	Total Revenues	Total Operating Expenses	Operating Income	Net Income
Statements of Income
Bengal	$52.3	$20.7	$31.6	$31.7
Mars	175.5	62.1	113.4	113.4
Poseidon	90.7	22.5	68.2	64.7

The difference between operating income and net income represents interest expense or interest income.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	September 30, 2017	December 31, 2016
Land	—	$2.0	$2.0
Building and improvements	10 - 40 years	37.0	29.6
Pipeline and equipment (1)	10 - 30 years	888.2	895.7
Other	5 - 25 years	15.5	16.9
		942.7	944.2
Accumulated depreciation and amortization (2)		(368.1)	(354.8)
		574.6	589.4
Construction in progress		34.3	21.2
Property, plant and equipment, net		$608.9	$610.6

(1) As of September 30, 2017, includes cost of $163.4 million related to assets under operating lease (as lessor), which commenced in May 2017. As of September 30, 2017 and December 31, 2016, includes cost of $22.8 million related to assets under capital lease (as lessee).
(2) As of September 30, 2017, includes accumulated depreciation of $32.1 million related to assets under operating lease (as lessor), which commenced in May 2017. As of September 30, 2017 and December 31, 2016, includes accumulated depreciation of $2.7 million and $1.6 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2017 was $8.9 million and $28.0 million, respectively, and for the three and nine months ended September 30, 2016 was $9.1 million and $27.1 million, respectively. Depreciation and amortization expense is included in cost and expenses in the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating and capital leases.

6. Accrued Liabilities - Third Parties

Accrued liabilities - third parties consist of the following as of the dates indicated:

	September 30, 2017	December 31, 2016
Transportation, project engineering	$7.8	$4.2
Property taxes	7.2	0.6
Professional fees	0.5	0.3
Other accrued liabilities	1.7	1.8
Accrued liabilities - third parties	$17.2	$6.9

For a discussion of accrued liabilities - related parties, see Note 3—Related Party Transactions.

7. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	September 30, 2017	December 31, 2016
Five Year Fixed Facility, fixed rate, due March 1, 2022 (1)	$506.9	$—
Five Year Revolver, variable rate, due October 31, 2019 (2)	495.0	686.9
Zydeco Revolver, variable rate, due August 6, 2019 (3)	—	—
364-Day Revolver, variable rate, expired March 1, 2017 (4)	—	—
Unamortized debt issuance costs	(1.3)	(0.9)
Debt payable – related party	$1,000.6	$686.0

(1)	As of September 30, 2017, availability under the $600.0 million Five Year Fixed Facility was $93.1 million.
(2) As of September 30, 2017, availability under the $760.0 million Five Year Revolver was $265.0 million.
(3) As of September 30, 2017, the entire $30.0 million capacity was available under the Zydeco Revolver.
(4) The 364-Day Revolver expired March 1, 2017.

For three and nine months ended September 30, 2017, interest and fee expenses associated with our borrowings were $9.1 million and $19.8 million, respectively. For three and nine months ended September 30, 2016, interest and fee expenses associated with our borrowings were $2.0 million and $5.0 million, respectively.

Borrowings under our Five Year Revolver (as defined below) approximate fair value as the interest rates are variable and reflective of market rates, which results in a Level 2 instrument. The fair value of our Five Year Fixed Facility (as defined below) is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as a Level 2 instrument. As of September 30, 2017, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $1,001.9 million and $1,017.7 million, respectively.

On September 15, 2017, we used net proceeds from sales of common units to third parties to repay $265.0 million of borrowings outstanding under our Five Year Revolver.

On May 10, 2017, we funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver and $506.9 million in borrowings under our Five Year Fixed Facility (as defined below).

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

Borrowings under the Five Year Revolver bear interest at the three-month LIBOR rate plus a margin. For the nine months ended September 30, 2017, the weighted average interest rate for the Five Year Revolver was 2.4%. The Five Year Revolver also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Revolver agreement. The Five Year Revolver matures on October 31, 2019.

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

Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. As of September 30, 2017, the interest rate for the Zydeco Revolver was 2.8%. The Zydeco Revolver also requires payment of customary fees, including issuance and commitment fees. The Zydeco Revolver matures on August 6, 2019.

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

The facilities also contain customary events of default, such as nonpayment of principal, interest and fees when due and violation of covenants, as well as cross-default provisions under which a default under one credit facility may trigger an event of default in another facility with the same borrower. Any breach of covenants included in our debt agreements which could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and would likely require us to seek to renegotiate these debt arrangements with our related party lender and/or obtain new financing from other sources. As of September 30, 2017, we were in compliance with the covenants contained in the Five Year Fixed Facility and the Five Year Revolver, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

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

During the quarter ended September 30, 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds ($140.2 million gross proceeds, or an average price of $26.96 per common unit, less $0.4 million of transaction fees). In connection with the issuance of the common units, we issued 106,122 general partner units to our general partner for $2.9 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and for general partnership purposes.

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

Other than as described above, we did not have any sales under this program.

Public Offerings

On September 15, 2017, we completed the sale of 5,170,000 common units in a registered public offering for $135.2 million net proceeds. In connection with the issuance of common units, we issued 105,510 general partner units to our general partner for $2.8 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and for general partnership purposes.

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

Units Outstanding

As of September 30, 2017, we had 187,782,369 common units outstanding, of which 98,832,233 were publicly owned. SPLC owned 88,950,136 common units, representing an aggregate 46.4% limited partner interest in us, all of the incentive distribution rights, and 3,832,293 general partner units, representing a 2.0% general partner interest in us.

The changes in the number of units outstanding from December 31, 2016 through September 30, 2017 are as follows:

	Public	SPLC	SPLC	General
(in units)	Common	Common	Subordinated	Partner	Total
Balance as of December 31, 2016	88,367,308	21,475,068	67,475,068	3,618,723	180,936,167
Expiration of subordination period	—	67,475,068	(67,475,068)	—	—
Units issued in connection with ATM program	5,294,925	—	—	108,060	5,402,985
Units issued in connection with public offering	5,170,000	—	—	105,510	5,275,510
Balance as of September 30, 2017	98,832,233	88,950,136	—	3,832,293	191,614,662

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

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	IDR's	2%	Total
		(in millions, except per unit amounts)
February 11, 2016	December 31, 2015	$13.9	$4.7	$14.8	$1.2	$0.7	$35.3	$0.22000
May 12, 2016	March 31, 2016	17.9	5.1	15.8	2.0	0.9	41.7	0.23500
August 12, 2016	June 30, 2016	22.0	5.4	16.9	3.7	1.0	49.0	0.25000
November 14, 2016	September 30, 2016	23.3	5.7	17.8	6.0	1.1	53.9	0.26375
February 14, 2017	December 31, 2016	24.5	5.9	18.7	8.3	1.2	58.6	0.27700
May 12, 2017	March 31, 2017	25.7	25.9	—	10.7	1.3	63.6	0.29100
August 14, 2017	June 30, 2017	26.9	27.0	—	12.9	1.4	68.2	0.30410
November 14, 2017	September 30, 2017 (1)	31.4	28.3	—	16.2	1.5	77.4	0.31800

(1) For more information see Note 12— Subsequent Events.

Distributions to Noncontrolling Interest

Distributions to SPLC for its noncontrolling interest in Zydeco for the three and nine months ended September 30, 2017 were $2.0 million and $8.6 million, respectively, and for the three and nine months ended September 30, 2016 were $2.7 million and $17.1 million, respectively. See Note 3—Related Party Transactions for additional details.

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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$74.5	$61.8	$218.2	$204.5
Less:
Net income attributable to Parent	—	3.0	3.0	11.4
Net income attributable to noncontrolling interests	1.9	2.5	6.3	17.7
Net income attributable to the Partnership	72.6	56.3	208.9	175.4
Less:
General Partner's distribution declared	17.7	7.1	44.0	14.7
Limited Partners' distribution declared on common units	59.7	29.0	165.2	79.4
Limited Partners' distribution declared on subordinated units	—	17.8	—	50.5
Income (less than) / in excess of distributions	$(4.8)	$2.4	$(0.3)	$30.8

	Three Months Ended September 30, 2017
	General Partner	Limited Partners' Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$17.7	$59.7	$77.4
Distributions in excess of income	(0.1)	(4.7)	(4.8)
Net income attributable to the Partnership	$17.6	$55.0	$72.6
Weighted average units outstanding (in millions) (1):
Basic and diluted		179.2
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.31

	Nine Months Ended September 30, 2017
	General Partner	Limited Partners' Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$44.0	$165.2	$209.2
Distributions in excess of income	—	(0.3)	(0.3)
Net income attributable to the Partnership	$44.0	$164.9	$208.9
Weighted average units outstanding (in millions) (1):
Basic and diluted		178.0
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.93
(1) The subordinated units converted into common units on February 15, 2017 and were considered outstanding common units for the entire period with respect to the weighted average number of units outstanding.

	Three Months Ended September 30, 2016
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

10. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco. Income tax expense for the three and nine months ended September 30, 2017 and 2016 was immaterial.

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

As of September 30, 2017 and December 31, 2016, we did not have any material accrued liabilities associated with environmental clean-up costs.

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

12. Subsequent Events

We have evaluated events that have occurred after September 30, 2017, through the issuance of these condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the condensed consolidated financial statements and accompanying notes.

Distribution

On October 18, 2017, the Board declared a cash distribution of $0.3180 per limited partner unit for the three months ended September 30, 2017. The distribution will be paid on November 14, 2017 to unitholders of record as of October 31, 2017.

October 2017 Acquisition

On October 17, 2017, we acquired a 50.0% interest in Crestwood Permian Basin LLC (“Permian Basin LLC”), which owns the Nautilus gathering system in the Permian Basin, for $49.9 million in consideration and initial capital contributions (the “October 2017 Acquisition”). The October 2017 Acquisition closed pursuant to a Member Interest Purchase Agreement dated

October 16, 2017 (the “October 2017 Purchase Agreement”), among the Operating Company and CPB Member LLC (a jointly owned subsidiary of Crestwood Equity Partners LP and First Reserve). We funded the October 2017 Acquisition with cash on hand.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or the “Partnership”) is a Delaware limited partnership formed on March 19, 2014, to own and operate assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating”). Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. We completed our initial public offering on November 3, 2014 (the “IPO”).

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

The financial information for the nine months ended September 30, 2017, the three and nine months ended September 30, 2016, and at December 31, 2016, has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations (see Note 2 - Acquisitions and Divestitures in the Notes to the Unaudited Condensed Consolidated Financial Statements).

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

On May 10, 2017, we and our wholly owned subsidiaries, Operating, Pecten Midstream LLC (“Pecten”) and Sand Dollar Pipeline, LLC (“Sand Dollar”) completed the acquisition of a 100% interest in the following assets (the “May 2017 Acquisition”) pursuant to a purchase and sale agreement with Shell Chemical LP (“Shell Chemical”), Shell GOM Pipeline Company LLC and SPLC:

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

For a description of our other assets, see Part I, Item 1 - Business and Properties in our 2016 Annual Report.

2017 developments include:

•
Increase in Borrowing Capacity. We had a net increase in our borrowing capacity of $420.0 million. On March 1, 2017, we entered into the Five Year Fixed Facility (“Five Year Fixed Facility”) with Shell Treasury Center (West) Inc.

(“STCW”) with a borrowing capacity of $600.0 million. In addition, on March 1, 2017, our 364-Day Revolver (“364-Day Revolver”) with STCW with a borrowing capacity of $180.0 million expired.

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

•
ATM Program. In June 2017, we completed the sale of 94,925 common units under this program for $2.9 million net proceeds, and we issued 1,938 general partner units to our general partner for $0.1 million in order to maintain its 2.0% general partner interest. In September 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds, and we issued 211,632 general partner units to our general partner for $5.7 million in order to maintain its 2.0% general partner interest.

•	Equity Offering. In September 2017, we completed the sale of 5,170,000 common units in a registered public offering for $135.2 million.

•	Debt Repayment. In September 2017, we used net proceeds from sales of common units to third parties to repay $265.0 million of borrowings under our Five Year Revolver (“Five Year Revolver”) .

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

In September 2017 we announced an expected $15.0 million impact to operating income for the three months ended September 30, 2017 as a result of outages and repairs related to Hurricane Harvey across several of our assets, as well as the declaration of a force majeure event for Zydeco. Since the restart of the lines and full assessment of necessary maintenance, we have incurred an impact of approximately $10.0 million to operating income and cash available for distribution in the three months ended September 30, 2017, and expect to incur an additional $1.5 million through the first quarter of 2018. Because we declared a force majeure event for Zydeco, the expiration of unused credits on our committed transportation agreements for months prior to September 2017 has been extended one month. Refer to “How We Generate Revenue - Crude Oil Pipelines - Onshore Crude Pipeline” for additional information on these agreements. Additionally, we expect a $4.0 million impact to operating income and cash available for distribution in the fourth quarter of 2017 resulting from safety precautions taken for Hurricane Nate.

Executive Overview

Net income was $218.2 million and net income attributable to the Partnership was $208.9 million during the nine months ended September 30, 2017, and during the same period we generated cash from operations of $276.0 million. As of September 30, 2017, we had cash and cash equivalents of $171.9 million, total debt (before amortization of issuance costs) of $1,001.9 million, and unused capacity under our credit facilities of $388.1 million.

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

•
Fee-based businesses supported by long-term contracts with creditworthy counterparties. We are focused on generating stable and predictable financial results by providing fee-based transportation and midstream services to Shell and third parties. We believe these agreements will substantially mitigate volatility in our financial results by reducing our direct exposure to commodity price fluctuations.

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

While a few rates on our assets were reduced to comply with the negative FERC index in 2016, such as the spot rates on Zydeco out of Houma, most rates on our assets were not affected due to the fact that the index did not apply to contracted rates or they were already below the index ceiling level. Additionally, our spot rates on Zydeco that were subject to the rate case filed against Zydeco with the FERC are not subject to adjustment through November 2017.

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

Offshore Crude Pipelines

Our offshore crude pipelines generate revenue under three types of long-term transportation agreements: life-of-lease agreements, life-of-lease agreements with a guaranteed return and buy-sell agreements. Some crude oil also moves on our offshore pipelines under posted tariffs. In addition, Mars has the ability to charge inventory management fees.

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

Products Pipeline

Our refined products pipeline systems are held through our ownership in Bengal, Colonial and Explorer. The Bengal and Colonial systems connect Gulf Coast and southeastern U.S. refineries to major demand centers from Alabama to New York, while Explorer serves more than 70 major cities in 16 states from the Gulf Coast to the Midwest. All three of these systems provide transportation under throughput and deficiency agreements and on a spot basis. All three systems are FERC regulated, with Bengal’s rates being indexed rates, Explorer’s rates being entirely market based and Colonial having a mix of market based and indexed rates.

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

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), insurance costs (including coverage for our consolidated assets and operated joint ventures), utility costs (including electricity and fuel) and repairs and maintenance expenses. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Management has performed a strategic evaluation of its insurance coverage and upon renewal of the contracts in the fourth quarter of 2017, all of our insurance coverage will be provided by a wholly owned subsidiary of Shell. This will result in both overall cost savings and improved coverage. Our other operations and maintenance expenses generally remain stable across broad ranges of throughput and storage volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during a period. At times, the fluctuation in operations and maintenance expenses may materially increase due to the performance of planned maintenance, such as turnaround work and asset integrity work, and unplanned maintenance, such as repair of damage caused by a natural disaster.

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

Factors Affecting Our Business and Outlook

Substantially all of our revenue is derived from long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. We believe the commercial terms of these long-term transportation and storage service agreements substantially mitigate volatility in our financial results by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business can, however, be negatively affected by sustained downturns or sluggishness in commodity prices or the economy in general, and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations.

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

Other Changes in Customers’ Volumes

Total Zydeco volumes were lower in the Current Quarter (as defined below) versus the Comparable Quarter (as defined below), primarily due to the disposal of an interplant line delivering to a connecting refinery. Additionally, Zydeco experienced lower volumes in the Current Quarter to Nederland and Lake Charles destinations due to the use of an alternate competing route by certain shippers. Although total throughput was down, volumes on the mainline increased to Louisiana markets. The increase on the mainline was driven by a new joint tariff agreement entered into in September 2016 with a connecting carrier which provided incremental capacity to Louisiana market hubs. Additionally, volumes have increased due to connections with multiple pipelines out of the Houston and Nederland/Port Neches areas of Texas seeking access to the Louisiana refining market. Completion of the Port Neches connection to the Sunoco Nederland terminal and the joint tariff agreement are expected to continue enhancing volumes able to access the important Louisiana market hubs of Clovelly and St. James. Excluding the decrease in interplant line volumes, Zydeco mainline throughput was higher in the Current Period (as defined below) versus the Comparable Period (as defined below) primarily due to the new joint tariff agreement providing incremental capacity to Louisiana market hubs, as well as improved committed volumes due to market dynamics.

Transportation volumes on Auger were lower in the Current Period versus the Comparable Period, due to extended maintenance activities at connected producer facilities, reduced production volumes and the directed flow to other markets in response to local market pricing values. Transportation volumes on Auger for the Current Quarter are lower than the Comparable Quarter due mainly to the directed flow to other markets in response to local market pricing values.

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

Transportation volumes in the Current Quarter versus the Comparable Quarter were stronger for Na Kika due to well issues that impacted the Comparable Quarter. However, transportation volumes on Na Kika were lower in the Current Period versus the Comparable Period due to planned maintenance activities at the production platform in May 2017, as well as a planned shut-in in September 2017 to enable the connection of a future well. Delta experienced lower transportation volumes in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period, respectively, due to the impact from lower Na Kika deliveries to Delta. Additionally, there were lower receipts from a connecting pipeline system that put in place more stringent quality bank differentials at the end of 2016, which impacted a connecting terminal, as well as planned maintenance of one of the production platforms connected to such system.

Mars experienced higher receipt volume from a connecting pipeline system, as well as stronger performance from wells in the Mars corridor in the Current Quarter and Current Period as compared to the Comparable Quarter and Comparable Period, respectively. This increase was partially offset by shippers showing slight builds in inventory positions in the Current Quarter, as compared to the Comparable Quarter where market conditions weakened and shippers unwound storage positions by steadily moving volume out of the cavern thereby increasing transportation volumes in the Comparable Quarter.

Odyssey volumes were stronger in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period, respectively, due to new tie backs that came on-line in the second quarter of 2017.

Major Maintenance Projects

On the Zydeco pipeline system we are in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). In December 2016, the necessary permits were received and the directional drill project commenced in January 2017 allowing for performance of the work during optimal weather and water conditions. Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project, of which approximately $22.2 million would be attributable to our ownership share. From late 2015 through September 30, 2017, Zydeco incurred $16.4 million of capitalized costs related to this project. For the three and nine months ended September 30, 2017 we incurred $2.3 million and $13.0 million, respectively. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses with respect to the project. We intend to finance our pro rata share of these expenditures which are not covered by reimbursement by SPLC from cash on hand or borrowings under our working capital facility. During the three and nine months ended September 30, 2017, we filed claims for reimbursement from SPLC of $2.2 million and $12.1 million, respectively.

On the Refinery Gas Pipeline system, we are in the execution stage of a pipeline conversion project. The project will convert a section of pipe from the Convent refinery to Sorrento from refinery gas service to butane service (the “service conversion project”). We expect to incur approximately $2.1 million in maintenance capital expenditures related to this project in 2017. During the three and nine months ended September 30, 2017, we incurred $0.9 million and $1.5 million, respectively of costs and expenses related to the project. In connection with the acquisition of the Refinery Gas Pipeline asset, Shell Chemical agreed to reimburse us for our share of certain costs and expenses with respect to the project. During the three and nine months ended September 30, 2017, we filed claims for reimbursement from Shell Chemical of $0.9 million and $1.5 million, respectively.

We expect Lockport’s maintenance capital expenditures to be approximately $3.8 million in 2017. This includes electrical improvements, tank inspections and maintenance.

We expect Delta's maintenance capital expenditures to be approximately $3.7 million in 2017 for upgrades to the aviation system on Main Pass 69 and sump pump replacement.

In June 2017 a small release of approximately 23 gallons of crude oil occurred on the Zydeco pipeline near Erath, Louisiana, which we believe was the result of pressure cycling the system. The portion of the pipeline impacted was repaired and returned to service. We intend to run an in-line inspection tool, hydro-test the system and invest in additional equipment to mitigate the effects of pressure cycling in the future. Certain inspection and related preparatory activities for the hydro-test will occur in the fourth quarter of 2017, with an expected impact of $7.0 million to operating income and cash available for distribution. We expect the hydro-test will result in a portion of the Zydeco pipeline between Houston, Texas and Houma, Louisiana being out of service for approximately 30 to 60 days in the first quarter of 2018. Offshore volumes flowing into destination markets will not be impacted. We currently estimate the impact to operating income and cash available for distribution will be between $45.0 million and $60.0 million in the first quarter of 2018.

Major Expansion Projects

In June, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We plan to build two 250,000 barrel working tanks at the existing Houma facility for a total of $44.1 million, of which $17.3 million is associated with 2017 activity. The remaining spend is currently estimated for 2018. During the three and nine months ended September 30, 2017, Zydeco incurred $7.1 million and $12.5 million, respectively, of capitalized costs related to this project. The scope includes interconnecting piping, dike expansion and associated facility work.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (2)	2017 (1)	2016 (2)
(in millions of dollars)
Revenue	$94.4	$81.9	$265.6	$260.9
Costs and expenses
Operations and maintenance	34.2	21.6	90.9	64.3
General and administrative	9.6	9.6	30.8	28.7
Depreciation, amortization and accretion	8.9	9.1	28.0	27.1
Property and other taxes	3.6	2.6	11.2	10.3
Total costs and expenses	56.3	42.9	160.9	130.4
Operating income	38.1	39.0	104.7	130.5
Income from equity investments	41.2	21.4	117.1	70.2
Dividend income from cost investments	4.8	4.2	18.3	11.6
Other income	0.1	—	0.1	—
Investment, dividend and other income	46.1	25.6	135.5	81.8
Interest expense, net	9.7	2.8	22.0	7.8
Income before income taxes	74.5	61.8	218.2	204.5
Income tax expense	—	—	—	—
Net income	74.5	61.8	218.2	204.5
Less: Net income attributable to Parent	—	3.0	3.0	11.4
Less: Net income attributable to noncontrolling interests	1.9	2.5	6.3	17.7
Net income attributable to the Partnership	$72.6	$56.3	$208.9	$175.4
General partner's interest in net income attributable to the Partnership	$17.6	$7.2	$44.0	$15.3
Limited Partners' interest in net income attributable to the Partnership	$55.0	$49.1	$164.9	$160.1
Adjusted EBITDA attributable to the Partnership(3)	$92.2	$67.8	$261.5	$210.6
Cash available for distribution(3)	$83.9	$60.9	$263.1	$190.5

(1) The financial information for the nine months ended September 30, 2017 reflects adjustments for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations from January 1, 2017 through May 9, 2017.
(2) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.
(3) Please read “Reconciliation of Non-GAAP Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day) (1)	2017	2016	2017	2016
Zydeco – Mainlines	616	545	599	548
Zydeco – Other segments	253	517	391	462
Zydeco total system	869	1,062	990	1,010
Mars total system	480	461	476	385
Bengal total system	583	537	590	549
Poseidon total system	257	264	258	263
Auger total system	78	103	71	117
Delta total system	234	238	230	258
Na Kika total System	40	38	41	47
Odyssey total system	135	107	122	107
Other systems	314	—	320	—

Terminals (2)
Lockport terminaling throughput and storage volumes	136	170	180	195

Revenue per barrel ($ per barrel)
Zydeco total system (3)	$0.69	$0.53	$0.62	$0.58
Mars total system (3)	1.43	1.17	1.41	1.41
Bengal total system (3)	0.34	0.35	0.33	0.34
Auger total system (3)	1.14	1.08	1.12	1.14
Delta total system (3)	0.54	0.52	0.53	0.51
Na Kika total System (3)	0.74	0.74	0.72	0.71
Odyssey total system (3)	0.89	0.94	0.93	0.95
Lockport total system (4)	0.31	0.29	0.25	0.26

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2017	2016 (2)	2017 (1)	2016 (2)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$74.5	$61.8	$218.2	$204.5
Add:
Allowance oil reduction to net realizable value	—	—	0.3	—
Depreciation, amortization and accretion	8.9	9.1	28.0	27.1
Interest expense, net	9.7	2.8	22.0	7.8
Income tax expense	—	—	—	—
Cash distribution received from equity investments	42.5	24.7	125.3	82.5
Less:
Income from equity investments	41.2	21.4	117.1	70.2
Adjusted EBITDA	94.4	77.0	276.7	251.7
Less:
Adjusted EBITDA attributable to Parent	—	6.3	7.8	20.8
Adjusted EBITDA attributable to noncontrolling interests	2.2	2.9	7.4	20.3
Adjusted EBITDA attributable to the Partnership	92.2	67.8	261.5	210.6
Less:
Net interest paid attributable to the Partnership (3)	9.7	1.8	22.0	4.9
Income taxes paid attributable to the Partnership	—	—	—	—
Maintenance capex attributable to the Partnership (4)	6.1	7.0	21.7	16.4
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	4.4	0.8	12.3	(0.4)
Reimbursements from Parent included in partners' capital	3.1	1.1	13.6	1.6
April 2017 divestiture attributable to the Partnership	—	—	19.4	—
Cash available for distribution attributable to the Partnership	$83.9	$60.9	$263.1	$190.5

(1) The financial information for the nine months ended September 30, 2017 reflects adjustments for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations from January 1, 2017 through May 9, 2017.
(2) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.
(3) Amount represents both paid and accrued interest attributable to the period.
(4) Effective April 1, 2017, the amount is inclusive of cash paid during the period, as well as accruals incurred for work performed during the period. Prior period amounts have not been changed and represent cash paid during the period.

	Nine Months Ended September 30,
	2017 (1)	2016 (2)
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$276.0	$248.5
Add:
Interest expense, net	22.0	7.8
Income tax expense	—	—
Return of investment	12.3	9.6
Less:
Deferred revenue	14.0	(0.4)
Non-cash interest expense	0.3	0.2
Change in other assets and liabilities	19.3	14.4
Adjusted EBITDA	276.7	251.7
Less:
Adjusted EBITDA attributable to Parent	7.8	20.8
Adjusted EBITDA attributable to noncontrolling interests	7.4	20.3
Adjusted EBITDA attributable to the Partnership	261.5	210.6
Less:
Net interest paid attributable to the Partnership (3)	22.0	4.9
Income taxes paid attributable to the Partnership	—	—
Maintenance capex attributable to the Partnership (4)	21.7	16.4
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	12.3	(0.4)
Reimbursements from Parent included in partners' capital	13.6	1.6
April 2017 divestiture attributable to the Partnership	19.4	—
Cash available for distribution attributable to the Partnership	$263.1	$190.5

(1) The financial information for the nine months ended September 30, 2017 reflects adjustments for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations from January 1, 2017 through May 9, 2017.
(2) Prior period financial information has been retrospectively adjusted for the acquisition of the Shell Delta, Na Kika and Refinery Gas Pipeline Operations.
(3) Amount represents both paid and accrued interest attributable to the period.
(4) Effective April 1, 2017, the amount is inclusive of cash paid during the period, as well as accruals incurred for work performed during the period. Prior period amounts have not been changed and represent cash paid during the period.

Three Months Ended September 30, 2017 (“Current Quarter”) compared to the Three Months Ended September 30, 2016 (“Comparable Quarter”)

Revenues

Total revenue increased by $12.5 million in the Current Quarter as compared to the Comparable Quarter, comprised of $11.7 million attributable to lease revenue and $1.7 million related to transportation services revenue, partially offset by a $0.9 million decrease in storage revenue.

The increase in lease revenue was driven by a $11.7 million increase for Sand Dollar resulting from certain transportation services agreements entered into in May 2017 that are considered operating leases.

Despite the impact of Hurricane Harvey, transportation services revenue increased by $3.5 million for Zydeco primarily attributable to an increase in delivered volumes on the mainline, partially offset by decreases in expiring credits on committed transportation agreements. The increase in volumes was attributable to a new joint tariff agreement entered into in September 2016 with a connecting carrier and changes in certain customers’ sourcing strategies, partially offset by a decrease in non-mainline shipments due to the disposal of an interplant line in the April 2017 Divestiture. The increase was partially offset by a $1.8 million decrease for Pecten primarily driven by declining production volumes from certain wells, as well as shipper response to local market pricing changes on Auger.

Storage revenue decreased $0.9 million primarily related to a reduction in storage volume for Lockport.

Costs and Expenses

Total costs and expenses increased $13.4 million in the Current Quarter due to $12.6 million in operations and maintenance expenses and $1.0 million of higher property taxes due to changes in property tax appraisal estimates, partially offset by $0.2 million of lower depreciation expense.

Operations and maintenance expenses increased due to higher project development and maintenance costs, as well as increased insurance costs for investment interests acquired in the fourth quarter of 2016. Additionally, there is a net loss on pipeline operations related to allowance oil in the Current Quarter as compared to a net gain in the Comparable Quarter.

General and administrative expenses were unchanged in the Current Quarter as compared to the Comparable Quarter, however there were higher salaries in the Current Quarter, offset by lower professional fees.

Investment, Dividend and Other Income

Investment, dividend and other income is primarily comprised of earnings from our equity investments and the dividend income from our cost investments. The Current Quarter earnings from our equity investments increased by $19.8 million primarily due to higher revenue on Mars, coupled with our acquisitions of an additional interest in Mars, as well as interests in Odyssey, Proteus and Endymion acquired in the fourth quarter of 2016. The increase of $0.6 million in dividend income is due to a higher distribution from Colonial and our acquisition of an interest in Cleopatra in the fourth quarter of 2016.

Interest Expense

Interest expense increased by $6.9 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus Comparable Quarter.

Nine Months Ended September 30, 2017 (“Current Period”) compared to the Nine Months Ended September 30, 2016 (“Comparable Period”)

Revenues

Total revenue increased by $4.7 million in the Current Period as compared to the Comparable Period, comprised of $19.4 million attributable to lease revenue, partially offset by decreases of $12.9 million in transportation services revenue and $1.8 million in storage revenue.

The increase in lease revenue was driven by a $19.4 million increase for Sand Dollar resulting from certain transportation services agreements entered into in May 2017 that are considered operating leases.

Transportation services revenue decreased by $18.7 million for Pecten primarily driven by the expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line, Auger extended planned maintenance activities at connected producer facilities and declining production volumes from certain wells, as well as shipper response to local market pricing changes on both Auger, Delta and Na Kika. This decrease was partially offset by a $5.8 million increase for Zydeco primarily attributable to an increase in delivered volumes on the mainline, despite the impact of Hurricane Harvey. The increase in volumes was attributable to a new joint tariff agreement entered into in September 2016 with a connecting carrier and changes in certain customers’ sourcing strategies, as well as a net increase in shipments on non-mainlines in the Current Period due to a variety of maintenance events at refineries in our destination markets in the Comparable Period. These increases were partially offset by a decrease in expiring credits on committed transportation agreements and a decrease in non-mainline shipments due to the disposal of an interplant line in the April 2017 Divestiture.

Storage revenue decreased $1.8 million primarily related to a reduction in storage volume for Lockport.

Costs and Expenses

Total costs and expenses increased $30.5 million in the Current Period due to $26.6 million in higher operations and maintenance expense, $2.1 million higher general and administrative expenses and $0.9 million of additional depreciation expense due to the commencement of the Port Neches capital lease in September 2016, and $0.9 million in property taxes due to changes in property tax appraisal estimates.

Operations and maintenance expenses increased due to higher project development and maintenance costs, as well as increased insurance costs for investment interests acquired in the fourth quarter of 2016. Additionally, there is a larger net gain on pipeline operations related to allowance oil in the Comparable Period than in the Current Period.

General and administrative expense increased primarily due to higher salaries in the Current Period, partially offset by decreased professional fees in the Current Period and equity issuance costs in the Comparable Period.

Investment, Dividend and Other Income

Investment, dividend and other income is primarily comprised of earnings from our equity investments and the dividend income from our cost investments. The Current Period earnings from our equity investments increased by $46.9 million primarily due to higher revenue on Mars, coupled with our acquisitions of an additional interest in Mars, as well as interests in Odyssey, Proteus and Endymion acquired in the fourth quarter 2016. The increase of $6.7 million in dividend income is due to our acquisition of an additional interest in Colonial during the second quarter of 2016, and interests in Explorer and Cleopatra in the second half of 2016.

Interest Expense

Interest expense increased by $14.2 million due to additional borrowings outstanding under our credit facilities during the Current Period versus Comparable Period.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations and borrowings under our credit facilities. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of September 30, 2017 was $560.0 million consisting of $171.9 million cash and cash equivalents and $388.1 million of available capacity under our credit facilities.

Credit Facility Agreements

We have entered into the Five Year Fixed Facility and the Five Year Revolver with borrowing capacities of $600.0 million and $760.0 million, respectively. In addition, Zydeco has entered into a revolving credit facility with a borrowing capacity of $30.0 million (the “Zydeco Revolver”).

Borrowings under the Five Year Revolver and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the nine months ended September 30, 2017 and 2016 was 2.7% and 2.0%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total debt of $495.0 million as of September 30, 2017 would increase our consolidated annual interest expense by approximately $0.6 million. Our current interest rates for outstanding borrowings are 2.6% under our Five Year Revolver and 2.8% under the Zydeco Revolver. Borrowings under the Five Year Fixed Facility bear interest at 3.23% per annum.

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

As of September 30, 2017, we were in compliance with the covenants contained in the Five Year Revolver and the Five Year Fixed Facility, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

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

During the quarter ended September 30, 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds ($140.2 million gross proceeds, or an average price of $26.96 per common unit, less $0.4 million of transaction fees). In connection with the issuance of the common units, we issued 106,122 general partner units to our general partner for $2.9 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and for general partnership purposes.

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

Other than as described above, we did not have any sales under this program.

Public Offerings

On September 15, 2017, we completed the sale of 5,170,000 common units in a registered public offering for $135.2 million net proceeds. In connection with the issuance of common units, we issued 105,510 general partner units to our general partner for $2.8 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver and for general partnership purposes.

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

Cash Flows

Operating Activities. We generated $276.0 million in cash flow from operating activities in the Current Period compared to $248.5 million in the Comparable Period. The increase was primarily driven by increases in equity investment income, deferred revenue and the timing of payment of our accrued liabilities, partially offset by a decrease in operating income and an increase in interest expense in the Current Period.

Investing Activities. Our cash flow used in investing activities was $222.7 million in the Current Period compared to $139.2 million in the Comparable Period. The increase in cash flow used in investing activities was primarily due to a higher book value acquired in the May 2017 Acquisition as compared to the acquisitions in May 2016 and August 2016, as well as higher expansion capital expenditures in the Current Period. These increases in cash flow were partially offset by return of investment of equity investees, the book value of assets sold as part of the April 2017 Divestiture, and a purchase price adjustment received related to the acquisition in December 2016.

Financing Activities. Our cash flow used in financing activities was $3.3 million in the Current Period compared to $41.5 million in the Comparable Period. The decrease in cash flow used in financing activities was primarily due to a net borrowing under our credit facilities in the Current Period, as compared to a net repayment in the Comparable Period. Additionally, there was a decrease in capital distributions to our general partner related to the May 2017 Acquisition as compared to the May 2016 Acquisition, higher contributions from Parent, proceeds from the April 2017 Divestiture and lower distributions to noncontrolling interest. These decreases in cash flow used in financing activities were partially offset by lower net proceeds from public offerings, increased distributions paid to the unitholders and our general partner, higher credit facility issuance costs and decreased contributions from our general partner in the Current Period.

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

We incurred capital expenditures of $37.0 million and $23.5 million for the Current Period and the Comparable Period, respectively. The increase in capital expenditures is primarily due to the directional drill project, the Houma tank expansion project for Zydeco, and electrical improvements for Lockport in the Current Period.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in millions of dollars)
Expansion capital expenditures	$4.8	$0.3	$10.9	$8.5
Maintenance capital expenditures	9.8	8.8	24.6	20.3
Total capital expenditures paid	14.6	9.1	35.5	28.8
Increase (decrease) in accrued capital expenditures	(1.2)	(0.9)	1.5	(5.3)
Total capital expenditures incurred	$13.4	$8.2	$37.0	$23.5

We expect total capital expenditures to be approximately $55.2 million for 2017, a summary of which is shown in the table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	Nine Months Ended September 30, 2017	Three Months Ended December 31, 2017	Total Expected 2017 Capital Expenditures
(in millions of dollars)
Expansion capital expenditures
Zydeco	$13.2	$4.8	$18.0
Total expansion capital expenditures	13.2	4.8	18.0
Maintenance capital expenditures
Zydeco	17.3	10.0	27.3
Lockport	2.9	0.9	3.8
Auger	0.3	—	0.3
Delta	3.3	0.4	3.7
Refinery Gas Pipeline	—	2.1	2.1
Total maintenance capital expenditures	23.8	13.4	37.2
Total capital expenditures	$37.0	$18.2	$55.2

We currently expect Zydeco’s maintenance capital expenditures to be $27.3 million for 2017, of which approximately $19.0 million is for the directional drill project. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three and nine months ended September 30, 2017, Zydeco has incurred capitalized costs related to this project of $2.3 million and $13.0 million, respectively, of which $2.2 million and $12.1 million is reimbursable. In the three and nine months ended September 30, 2017, Zydeco has incurred an additional $1.6 million and $4.3 million, respectively, primarily on the Caillou Island line replacement project. Zydeco's expected maintenance capital expenditures for the remainder of 2017 is $10.0 million, of which $6.0 million is for the directional drill project. The remaining expected spend relates to various Houma maintenance and pipeline integrity projects.

We expect Pecten's maintenance capital expenditures to be approximately $7.8 million for 2017. This includes $3.7 million for aviation upgrades on Main Pass 69P and sump pump replacement for Delta, $3.8 million for electrical improvements and tank inspections for Lockport, $0.3 million for routine maintenance and piping modifications for Auger. During the three and nine months ended September 30, 2017, we incurred $2.4 million and $6.5 million, respectively related to these Pecten projects.

We expect Refinery Gas Pipeline's maintenance capital expenditures to be approximately $2.1 million for the service conversion project. In connection with the acquisition of the Refinery Gas Pipeline, Shell Chemical agreed to reimburse us for our share of certain costs and expenses with respect to the service conversion project.

We currently expect Zydeco’s expansion capital expenditures to be $18.0 million for 2017 for the Houma tank expansion project. During the three and nine months ended September 30, 2017, Zydeco has incurred $7.1 million and $12.5 million, respectively, related to this Houma project, and for the nine months ended September 30, 2017 we incurred $0.7 million primarily related to the NGL Gavilon connection project.

With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Contractual Obligations

A summary of our contractual obligations, as of September 30, 2017, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land (1)	$2.8	$0.2	$0.4	$0.4	$1.8
Capital lease for Port Neches storage tanks (2)	70.2	5.0	10.1	10.1	45.0
Joint tariff agreement	45.8	5.1	10.3	10.3	20.1
Debt obligation (3)	1,001.9	—	495.0	506.9	—
Total	$1,120.7	$10.3	$515.8	$527.7	$66.9
(1) On May 1, 2017, Zydeco entered into a new operating lease for land with the same counterparty. This new lease terminated the former agreement.
(2) Includes $37.0 million in interest, $22.8 million in principal and $10.4 million in executory costs.
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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates in our 2016 Annual Report. As of September 30, 2017, there have been no significant changes to our critical accounting policies and estimates since our 2016 Annual Report was filed other than those noted below.

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

•
Curtailment of operations or expansion projects due to unexpected leaks or spills; severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended September 30, 2017 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report, except as noted below.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the Five Year Revolver. To the extent that interest rates increase, interest expense for the Five Year Revolver will also increase. As of September 30, 2017, the Partnership had $495.0 million in outstanding variable rate borrowings under the Five Year Revolver. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $0.6 million. As of December 31, 2016, the Partnership had $686.9 million in outstanding variable rate borrowings under the Five Year Revolver. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $0.9 million.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 7-Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of our borrowings and fair value measurements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors relating to us are discussed in Part I, Item 1A, Risk Factors in our 2016 Annual Report and our quarterly report for the period ended June 30, 2017 (“Second Quarter Form 10-Q“). There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report and our Second Quarter Form 10-Q.

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

At September 30, 2017, the RDS Group had a receivable of $10.5 million outstanding with the National Iranian Oil Company (NIOC) associated with its previous upstream activities conducted prior to the European Union sanctions.
In August 2017, the RDS Group entered into a technology license agreement with Petrochemical Industries Design and Engineering Company (PIDEC) to provide absorbent and related a license and engineering services to Abadan Oil Refinery Company in relation to CANSOLV SO2 scrubbing technology. In August 2017, the RDS Group signed an amendment to extend the term of the non-binding letter of intent, signed in 2016, with the National Iranian Petrochemical Company to cover a joint review of opportunities in the Iran petrochemicals sector. In August 2017, the RDS Group signed an amendment to extend the term of a memorandum of understanding and confidentiality agreement, signed in 2016, with NIOC to cover a joint review of a number of oil and gas opportunities. There have been no gross revenues or net profits associated with these agreements.

In December 2016, the RDS Group entered into a technology license agreement with Hamedan Ib Sina Petrochemical Company for a Shell ethylene process. During the third quarter 2017, the RDS Group had revenues of $6.3 million associated with this agreement. Hamedan Ib Sina Petrochemical Company payments were made into the RDS Group’s bank account with Karafarin Bank. The net profits associated with the license agreement are $0.2 million.

In July 2017, Shell Eastern Trading (Pte) Ltd (SETL), a member of the RDS Group, purchased one cargo of crude oil from NIOC for $96 million with payment made in September 2017. In September 2017, SETL purchased a cargo of Fuel Oil from NIOC for $26 million with payment due in October 2017. No profits have yet been recognized as the cargoes are still part of SETL inventory and are to be delivered/sold to an RDS Group refinery. The RDS Group intends to continue to consider business opportunities with NIOC, including the purchase and trading of crude oil.

The RDS Group maintains accounts with Bank Karafarin where its cash deposits (balance of $8.4 million at September 30, 2017) generated non-taxable interest income of $0.1 million in the third quarter of 2017, and the RDS Group paid $170 in bank charges. The RDS Group made payments amounting to $0.8 million through its bank account in Karafarin Bank.

During the second quarter of 2017, the RDS Group paid $1,909 to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the third quarter of 2017, RDS Group employees met with Iranian officials in Iran. In relation to these travelling RDS Group employees, $3,955 was paid to Iranian authorities for visas, airport services and exit fees, $33 was paid to Bimeh Insurance Company for travel insurance, $856 was paid to Iranian airlines for flight tickets. The RDS Group also paid $127 to Iranian Authorities for legalization of documents. There was no gross revenue or net profit associated with these transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

In the third quarter of 2017, through RDS Group subsidiary Deheza S.A.I.C.F.el., the RDS Group provided downstream retail services to the Iranian Embassy in Argentina. This transaction generated gross revenue of $87 and an estimated net profit of $12. The RDS Group has no contractual agreement with this embassy.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Membership Interest Purchase Agreement, dated as of October 16, 2017, by and among CPB Member LLC and Shell Midstream Operating LLC.	8-K	10.1	10/20/2017	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2017	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)