Form 10-K
period 2017-12-31
Shell Midstream Partners, L.P.
filed 2018-02-28
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-36710
______________________________________________________________
Shell Midstream Partners, L.P.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	46-5223743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Dairy Ashford, Houston, Texas 77079
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (832) 337-2034
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	New York Stock Exchange
________________________________________________________________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2017, was $2,677 million, based on the closing price of such units of $30.30 as reported on the New York Stock Exchange on such date. The registrant had 223,811,781 common units and no subordinated units outstanding as of February 27, 2018.
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
We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•
The continued ability of Royal Dutch Shell plc and our non-affiliate customers to satisfy their obligations under our commercial and other agreements and the impact of lower market prices for crude oil, refined petroleum products and refinery gas.

•	The volume of crude oil, refined petroleum products and refinery gas we transport or store and the prices that we can charge our customers.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment imposed by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our fees and tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil, refined petroleum products and refinery gas.

•	The level of production of refinery gas by refineries and demand by chemical sites.

•	The level of onshore and offshore (including deepwater) production and demand for crude oil by U.S. refiners.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Shell and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting and/or storing crude oil, refined petroleum products and refinery gas.

•
Curtailment of operations or expansion projects due to unexpected leaks, spills, or severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations and system maintenance programs, including pipeline integrity management program testing and related repairs.

•	Changes in tax status.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, refined petroleum products and refinery gas.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.

•	Changes in, and availability to us, of the equity and debt capital markets.

•	The factors generally described in Part I, Item 1A. Risk Factors of this report.

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
HCAs: High Consequence Areas.
ICA: Interstate Commerce Act.
kbpd: Thousand barrels per day.
kbls: Thousand barrels.
Life-of-lease transportation agreement: A contract in which the producer dedicates shipments of all current and future reserves pertaining to a specific lease or area to a specific carrier.
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
Refinery gas: Non-condensable gas obtained during distillation of crude oil or treatment of oil products in refineries.
Ship-or-pay contract: A contract requiring payment for the transportation of crude oil or refined products even if the crude oil or refined products are not transported.
Throughput: The volume of crude oil, refined products or natural gas transported or passing through a refinery, pipeline, terminal or other facility during a particular period.

 SHELL MIDSTREAM PARTNERS, L.P.

 PART I

Unless the context otherwise requires, references in this report to “Shell Midstream Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions for the time period from and after November 3, 2014, the closing date of our Initial Public Offering (“IPO”), refer to Shell Midstream Partners, L.P. and its subsidiaries. References to “our general partner” refer to Shell Midstream Partners GP LLC, a wholly owned subsidiary of Shell Pipeline Company LP (“SPLC”). References to “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

The following businesses were acquired from our Parent and accounted for as acquisitions between entities under common control. As such, our consolidated financial statements include the financial results of these businesses, which were derived from the financial statements and accounting records of SPLC and Shell for the periods prior to acquisition. Specifically, such businesses are reflected for the following periods prior to the effective date of such acquisition:

•	Pecten Midstream LLC for periods prior to October 1, 2015;

•	Shell Delta, Na Kika and Refinery Gas Pipeline Operations (as defined below) for periods prior to May 10, 2017; and

•	December 2017 Acquisition (as defined below) for periods prior to December 1, 2017, including the effect of fully consolidating Odyssey Pipeline L.L.C.
Our consolidated statements of income exclude the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent.

Items 1 and 2. BUSINESS AND PROPERTIES
Overview

Shell Midstream Partners, L.P. is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from SPLC and its affiliates. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our general partner is Shell Midstream Partners GP LLC (“general partner”). Our common units trade on the New York Stock Exchange under the symbol “SHLX.”

We are a fee-based, growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. Our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast. We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products through our pipelines and storage tanks, and from income from our equity and cost method investments. Our operations consist of one reportable segment. See Note 1—Description of the Business and Basis of Presentation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

As of December 31, 2017, we own interests in crude oil, products and gas gathering and pipeline systems, as well as in a number of storage and terminal facilities. The following table reflects our ownership, and Shell’s retained ownership as of December 31, 2017.

	SHLX Ownership	Shell's Retained Ownership

Pecten Midstream LLC (“Pecten”)	100.0%	—%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%	—%
Triton West LLC (“Triton”)	100.0%	—%
Zydeco Pipeline Company LLC (“Zydeco”)	92.5%	7.5%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%	—%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%	—%
Bengal Pipeline Company LLC (“Bengal”)	50.0%	—%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%	—%
LOCAP LLC (“LOCAP”)	41.48%	—%
Poseidon Oil Pipeline Company LLC (“Poseidon”)	36.0%	—%
Explorer Pipeline Company (“Explorer”)	12.62%	25.97%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%	—%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%	—%
Colonial Pipeline Company (“Colonial”)	6.0%	10.12%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%	—%

Acquisitions

In 2017, we completed two acquisitions from Shell and one acquisition from a third party, with an aggregate purchase price of $1,504.9 million. These acquisitions are as follows:

•
On December 1, 2017, we acquired a 100% interest in Triton, a 41.48% interest in LOCAP, an additional 22.9% interest in Mars, an additional 22.0% interest in Odyssey, and an additional 10.0% interest in Explorer from SPLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) for $825.0 million in cash (the “December 2017 Acquisition”).

•	On October 17, 2017, we acquired a 50.0% interest in Permian Basin from a third party for $49.9 million in cash and initial capital contribution.

•
On May 10, 2017, we acquired (i) approximately 130 miles of pipeline aggregating volumes from five offshore pipelines (“Delta”), (ii) approximately 80 miles of pipeline serving as host to eight different subsea fields and connecting to Delta at Main Pass 69 (“Na Kika”) and (iii) approximately 100 miles of refinery gas pipeline connecting multiple refineries and plants operated along the Gulf Coast to Shell Chemical LP sites and Norco and Deer Park refineries (the “Refinery Gas Pipeline” and, together with Delta and Na Kika, the “Shell Delta, Na Kika and Refinery Gas Pipeline Operations”), from SPLC and Shell GOM Pipeline Company LP for $630.0 million in cash.

In 2016, we completed three acquisitions from Shell and one acquisition from a third party, with an aggregate purchase price of $1,118.2 million. These acquisitions are as follows:

•
On December 27, 2016, we acquired a 10.0% interest in Proteus, a 10.0% interest in Endymion and a 1.0% interest in Cleopatra from subsidiaries of BP Pipelines (North America) Inc. (collectively, “BP Pipelines”) for $42.0 million in cash.

•	On October 3, 2016, we acquired a 49.0% interest in Odyssey from SOPUS and an additional 20.0% interest in Mars from SPLC for $350.0 million in cash.

•	On August 9, 2016, we acquired a 2.62% equity interest in Explorer from SPLC for $26.2 million in cash.

•	On May 23, 2016, we acquired an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial from SPLC for $700.0 million in cash.
In 2015, we completed three acquisitions from Shell with an aggregate purchase price of $1,188.0 million. These acquisitions are as follows:

•	On November 15, 2015, we acquired a 100% interest in Pecten from SPLC for $390.0 million in cash.

•	On July 1, 2015, we acquired a 36.0% interest in Poseidon from SOPUS for $350.0 million in cash.

•	On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash.
See Note 3 – Acquisitions and Divestiture in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2017.

Shell
Shell Pipeline Company LP (SPLC)
Shell Midstream Partners GP LLC
3,832,293 General Partner Units (1)
Incentive Distribution Rights
Shell Midstream LP Holdings LLC
88,950,136 Common Units (1)
Public Unitholders
98,832,233 Common Units (1)
2.0% General Partner Interest
46.4% Limited Partner Interest
Shell Midstream Partners, L.P. (NYSE: SHLX)
51.6% Limited Partner Interest
100% Ownership Interest
Shell Midstream Operating LLC
Shell Operated Subsidiaries and Investments
Pecten
Sand Dollar
Triton
Zydeco
Mars
Odyssey
Proteus
Endymion
Cleopatra
Third Party Operated Investments
Bengal
Permian Basin
LOCAP
Poseidon
Explorer
Colonial

(1) The sale of common units on February 6, 2018 is not reflected in the units outstanding.

Our Assets and Operations
Our assets consist of the following systems:

Anacortes
Seattle
Portland
LOUISIANA
MISSISSIPPI
Baton Rouge
Convent
Norco/
St. Charles
St. James
Lake
Charles
Erath
Houma
Alliance
MP 69P
Clovelly
Caillou
Island
SMI 205A
GULF OF MEXICO
Des Plaines
Lockport
Permian Basin
Gas Gathering
Colex
OFFSHORE
- Auger
- Cleopatra
- Endymion
- Mars
- Na Kika
- Odyssey
- Poseidon
- Proteus
ONSHORE
- Bengal
- Colonial
- Delta
- Explorer
- LOCAP
- Refinery Gas Pipelines
- Zydeco
TERMINALS & STORAGE
- Anacortes
- Colex
- Des Plaines
- Lockport
- Portland
- Seattle
GATHERING & PROCESSING
- Permian Basin Gas Gathering

Crude Oil Pipelines
Onshore Crude Pipeline

Delta. Delta is wholly owned by Pecten, and we own a 100% interest in Pecten. SPLC is the operator of Delta.

Delta is an approximately 130-mile onshore pipeline aggregating volumes from five offshore pipelines including the Odyssey and Na Kika Pipelines. Delta connects offshore oil production in the eastern corridor of the Gulf of Mexico to key onshore markets. Delta receives the majority of its revenue from volumes transported on posted transportation rates, some of which are indexed annually. The system originates at Main Pass 69P and Main Pass 69A for the transportation of Heavy Louisiana Sweet (“HLS”) crude oil from the Main Pass, Viosca Knoll, and northeast section of Mississippi Canyon areas in the Gulf of Mexico to onshore demand centers at Empire Terminal, Houma Terminal, and the Norco and Alliance refineries.

Zydeco. We own a 92.5% interest in Zydeco, which owns the Zydeco pipeline system. SPLC owns the remaining 7.5% interest in, and is the operator of Zydeco.
Zydeco is a FERC-regulated pipeline system. It spans over 350 miles and currently has a mainline capacity of approximately 375 kbpd. Zydeco consists of four main segments: (i) the Houston, Texas to Port Neches, Texas segment, which has a capacity of 250 kbpd, (ii) the Port Neches, Texas to Houma, Louisiana segment which has a capacity of 375 kbpd, (iii) the Houma, Louisiana to Clovelly, Louisiana segment, which has a capacity of 500 kbpd, and (iv) the Houma, Louisiana to St. James, Louisiana segment, which has a capacity of 260 kbpd. Zydeco also includes tankage in Port Neches, Texas and Erath and Houma, Louisiana, a dock in Houma, Louisiana and a 16-inch pipeline that indirectly connects to the offshore Boxer pipeline system. We added new tankage at Port Neches and a new third-party connection in late 2016. In August 2016, a joint tariff with LOCAP was filed that allowed for movement of Poseidon crude oil from Houma to St. James beginning in

September 2016. Moving Poseidon crude oil via LOCAP opened up an additional 100 to 140 kbpd of capacity for Zydeco's shippers on the Houma to St. James 18-inch pipeline, while enabling the Poseidon shippers to ship under the joint tariff at the same rate structure as the existing 18-inch pipeline. Also, a new connection into Zydeco at Channelview Houston with Transcanada’s Market Link pipeline became available in August 2016. This connection provides access to additional volumes from Cushing, Oklahoma.
Zydeco’s customers include traders, marketers, refiners, producers and affiliates of Shell. For 2017, 2016 and 2015, four third-party customers accounted for approximately 70.0% of total Zydeco revenue.
Offshore Crude Pipelines
Auger. Auger is wholly owned by Pecten, and we own a 100% interest in Pecten. SPLC is the operator of Auger.
Auger is an approximately 175-mile offshore Gulf of Mexico corridor pipeline that transports medium sour crude from producers in eastern Garden Bank and Keathley Canyon blocks. Auger offers producers two crude market options: (i) the 20-inch pipeline delivers to Ship Shoal pipeline at Ship Shoal 28 for delivery to the St. James market hub (Bonito Sour crude) and (ii) the 12-inch pipeline delivers to Eugene Island pipeline for delivery to the Houma market hub (Eugene Island crude). The 14/16 inch pipeline brings crude from the Auger platform to the 20-inch and 12-inch segments at Garden Banks 128. Auger shares a complementary strategic connection to the Poseidon pipeline system through South Marsh Island 205, which provides the producers connected to Southeast Keathley Canyon Pipeline Company L.L.C. (“SEKCo”) the option to access either Poseidon or Auger delivery markets.
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

Na Kika. Na Kika is wholly owned by Pecten and we own a 100% interest in Pecten. SPLC is the operator of Na Kika.

Na Kika is an approximately 75-mile offshore pipeline anchored by the Na Kika platform which serves as a host to eight different subsea fields and connects to Delta at Main Pass 69. Na Kika receives the majority of its revenue from volumes transported on posted transportation rates some of which are indexed annually. The system originates at the Na Kika platform for the transportation of HLS crude oil delivered to the Delta pipeline system for further delivery to onshore demand centers at Empire Terminal, Houma Terminal, and the Norco and Alliance refineries.

Mars. We own a 71.5% interest in Mars, which owns the Mars pipeline system. BP Midstream Partners LP owns the remaining 28.5% interest in Mars. SPLC is the operator of Mars.
The Mars pipeline system is approximately 160 miles in length and has 16-, 18- and 24-inch diameter pipelines with mainline capacity of up to 600 kbpd. Transportation on certain segments of the Mars pipeline system are subject to the jurisdiction of FERC and the Louisiana Public Service Commission. Mars delivers production received from the Mississippi Canyon area, including the Olympus and Mars A platform and the Medusa and Ursa pipelines, and from the Green Canyon and Walker Ridge areas via the Amberjack pipeline connection, to shore, terminating in salt dome caverns in Clovelly, Louisiana, which is a major trading hub. Mars leases its main storage cavern at Clovelly from LOOP LLC. For 2017 and 2016, a substantial portion of volumes transported on Mars were moved either under life-of-lease transportation agreements or posted tariffs from production areas where there was established and consistent production activity and where there was limited take-away capacity beyond what our pipelines offered. Mars tariffs are subject to annual adjustment based on the FERC index. Such tariff adjustments allow for annual cash flow increases without commensurate incremental capital expenditures. In addition, Mars entered into life-of-lease transportation agreements with certain producers that include a guaranteed return for Mars for an initial period of time and thereafter will continue for the life of the lease. Mars also receives significant volume from

Amberjack at Fourchon, Louisiana, the terminus of the Amberjack pipeline system. This connection is governed by a FERC tariff.
Odyssey. We own a 71.0% interest in Odyssey, which owns the Odyssey pipeline system. GEL Odyssey, LLC (“GEL”) owns a 29.0% interest in Odyssey. SPLC is the operator of Odyssey.
The Odyssey pipeline system is an approximately 105-mile pipeline system for the transportation of crude oil in the offshore eastern Gulf of Mexico to markets in Louisiana. Odyssey provides transportation for major oil producers and from more than 20 different production fields in the eastern Gulf of Mexico. Major production platforms connected to Odyssey include: Delta House operated by LLOG Exploration Company, L.L.C., Ram Powell operated by Shell, Petronius operated by Chevron Corporation, and Horn Mountain operated by Anadarko Petroleum Corporation. Crude oil transported via Odyssey is delivered to the Delta pipeline system for further delivery to onshore demand centers at Empire Terminal, Houma Terminal, and Norco and Alliance refineries.

Odyssey provides for the transportation of crude oil through the use of buy/sell arrangements where crude is purchased at the receipt location into the pipeline and sold back to the counterparty at the destination at that price plus a transportation differential.
Poseidon. We own a 36.0% interest in Poseidon, which owns the Poseidon pipeline system. GEL Poseidon, LLC (“Genesis”) owns the remaining 64.0% interest in, and is the operator of Poseidon.
The Poseidon pipeline system is an approximately 365-mile Gulf of Mexico offshore crude oil pipeline with a 350 kbpd capacity transporting to key markets in Texas and Louisiana. A key corridor pipeline, Poseidon connects to approximately 50 Gulf of Mexico fields and delivers to three locations. It provides access to major crude trading hubs via connecting carriers (i.e., Gibson/Houma to St James and Clovelly, Louisiana and via Cameron Highway Oil Pipeline System to Texas hubs in Texas City and Port Arthur). Poseidon delivers crude oil (i) into Zydeco’s tankage at Houma, Louisiana via Poseidon’s 24-inch line from Ship Shoal 332A; (ii) into connecting carriers at St. James, Louisiana via Zydeco’s 18-inch line from Houma, Louisiana; (iii) into Raceland Pipeline; and (iv) for barrels on the west side of the Poseidon system and for certain barrels at Ship Shoal 332A, Poseidon can deliver oil into Auger via South Marsh Island 205A in addition to receiving oil from Auger, if needed. Poseidon owns the strategic platform South Marsh Island 205A.
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
Proteus. We own a 10.0% interest in Proteus, which owns the Proteus pipeline system. Mardi Gras Transportation System Inc. (“Mardi Gras”) and ExxonMobil Pipeline Company (“ExxonMobil”) own a 65.0% interest and 25.0% interest, respectively, in Proteus. SPLC assumed operatorship of Proteus effective July 1, 2017.
The Proteus pipeline system is an approximately 70-mile crude oil pipeline with a 425 kbpd capacity and provides transportation for multiple oil producers in the eastern Gulf of Mexico. The pipeline provides access to the Mississippi Canyon area of the Gulf of Mexico from the Thunder Horse and Thunder Hawk platforms to the Proteus SP 89E Platform. Noble Energy Inc.’s Big Bend and Dantzler fields are tied back to Thunder Hawk platform. SPLC is currently building the Mattox pipeline which will connect to Proteus and transport all of the volumes from the recently-sanctioned Appomattox platform. Volumes transported on Proteus move via private oil transportation agreements, which are a mix of term and life-of-lease transportation agreements, rather than posted tariffs.
Endymion. We own a 10.0% interest in Endymion, which owns the Endymion pipeline system. Mardi Gras Endymion Oil Pipeline Company, LLC (“Mardi Gras Endymion”) and ExxonMobil own a 65.0% interest and 25.0% interest, respectively, in Endymion. SPLC assumed operatorship of Endymion effective July 1, 2017.
The Endymion pipeline system, which originates downstream of the Proteus SP 89E Platform, is an approximately 90-mile crude oil pipeline with a 425 kbpd capacity and provides transportation for multiple oil producers in the eastern Gulf of Mexico. Endymion provides access to the Mississippi Canyon area of the Gulf of Mexico and is connected to the LOOP Clovelly storage terminal with access to multiple markets. Endymion leases a cavern from LOOP LLC. Volumes transported on

Endymion move via private oil transportation agreements, which are a mix of term and life-of-lease transportation agreements, rather than posted tariffs. Such agreements also allow for storage at the LOOP Clovelly storage terminal.

Refined Products Pipelines
Bengal. We own a 50.0% interest in Bengal and Colonial owns the remaining 50.0% interest. Colonial is the system operator for regulatory reporting purposes and operates Bengal’s tankage. SPLC operates Bengal’s pipelines.
The Bengal pipeline system is an approximately 160-mile refined products pipeline system connecting four refineries in southern Louisiana to long-haul transportation pipelines. The pipeline system consists of two primary pipelines. The 24-inch diameter pipeline has a capacity of 305 kbpd and connects the Shell and Valero refineries in Norco, Louisiana and the Marathon Petroleum Corporation refinery in Garyville, Louisiana to Bengal’s Baton Rouge, Louisiana tankage and the Plantation pipeline. The 16-inch diameter pipeline has a capacity of 210 kbpd and runs from Shell's Convent, Louisiana refinery to the Plantation pipeline and Bengal’s Baton Rouge, Louisiana tankage.
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
Explorer. We own a 12.62% interest in Explorer, which owns the Explorer pipeline system. SPLC owns a 25.97% interest in Explorer, and MPL Investment LLC, Phillips 66 Partners Holdings LLC and Sunoco Pipeline L.P. collectively own the remaining 61.41% interest. The pipeline system is operated by Explorer.
The Explorer pipeline system is a FERC-regulated 1,830-mile common carrier petroleum products pipeline system, which extends from the Gulf Coast to the Midwest serving more than 70 major cities in 16 states. In 2016, Explorer placed into service a new 24-inch diluent pipeline extension from its existing Peotone, Illinois Station to Manhattan, Illinois allowing shippers to transport diluent volumes into Western Canada via this new Manhattan, Illinois origin. Explorer transports refined products with more than 70 different specifications for more than 60 different shippers.
Explorer has rates that are subject to annual adjustment based on the FERC index. In addition, Explorer has an auction program for certain excess capacity when the pipeline is fully subscribed. Explorer also has ship-or-pay contracts for condensate delivered to the Southern Lights system.
Colonial. We own a 6.0% interest in Colonial, which owns the Colonial pipeline system. SPLC owns a 10.12% interest in Colonial, and CDPQ Colonial Partners, LP; Koch Capital Investments Company, LLC; KKR-Keats Pipeline Investors LP and IFM (US) Colonial Pipeline 2, LLC collectively own the remaining 83.88% interest. The pipeline system is operated by Colonial.
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
Since its inception in 1963, Colonial has served a diverse set of customers, including refiners, marketers, airports and airlines. In 2017, more than 100 shippers transported product through Colonial’s system, including an affiliate of Shell. Colonial is subject to FERC regulation and has both market-based rates and rates that are subject to annual adjustment based on the FERC index.
Terminals and Storage
Triton. We own a 100% interest in Triton which wholly owns the Anacortes (Washington), Colex (Texas), Des Plaines (Illinois), Portland (Oregon) and Seattle (Washington) refined products terminals. Our general partner is the operator of these five terminals. The necessary personnel are employed by SPLC and are assigned to our general partner pursuant to the operating agreement among SPLC, our general partner and our subsidiary. These terminals receive products from pipelines and, in certain cases, barges, ships or railroads, and distribute them to third parties, who in turn deliver them to end-users and retail outlets. These terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services that include the injection of various additives. Typically, terminaling facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is available 24 hours a day.
Lockport. Lockport is wholly owned by Pecten, and we own a 100% interest in Pecten. SPLC is the operator of Lockport.
Lockport is a crude terminal facility located southwest of Chicago with 2.0 million barrels of storage capacity that feeds regional refineries, while also offering strategic trading opportunities. Lockport receives Canadian crude from the Enbridge pipeline and serves as a distribution point for movements originating on the Mustang and Westshore pipeline systems. Lockport provides storage services for a number of customers, receives primarily Canadian and Midwest crude and supplies Midwest refineries, such as Citgo Lemont Refinery and via connection to Patoka, a regional distribution hub. Lockport receives its revenues from contracted storage capacity.
Other Midstream Assets

Refinery Gas Pipeline. Refinery Gas Pipeline is wholly owned by Sand Dollar, and we own a 100% interest in Sand Dollar.

Refinery Gas Pipeline is a network of approximately 105 miles of gas pipeline connecting multiple refineries and plants operated along the Gulf Coast to Shell Chemical sites, including Shell’s Norco refinery and Deer Park refinery. The pipelines transport refinery gas which is a mix of methane, natural gas liquids and olefins.

Permian Basin. We own a 50% interest in Permian Basin. Permian Basin owns and operates the Nautilus gas gathering system in the Permian Basin. CPB Member LLC (a jointly owned subsidiary of Crestwood Equity Partners LP and First Reserve) owns the remaining 50% interest.

The Nautilus gas gathering system includes 20 receipt point meters, approximately 95 miles of pipeline, a 24-mile high pressure header system, 10,800 horsepower of compression and a high-pressure delivery point. Nautilus is designed to serve a dedication area of about 100,000 acres in West Texas across Loving, Reeves and Ward counties. The Nautilus system gathers the majority of Shell’s operated Delaware Basin gas under a 20-year tiered, fixed-fee contract. We generate revenue on this system under a long-term agreement with SWEPI LP, a subsidiary of Shell.

LOCAP. We own a 41.48% interest in LOCAP. MPLX Operations LLC, an indirect subsidiary of MPLX LP, owns the remaining 58.52% interest. LOOP LLC is the operator of LOCAP.

The LOCAP pipeline connects the LOOP Clovelly Salt Dome storage facility to the active trading hub of St. James, Louisiana, approximately 55 miles to the north. Crude oil arriving at the St. James terminal can be dispatched to any one of four local refineries serving Louisiana and can also be dispatched to other pipeline systems transmitting more than 30% of the nation’s refining capacity to refineries throughout the Midwest. The LOCAP St. James terminal facility has 8 breakout tanks with over 2.6 million barrels of storage capacity situated on 140 acres of land. The 48-inch diameter LOCAP pipeline has a throughput capacity of 1.7 million barrels per day and can expand to 2.4 million barrels per day. The LOCAP pipeline is FERC-regulated and charges rates subject to FERC's indexing rate methodology.
Cleopatra. We own a 1.0% interest in Cleopatra, which owns the Cleopatra pipeline system. Mardi Gras, BHP Billiton Petroleum (Deepwater) Inc., Enbridge Offshore (Gas Transmission) LLC, and Chevron Midstream Investments LLC collectively own the remaining 99.0% interest in Cleopatra. SPLC assumed operatorship of Cleopatra effective July 1, 2017.
The Cleopatra pipeline system is an approximately 115-mile gas gathering pipeline and provides gathering and transportation for multiple gas producers and third party gas shippers. Volumes transported on Cleopatra move via private gas gathering agreements, which are life-of-lease transportation agreements, rather than posted tariffs. Such agreements are not subject to annual escalation.

Pipeline Systems and Terminal Systems
The following table sets forth certain information regarding our pipeline and terminal systems as of December 31, 2017:

Pipeline System/Terminal System	Diameter (inches)	Approximate Length (miles)	Approximate Capacity (kbpd) (2)	Approximate Tank Storage Capacity (kbls)
Zydeco crude oil system - Mainlines
Houston to Port Neches	20	85	250	-
Port Neches to Houma	22	215	375	-
Houma to Clovelly	24	35	500	-
Houma to St James	18	50	260	-
Auger crude oil system
Enchilada Platform to EI315	12	35	35	-
Enchilada Platform to SS28P	20	100	200	-
14/16" Auger export line	14/16	40	150	-
Delta crude oil system	16/20	130	420	-
Na Kika crude oil system	18	75	160	-
Mars crude oil system (1)
Mars TLP to WD 143	18	40	100	-
Olympus TLP to WD 143	16/18	40	100	-
WD 143 to Fourchon	24	55	400	-
Fourchon to Clovelly	24	25	600	-
Bengal product system
Norco to Baton Rouge tank farm	24	95	305	-
Convent to Baton Rouge tank farm	16	65	210	-
Poseidon crude oil system	Various	365	350	-
Odyssey crude oil system	Various	105	220
Proteus crude oil system
Thunder Horse TLP to SP 89E	24/28	70	425	-
Endymion crude oil system
SP 89E to Clovelly	30	90	425	-
Cleopatra gas gathering system (2)
Atlantis TLP to SS 332A	16/20	115	500	-
Colonial product system	Various	5,500	2,500	-
Explorer product system	Various	1,830	660	-
Permian Basin gas gathering system (2)	Various	95	250	-
LOCAP pipeline system and storage facility	48	55	1,700	2,600
Lockport terminal system	n/a	n/a	-	2,000
Refinery Gas Pipelines (2)
Houston Ship Channel	8	10	3,960	-
Texas City	12	35	5,280	-
Garyville - Norco	12	20	3,720	-
Convent to Garyville	12	20	3,840	-
Norco - Paraffinic	8/12	20	3,720	-
Triton refined products terminals
Anacortes (3)	n/a	n/a	-	-
Colex	n/a	n/a	-	2,585

Des Plaines	n/a	n/a	-	1,060
Portland	n/a	n/a	-	405
Seattle (3)	n/a	n/a	-	490
(1) In addition to the pipeline capacity above, Mars also has storage capacity under its lease of a storage cavern with a related party.
(2) The approximate capacity information presented is in kbpd with the exception of the approximate capacity related to Cleopatra gas gathering system and Permian Basin which are presented in mscf/d, and Refinery Gas Pipelines which is presented in klbs/d.
(3) The Anacortes and Seattle refined products terminals have truck racks which are not included in the above table. The Anacortes refined products terminal does not have tank storage.
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
SPLC is Shell’s principal midstream subsidiary in the United States. As of December 31, 2017, SPLC owns our general partner, a 46.4% limited partner interest in us and all of our incentive distribution rights.
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
Our offshore crude oil pipelines are partially supported by life-of-lease transportation agreements or direct connected production. However, our offshore pipelines will compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to onshore markets. The principal competition for our offshore pipelines include other crude oil pipeline systems as well as producers who may elect to build or utilize their own production handling facilities. In addition, the ability of our offshore pipelines to access future oil and gas reserves will be subject to our ability, or the producers’ ability, to fund the capital expenditures required to connect to the new production. In general, our offshore pipelines are not subject to regulatory rate-making authority, and the rates our offshore pipeline charges for services are dependent on market conditions.
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

Our refined products terminals generally compete with other terminals that serve the same markets. These terminals may be owned by major integrated oil and gas companies or by independent terminaling companies. While fees for terminal storage and throughput services are not regulated, they are subject to competition from other terminals serving the same markets. However, our contracts provide for stable, long-term revenue, which is not impacted by market competitive forces during the term of the contracts.

At Lockport, our storage tanks continue to be utilized at 80% capacity via three service and throughput contracts. One of the contracts expired in early 2017, was extended for one year under revised terms, and is currently under re-negotiation, and another expired on December 31, 2017 and has been extended one year under revised terms effective January 1, 2018. The third contract expires December 31, 2019. In addition to these three contracts, we are actively developing new business for the facility. Additionally, some contracts also guarantee payments for minimum monthly throughput volumes. Our storage terminal competes with surrounding providers of storage tank services. Some of our competitors have expanded terminals and built new pipeline connections, and third parties may construct pipelines that bypass our location, which could have a material adverse impact on our operations. However, other developments may eventually increase demand for storage and throughput at Lockport as pipelines are used to transport crude types previously shipped in other ways.

FERC and State Common Carrier Regulations
Our interstate common carrier and intrastate pipeline systems are subject to economic regulation by various federal, state and local agencies.
FERC regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act of 1887 as modified by the Elkins Act (“ICA”), the EPAct and the rules and regulations promulgated under those laws. FERC regulations require that rates and terms and conditions of service for interstate service pipelines that transport crude oil and refined products (collectively referred to as “petroleum pipelines”) and certain other liquids, be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC’s regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.
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
We may at any time also be required to respond to governmental requests for information, including compliance audits and rate case reviews conducted by FERC, such as the audit of Explorer and rate complaints filed against Colonial. FERC's Office of Enforcement concluded an audit of Explorer in Docket No. FA16-5000 for the period January 1, 2013 to December 31, 2016, and issued a letter order on January 12, 2018 adopting the audit’s findings and recommendations and requiring Explorer to submit a compliance plan and quarterly compliance reports. Explorer accepted the audit’s findings and recommendations, which did not have a financial impact to us. On November 22, 2017, Epsilon Trading LLC, Chevron Products Company, and Valero Marketing and Supply Company filed a complaint with FERC against Colonial challenging its rates for the transportation of petroleum products, including whether it should be permitted to continue charging market-based rates for certain movements originating at the Gulf Coast. Additionally, on February 2, 2018, BP Products North America Inc., Trafigura Trading LLC and TCPU Inc. also filed a complaint with FERC against Colonial regarding rates. These pending complaints have been docketed as Docket Nos. OR18-7-000 and OR18-12-000, respectively, and in both cases, the FERC has not taken any action on the complaints as of this time.

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
EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the U.S. Producer Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. FERC recently completed its five-year review, revised its indexing methodology and determined that during the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23%. The ruling was appealed and the appeal was denied by the D.C. Circuit Court on November 28, 2017. No further appeal is expected at this time. We cannot predict whether or to what extent the index factor may change in the future. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so; however a pipeline must reduce its indexed rates to the extent they exceed the index ceiling when a negative index applies. Some indexed rates on our systems were reduced in 2016 in response to the lower index ceiling, such as certain spot rates on Zydeco. Rate increases made under the index methodology are presumed to be just and reasonable and require a protesting party to demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Despite these procedural limits on challenging the indexing of rates, the overall rates are not entitled to any specific protection against rate challenges. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
While common carrier pipelines often use the indexing methodology to change their rates, common carrier pipelines may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates, and settlement rates. A common carrier pipeline can propose a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling), but must establish that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. A common carrier can charge market based rates if it establishes that it lacks significant market power in the affected markets. A common carrier can establish rates under settlement if agreed upon by all current shippers. Rates for a new service on a common carrier pipeline can be established through a negotiated rate with an unaffiliated shipper.
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

Under its current policy, FERC permits regulated interstate oil and gas pipelines, including those owned by master limited partnerships, to include an income tax allowance in their cost of service used to calculate cost-based transportation rates. The allowance is intended to reflect the actual or potential tax liability attributable to the regulated entity’s operating income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of Appeals for the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-

recovery of costs attributable to regulated service. The D.C. Circuit instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. Following the D.C. Circuit’s decision, FERC issued a Notice of Inquiry on December 15, 2016 in Docket No. PL17-1-000 requesting comments regarding how to address any double recovery from FERC’s current income tax allowance and rate of return policies. Initial comments were filed on March 8, 2017, reply comments were filed on April 7, 2017, and certain parties subsequently filed additional comments. The outcome of this proceeding could affect FERC’s income tax allowance policy for cost-based rates charged by regulated pipelines going forward. To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.

On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking in Docket No. RM17-1-000 regarding changes to the oil pipeline rate index methodology and data reporting on the Page 700 of the FERC Form No. 6. In an effort to improve the Commission’s ability to ensure that oil pipeline rates are just and reasonable under the ICA, the Commission is considering making the following changes to their current indexing methodologies for oil pipelines:

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

Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the Texas Railroad Commission, which currently regulates Zydeco and Colonial pipeline rates; and the Louisiana Public Service Commission, which currently regulates the Zydeco, Mars, Delta and Colonial pipeline rates. State agencies typically require intrastate petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates and proposed rate increases. State agencies may also investigate rates, services, and terms and conditions of service on their own initiative. State regulatory commissions could limit our ability to increase our rates or to set rates based on our costs, or could order us to reduce our rates and require the payment of refunds to shippers.

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

Certain pipelines, including Auger, Na Kika, Odyssey, Poseidon, Proteus, Endymion, Cleopatra and parts of Mars, are located offshore in the Outer Continental Shelf. As such, they are not subject to FERC or state rate regulation, but are subject to the Outer Continental Lands Act (“OCSLA”). Under the OCSLA, we must provide open and nondiscriminatory access to both pipeline owner and non-owner shippers, and comply with other requirements.

Pipeline and Terminal Safety

Our assets are subject to strict safety laws and regulations. Our transportation and storage of crude oil, refined products, and dry gas involves a risk that hazardous liquids or gas may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, liability and/or reparations to land owners and significant business interruption. The PHMSA of the DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of most of our assets. In addition, some states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which our most of our assets are located, Texas and Louisiana, are among the states that have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting hazardous liquids and gases. The few assets not covered by PHMSA are regulated by the U.S. Environmental Protection Agency (“EPA”) and various state agencies and are designed and maintained to industry accepted codes and standards. The PHMSA regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications, have access to a drug and alcohol program, and that pipeline operators develop comprehensive spill response plans.

We are subject to regulation by PHMSA under the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”). The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe, and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in HCAs. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. The Pipeline Safety Improvement Act of 2002 established mandatory inspections for all U.S. oil transportation pipelines, and some gathering lines in HCAs. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquids pipelines and pipeline control room management. These assets are also subject to the Pipeline Safety Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “Pipes Act”) was enacted. The Pipes Act reauthorized the PHMSA through 2019 and imposed a few new mandates on the agency. The law provided the Secretary of the DOT the power to issue pipeline industry wide emergency orders if an incident poses or exposes a particular widespread problem. It also required the PHMSA to develop regulations for the construction and operations of underground natural gas storage facilities and instructed the PHMSA to finish the tasks left over from the 2011 bill.

PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed (Subparts C and D of 49 CFR § 195); pressure testing (Subpart E of 49 CFR § 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs, and managing the operation of pipeline control rooms (Subpart F of 49 CFR § 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR § 195); and integrity management requirements for pipelines in HCAs (49 CFR § 195.452). Gas pipelines have similar requirements in 49 CFR 192. On January 19, 2017, PHMSA announced the issuance of new operator qualification rules that clarify the current regulations. This rule was published just before the Trump Administration requirement to withdraw all pending regulations for further review. This rule did not change the operator qualification requirements but did enhance release reporting requirements, placed new training requirements on control room personnel and provided reimbursement provisions for PHMSA oversight of projects totaling $1 billion or more. In addition, on January 30, 2017, the Trump Administration issued an executive order directing agencies to identify two existing regulations to be repealed for every new regulation proposed for notice and comment, along with a zero sum incremental cost requirement for all regulations. This directive applies at the DOT level so it is unclear if 49 CFR 190-199 will be impacted at all as the DOT could pull regulations from other areas such as road transport or hazardous materials handling where there are more regulations that could be considered worthy of repeal in order to cover the repeal and cost cutting directives.

The safety enhancement requirements and other provisions of the Pipeline Safety Act of 2011, as well as any implementation of PHMSA rules thereunder, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis; any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial position. However, we do not anticipate we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors. PHMSA also published an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure for gas pipelines. While this provision is currently targeted at gas pipelines it could eventually be rolled over to the liquid regulations and we are working with industry groups to provide comments on proposed regulations to help ensure regulations that will improve safety without providing undue burdens to operators.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using a variety of internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a comprehensive data integration effort and repair anomalies, as required, to ensure the integrity of the pipeline. We conduct a thorough review of risks to the pipelines and perform sophisticated calculations to establish an appropriate reassessment interval for each pipeline. We use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards and continually monitor, test and record the effectiveness of these corrosion inhibiting systems.  We have robust third party damage prevention and public awareness programs to help protect our lines from the risk of excavation and other outside force damage threats. Our tanks are inspected on a routine basis in compliance with PHMSA and EPA regulations. Every tank periodically receives a full out of service, internal inspection per American Petroleum Institute standard 653 and is repaired as necessary.
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
Environmental Matters
General. Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities.
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
Currently, various legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation in the U.S. These include requirements effective in 2010 to report emissions of greenhouse gases to the EPA on an annual basis, and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations. We do not believe the federal greenhouse gas reporting rule, as described above, or the greenhouse gas “tailoring” rule, which subjects certain facilities to the additional permitting obligations under the New Source Review/Prevention of Significant Deterioration and Title V programs of the Clean Air Act based on a facility’s greenhouse gas emissions, will have a material adverse effect on our operations.
In addition, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. For example, in May 2016, EPA finalized new rules for volatile organic compound and methane emissions from the oil and gas production, processing, transmission and storage industry. Congress continues to consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted. In addition, in 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the U.S. in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years beginning in 2020. In June 2017 the Trump Administration announced its intent to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the earliest date the U.S. can withdraw is November 2020. The impact of future regulatory and legislative developments, if adopted or enacted, could result in increased compliance costs, increased utility costs, additional operating restrictions on our business, and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting our facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.
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
Environmental Indemnity. In connection with certain of our acquisitions from Shell, Shell has agreed to indemnify us for certain environmental liabilities arising before the closing date, subject to customary deductibles and caps. The terms of each acquisition will vary, and in some cases we may receive contractual indemnification from the prior owner or operator for some or all of the liabilities relating to such matters, and in other cases we may agree to accept some or all of such liabilities. We do not believe that the portion of any such liabilities that the Partnership may bear with respect to any such properties previously acquired by the Partnership will have a material adverse impact on our financial condition or results of operations.
SPLC’s indemnification for breaches of representations or warranties relating to environmental matters in connection with the IPO terminated and expired on November 3, 2017.
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
Construction or maintenance of our pipelines, tank farms and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.
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
Inflation
Inflation did not have a material impact on our results of operations in 2017.
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
Future Financial Assurance
In July 2016, BOEM issued Notice to Lessees and Operators 2016 NOI (“NTL”) that augments requirements for the posting of additional financial assurance by offshore lessees, among others, to assure that sufficient funds are available to perform decommissioning obligations with respect to platforms, pipelines and other facilities.
On June 22, 2017, BOEM announced that it will extend the NTL implementation timeline beyond June 30, 2017, except in circumstances where there is a substantial risk of non-performance of decommissioning obligations. BOEM’s announcement noted that the Secretary of the Interior had directed BOEM to promptly review and provide a recommendation as to whether to implement the NTL. BOEM’s June 2017 announcement stated that BOEM is in the final stages of its review, that it has obtained significant industry feedback, and that it has determined that more time is necessary to work with the industry and other interested parties. BOEM also reiterated its goals of ensuring the industry’s continued engagement in developing and implementing a risk management program that enables the industry to meet its obligations while recognizing the current economic realities, and also protects the American taxpayers from assuming any decommissioning liability for facilities on the Outer Continental Shelf.
Insurance
All assets in which we have an interest are insured for certain property damage, business interruption and third party liabilities, which include pollution liabilities, in amounts which management believes are reasonable and appropriate. Where assets are not insured at the entity-level, we carry insurance for the aforementioned risks for our pro-rata share of the liability.
Employees
We do not have any employees. We are managed and operated by the directors and officers of our general partner. See Part III, Item 10. Directors, Executive Officers and Corporate Governance — Management of Shell Midstream Partners, L.P.  in this report.
Control Center Operations
Zydeco, Mars, Odyssey, Bengal’s pipeline, Auger, Lockport, Delta, Na Kika, Proteus, Endymion, Cleopatra, Refinery Gas Pipeline and our terminals are operated by SPLC or our general partner pursuant to operating and maintenance agreements. The pipeline, storage and terminal systems that are operated by SPLC are controlled from a central control room located in Houston, Texas, with the exception of Proteus, Endymion and Cleopatra. We intend to take over control of central control room activities for Proteus, Endymion and Cleopatra on April 1, 2018. Colonial operates its pipeline system and Bengal’s tankage in a similar manner and has its own management team based in Alpharetta, Georgia. Explorer operates its pipeline system in a similar manner and has its own management team and control center operations in Tulsa, Oklahoma. Poseidon is operated by Manta Ray Gathering Company, LLC, LOCAP is operated by LOOP LLC and Permian Basin is operated by CPB Operator LLC.
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

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to SPLC with respect to those expenses;

•	the volume of crude oil, refined products and refinery gas that we transport and the ability of our customers to meet their obligations under our contracts;

•	actions by FERC or other regulatory bodies that reduce our rates or increase expenses;

•	the amount and timing of expansion capital expenditures and acquisitions we make;

•	the amount of maintenance capital expenditures we make;

•	our debt service requirements and other liabilities, and restrictions contained in our debt agreements;

•	fluctuations in our working capital needs;

•	the amount of cash distributed to us by the entities in which we own a noncontrolling interest;

•	the amount of cash reserves established by our general partner; and

•	changes in, and availability to us, of the equity and debt capital markets.
We do not control certain of the entities that own our assets.
We have no significant assets other than our ownership interest in entities that own crude oil, refined products and refinery gas pipelines and a crude tank storage and terminal system. As a result, our ability to make distributions to our unitholders depends on the performance of these entities and their ability to distribute funds to us. More specifically:

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
For more information on the agreements governing the management and operation of the entities in which we own an interest, see Part III, Item 13. Certain Relationships and Related Party Transactions, and Director Independence — Agreements with Shell and Part I, Items 1 and 2. Business and Properties — Our Assets and Operations in this report.

Our ability to renew or replace our third-party contract portfolio on comparable terms could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make distributions.

As portions of our third-party contract portfolio come up for replacement or renewal, and capacity becomes available, adverse market conditions may prevent us from replacing or renewing the contracts on comparable terms. For example, two of our transportation services agreements on our Zydeco pipeline system will expire in December 2018, and another will expire in mid-2019. These contracts represent approximately 30% of our revenues for the year ended December 31, 2017. In addition, at our Lockport terminal, we have two terminal services agreements that will expire in 2018, one of which is currently under re-negotiation, and another expiring in 2019. Our ability to achieve favorable terms under these expiring contracts could be affected by many factors, including:

•prolonged reduced commodity prices;

•a decrease in demand for our services in the markets we serve;

•increased competition for our services in the markets we serve; and

•actions by FERC or other regulatory bodies that impact our rates or expenses.

If we replace the expiring agreements with shorter-term or spot transportation or storage services, our revenues could be more volatile than they would be under longer-term arrangements. If we are unable to replace the expiring agreements or renew the expiring agreements on comparable terms, it could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our unitholders.
If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make or increase quarterly cash distributions may be diminished or our financial leverage could increase. Other than our credit facilities, we do not have any contractual commitment with any of our affiliates to provide any direct or indirect financial assistance to us.
We will be required to do one of the following; use cash from our operations, incur borrowings or access the capital markets in order to fund our capital expenditures. If we do not make sufficient or effective capital expenditures, we may be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. The entities in which we own an interest may also incur borrowings or access the capital markets to fund capital expenditures and may require that we fund our proportionate share of such expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. Any decline in the debt and equity capital markets may increase the cost of financing and the risks of refinancing maturity debt. There can be no assurance that the capital markets will be available to us on acceptable terms or at all. The terms of any financing or the use of cash on hand could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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

•	damages to, loss of availability of and delays in gaining access to interconnecting third-party pipelines, terminals and other means of delivering crude oil, refined products and refinery gas;

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

For example, on our Zydeco pipeline system we ran an in-line inspection tool, will hydro-test the system and will invest in additional equipment to mitigate the effects of pressure cycling in the future. Certain inspection and related preparatory activities for the hydro-test occurred in 2017, with an impact of approximately $6.5 million to net income and cash available for distribution. We expect the hydro-test will result in a portion of the Zydeco pipeline between Houston, Texas and Houma, Louisiana being out of service for approximately 30 to 45 days in the first quarter of 2018. We currently estimate the impact to net income and cash available for distribution will be approximately $60.0 million in the first quarter of 2018. Final remediation activities are planned to be completed in the second quarter of 2018 with no expected material impact.

If third-party pipelines, production platforms, refineries, caverns and other facilities interconnected to our pipelines, Triton's refined product terminal and Lockport’s terminal facilities become unavailable to transport, produce, refine or store crude oil, or produce or transport refined product, our revenue and available cash could be adversely affected.

We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines and terminal facilities. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta 143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut in by the Bureau of Safety and Environmental Enforcement (“BSEE”) or BOEM of the U.S. Department of the Interior following incidents such as loss of well control. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined product due to repairs, damage to the facility, lack of capacity, shut in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Increases in the rates charged by the interconnected pipelines for transportation to and from our terminal facilities may reduce the utilization of our terminals. Our refined products terminals are limited to a 5% reduction in payments by the customer due to force majeure incidents. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery, at caverns to which we deliver, termination of any connection agreement, or adverse change in the terms and conditions of service, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

In November 2017, the Enchilada platform in Garden Banks Block 128 experienced a fire that resulted in the shut-in of all production flowing through Auger. The impact to net income and cash available for distribution in the fourth quarter of 2017 was approximately $6.0 million. The platforms contributing a majority of Auger’s daily throughput have returned to service in the first quarter of 2018, and the remaining impacted platforms are expected to return to normal operations by mid-2018. As such, the estimated impacts to net income and cash available for distribution are approximately $7.0 million and $3.0 million in the first and second quarters of 2018, respectively.

Since the beginning of the fourth quarter of 2017, fields connecting to Odyssey have been offline due to operational issues, causing an impact of approximately $3.5 million to net income and cash available for distribution in 2017 for Odyssey and Delta. It is expected that they will remain offline through at least the first quarter of 2018. The estimated impact to net income and cash available for distribution is approximately $4.5 million and $1.5 million in the first and second quarters of 2018, respectively.
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
Crude oil prices have fluctuated throughout 2017 and 2016 after a steep decline in 2015. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during January 2018, 2017 and 2016 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
January 2018	$66.27	$63.38	$60.37
2017	60.46	50.80	42.48
2016	54.01	43.29	26.19

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
Lower crude oil prices, or expectations of declines in crude oil prices, have had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental U.S. If lower prices are sustained, it could lead to a material decrease in such activity both onshore continental U.S. and in the Gulf of Mexico. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. Our customers may also face liquidity and credit issues that could impair their ability to meet their payment obligations under our contracts or cause them to renegotiate existing contracts at lower rates or for shorter terms. These conditions may lead some of our customers, particularly customers that are facing financial difficulties, to seek to renegotiate existing contracts on terms that are less attractive to us. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our unitholders.

In addition, production from existing areas with access to our pipeline and terminal systems will naturally decline over time. The amount of crude oil reserves underlying wells in these areas may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase the volume of crude oil transported, or throughput, on our pipelines, or stored in our terminal system, and cash flows associated with the transportation and storage of crude oil, our customers must continually obtain new supplies of crude oil. In addition, we will not generate revenue under our life-of-lease transportation agreements that do not include a guaranteed return to the extent that production in the area we serve declines or is shut in.
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
Any significant decrease in the demand for crude oil, refined products and refinery gas could reduce the volumes of crude oil, refined products and refinery gas that we transport, which could adversely affect our revenue and available cash.
The volumes of crude oil, refined products and refinery gas that we transport depend on the supply and demand for crude oil, gasoline, jet fuel, refinery gas and other refined products in our geographic areas. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of, decreased production by our customers, depressed commodity price environment, increased competition, and adverse economic factors, affecting the exploration, production and refining industries.
If the demand for crude oil, refined products or refinery gas decreases significantly, or if there were a material increase in the price of crude oil supplied to our customers’ refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, it may cause our customers to reduce production of refined products at their refineries. If production of refined products declines, there would likely be a reduction in the volumes of crude oil and refined products that we transport. Any such reduction could have a material adverse effect on our results of operations, financial position and ability to make cash distributions to our unitholders.
Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
With the exception of Odyssey, our consolidated assets are insured at the entity level for certain property damage, business interruption and third-party liabilities, which includes pollution liabilities. For Odyssey, as well as our other non-consolidated interests in joint ventures, the current owners are required to carry insurance for their pro rata share. We carry commercial insurance for our pro rata portion of these assets, which will increase our operations and maintenance expenses.
All of the insurance policies relating to our assets and operations are subject to policy limits. In addition, the waiting period under the business interruption insurance policies of the entities in which we own an interest is 60 days. We and the entities in which we own an interest do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Changes in the insurance markets subsequent to the September 11, 2001 terrorist attacks and certain hurricanes and natural disasters have made it more difficult and more expensive to obtain certain types of coverage. The occurrence of an event that is not fully covered by insurance, or failure by our insurer to honor its coverage commitments for an insured event, could have a material adverse effect on our business, financial condition and results of operations. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover our assets. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. There is no assurance that the insurers of the entities in which we own an interest will renew their insurance coverage on acceptable terms, if at all, or that the entities in which we own an interest will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which the entities in which we own an interest suffer significant losses could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.
We are exposed to the credit risks, and certain other risks, of our customers, and any material nonpayment or nonperformance by our customers could reduce our ability to make distributions to our unitholders.
We are subject to the risks of loss resulting from nonpayment or nonperformance by our customers. If any of our most significant customers default on their obligations to us, our financial results could be adversely affected. Our customers may be highly leveraged and subject to their own operating and regulatory risks. If any of our customers were to seek protection under the U.S. Bankruptcy Code or other insolvency laws, the court could void the customer’s contracts with us or allow our customer to reject such contracts. For certain of our pipelines, we may have a limited pool of potential customers and may be unable to replace any customers who default on their obligations to us. Therefore, any material deterioration in the creditworthiness of our customers or any material nonpayment or nonperformance by our customers could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.
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
We also intend to expand our existing pipelines and terminals, such as by adding horsepower, pump stations, new connections or additional tank storage. We expect to complete several expansion and upgrade projects, the Houma land purchases, tank construction and possible pipeline expansion.
These expansion projects involve numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control.
Moreover, we may not receive sufficient long-term contractual commitments or spot shipments from customers to provide the revenue needed to support projects, and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or spot shipments or make such interconnections, we may not realize an increase in revenue for an extended period of time. For example, we expanded pumping capacity on Zydeco to Clovelly and entered into a joint tariff agreement with LOCAP to enhance movements on Zydeco to St. James. However, anticipated volume increases may not materialize, and we may not realize an increase in revenue as a result of the expansion project and joint tariff or realize the full benefit from this interconnection. As a result, new or expanded facilities may not be able to attract enough throughput to achieve our expected investment return, which could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.
We do not own all of the land on which our assets are located, which could result in disruptions to our operations.
We do not own all of the land on which our assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such leases or rights-of-way lapse or terminate. We obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. For example, we lease the land upon which our Houma tanks are located and that lease agreement will expire at the end of 2019. Our loss of these or similar rights, through our inability to renew leases, right-of-way contracts or otherwise, or inability to obtain easements at reasonable costs could have a material adverse effect on our business, results of operations, financial condition and cash flows, including our ability to make cash distributions to our unitholders.
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
At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. In addition, our actual implementation costs may be affected by industry-wide demand for the associated contractors and service providers. Additionally, should any of our assets fail to comply with PHMSA regulations, they could be subject to shut-down, pressure reductions, penalties and fines. Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, on January 13, 2017, PHMSA announced the issuance of the Pipeline Safety: Safety of Hazardous Liquids Pipelines final rule.  The final rule addressed topics such as: reporting requirements for gravity and gathering lines, inspections of pipelines following extreme weather events, periodic assessment of pipelines not currently subject to integrity management, repair criteria, expanded use of leak detection systems, increased use of in-line inspection tools and other clarifications. On January 19, 2017, PHMSA announced the issuance of new operator qualification rules that clarify the current regulations. It is unclear when or if these rules will go into effect as these rules were withdrawn for further review by the Trump Administration in early 2017. However, we cannot know for certain when and how these rules will ultimately take effect.
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
Our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. Our crude oil pipelines serve customers who depend on production techniques, such as hydraulic fracturing, that are currently being scrutinized by federal, state and local authorities and that could be subjected to increased regulatory costs, delays or liabilities. Any changes in laws or regulations that impose significant costs or liabilities on our customers, or that result in delays, curtailments or cancellations of their projects, could reduce their demand for our services and materially adversely affect our business, results of operations, financial position or cash flows, including our ability to make cash distributions to our unitholders.
Subsidence and coastal erosion could damage our pipelines along the Gulf Coast and offshore and the facilities of our customers, which could adversely affect our operations and financial condition.
Our pipeline operations along the Gulf Coast and offshore could be impacted by subsidence and coastal erosion. Such processes could cause serious damage to our pipelines, which could affect our ability to provide transportation services. Additionally, such processes could impact our customers who operate along the Gulf Coast, and they may be unable to utilize our services. Subsidence and coastal erosion could also expose our operations to increased risks associated with severe weather conditions, such as hurricanes, flooding and rising sea levels. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure. Such costs could adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.
We may be unable to obtain or renew permits necessary for our operations or for growth and expansion projects, which could inhibit our ability to do business.
Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. In addition, we implement maintenance, growth and expansion projects as necessary to pursue business opportunities, and these projects often require similar permits, licenses and approvals. These permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our unitholders.
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
Zydeco, Bengal, Colonial, Explorer and portions of Mars provide interstate transportation services that are subject to regulation by FERC under the ICA. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and FERC may investigate) the lawfulness of existing, new or changed tariff rates. FERC can suspend new or changed tariff rates, rules and regulations for up to seven months and can allow new rates to be implemented subject to refund of amounts collected in excess of the rate ultimately found to be just and reasonable. Shippers may also file complaints that existing rates are unjust and unreasonable. If FERC finds a rate to be unjust and unreasonable, it may order payment of reparations for up to two years prior to the filing of a complaint or investigation, and FERC may prescribe new rates prospectively. On November 3, 2015, Colonial made a rules and regulations tariff filing with FERC in Docket No. 16-61-000 to change, among other things, its capacity allocation and minimum tender procedures.  Colonial made the filing to address chronic allocation issues on its system. FERC rejected the package of proposals in Colonial’s filing and a revised proposal filed on March 23, 2016, but accepted, in an order issued on January 13, 2017, certain aspects of Colonial’s November 3, 2015 filing related to the minimum tender requirement for the Woodbury-Linden Main Line and the rounding increment used to allocate capacity on Main Lines 1 & 2.
On December 22, 2017, legislation known as the “Tax Cut and Jobs Act” was enacted, which reduced the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December, 31 2017. Certain of our current tariff rates on file with FERC may reflect the federal income tax rates that were in effect at the time those tariff rates were established. As with any regulatory requirements promulgated by FERC, if FERC requires us to establish new tariff rates that reflect the current federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

We may at any time also be required to respond to governmental requests for information, including compliance audits and rate case reviews conducted by FERC, such as the audit of Explorer and rate complaints filed against Colonial. FERC’s Office of Enforcement concluded an audit of Explorer in Docket No. FA16-5-000 for the period January 1, 2013 to December 31, 2016, and issued a letter order on January 12, 2018 adopting the audit’s findings and recommendations. Explorer accepted the audit’s findings and recommendations, which did not have a financial impact to us. On November 22, 2017, Epsilon Trading LLC, Chevron Products Company, and Valero Marketing and Supply Company filed a complaint with FERC against Colonial challenging its rates for the transportation of petroleum products, including whether it should be permitted to continue charging market-based rates for certain movements originating at the Gulf Coast. Additionally, on February 2, 2018, BP Products North America Inc., Trafigura Trading LLC and TCPU Inc. also filed a complaint with FERC against Colonial regarding rates. These pending complaints have been docketed as Docket Nos. OR18-7-000 and OR18-12-000, respectively, and in both cases, the FERC has not taken any action on the complaints as of this time.
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
Under our agreements with certain of our customers, we and the customer have agreed to base tariff rates for some of our pipelines, and our customers have agreed not to challenge the base tariff rates or changes to those rates during the term of the agreements, subject to certain exceptions. Some of these agreements and the underlying rates have been approved by FERC under a declaratory order. These agreements do not, however, prevent any other new or prospective shipper, FERC or a state agency from challenging our tariff rates or our terms and conditions of service on rates or services not covered by these agreements. Following the reversal of Zydeco, in December 2013, SPLC filed three related tariffs with FERC to establish rates for uncommitted service on Zydeco. The filed rates became effective on December 12, 2013 and were jointly protested in a FERC filing by Anadarko Petroleum Corporation, ConocoPhillips Company, Marathon Oil Company and Pioneer Natural Resources USA, Inc. (collectively, the “Liquid Shipper Group”).  Zydeco later adopted those tariffs as part of its acquisition of the Ho-Ho pipeline, and Zydeco’s rates for uncommitted service were also protested by the Liquid Shipper Group under Docket Nos. IS14-607-000, IS14-608-000, IS14-609-000, and IS14-610-000, filed on July 31, 2014. After adoption of the SPLC tariffs by Zydeco, the protest against SPLC was dismissed. On August 15, 2015, all parties reached a settlement agreement establishing maximum uncommitted rates for uncommitted shippers, providing rate refunds plus interest, and establishing a two year rate moratorium during which neither Zydeco or the Liquid Shipper Group may file to change or challenge the settlement rates, among other terms. FERC accepted the settlement by a letter order, and the approved settlement, including the revised rates, went into effect December 1, 2016.
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
Terrorist attacks and threats, cyber-attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the U.S. Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. We use various electronic systems in our operations, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, resulting in potential liability or reputational damage or otherwise have an adverse effect on our financial results. We do not maintain specialized insurance for possible liability or loss resulting from a cyber-attack on our assets that may shut down all or part of our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

Violations of data protection laws carry fines and expose us to criminal sanctions and civil suits.

Data protection laws apply to us and our Parent. Over 100 countries have data protection laws and regulations. Additionally, the European Union (“EU”) General Data Protection Regulation (“GDPR”), which will be applicable from May 2018, increases penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the EU (particularly in Asia). Non-compliance with data protection laws could expose us or our Parent to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We or our Parent could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offence in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to our reputation could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

We rely heavily on information technology systems for our operations.

The operation of many of our business processes depends on reliable information technology (“IT”) systems. We use our Parent’s IT systems, which are increasingly concentrated in terms of geography, number of systems, and key contractors supporting the delivery of IT services. Shell, like many other multinational companies, is the target of attempts to gain unauthorized access to its IT systems and our data through various channels, including more sophisticated and coordinated attempts often referred to as advanced persistent threats. While Shell’s IT systems have been breached in the past, we believe that to date, no significant breach has occurred. Timely detection is becoming increasingly complex but we seek to detect and investigate all such security incidents, aiming to prevent their recurrence. Disruption of critical IT services, or breaches of information security, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.
Restrictions in our credit facilities could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.
We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. We entered into two revolving credit facilities and one fixed rate facility, and Zydeco has entered into a senior unsecured revolving credit facility with an affiliate of Shell with a total capacity of $2,390.0 million, under which a total of $1,846.9 million was drawn as of December 31, 2017. Borrowings under our credit facilities were used to fund in part our acquisitions in 2017, 2016 and 2015. Restrictions in our credit facilities and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
The restrictions in our credit facilities could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our credit facilities could result in an event of default which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Credit Facilities in this report for additional information about our credit facilities.
Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
Interest rates on current and future credit facilities and debt offerings could increase above current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.
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
The lack of diversification of our assets and geographic locations could adversely affect our ability to make cash distributions to our unitholders.
A significant amount of our revenue is generated from assets located in Texas and the Louisiana Gulf Coast and offshore Louisiana. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and cash available for distribution to our common unitholders than if we maintained more diverse assets and locations.
If we are deemed an “investment company” under the Investment Company Act of 1940, it could have a material adverse effect on our business and the price of our common units.
Our assets include partial ownership interests in Zydeco, Mars, Bengal, Poseidon, Odyssey, Colonial, Explorer, Endymion, Proteus, Cleopatra and Permian Basin. If a sufficient amount of our assets, or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we may have to register as an investment company under the Investment Company Act, claim an exemption, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.
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
As of December 31, 2017, SPLC owned a 46.4% limited partner interest in us and owned and controlled our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, SPLC. Conflicts of interest may arise between SPLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including SPLC, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including under the Omnibus Agreements and our other agreements with SPLC and its affiliates;

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
We expect that we will distribute all of our available cash to our unitholders and will rely primarily upon our cash reserves and external financing sources, including borrowings under our credit facilities and the issuance of debt and equity securities, to fund future acquisitions and other expansion capital expenditures. To the extent we are unable to finance growth with external sources of capital, the requirement in our partnership agreement to distribute all of our available cash and our current cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as businesses that reinvest all of their available cash to expand ongoing operations.
Our credit facilities restrict our ability to incur additional debt including the issuance of debt securities, except for incurring bank loans or loans from affiliates up to other certain levels. To the extent we issue additional units, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our cash distributions per unit. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. If we incur additional debt (under our revolving credit facilities or otherwise) to finance our growth strategy, we will have increased interest expense, which in turn will reduce the available cash that we have to distribute to our unitholders.
The fees and reimbursements due to our general partner and its affiliates, including SPLC, for services provided to us or on our behalf will reduce our cash available for distribution. In certain cases, the amount and timing of such reimbursements will be determined by our general partner and its affiliates, including SPLC.
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the Omnibus Agreement and our Zydeco operating and management agreement, we pay an annual fee, currently $8.5 million and $8.1 million, respectively, to SPLC for general and administrative services. In addition, pursuant to the Omnibus Agreement, we reimburse our general partner for payments to SPLC for other expenses incurred by SPLC on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. We also reimburse our general partner and SPLC, as applicable, for certain services provided under our operating agreements related to Pecten, Sand Dollar and Triton West. For the year ended December 31, 2017, we reimbursed our general partner and SPLC $3.9 million and $5.2 million, respectively, under these operating agreements. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our cash available for distribution. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates.
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
As of December 31, 2017, SPLC held 88,950,136 common units and no subordinated units. On February 17, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Additionally, we have agreed to provide SPLC with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 75.0% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2017, our general partner and its affiliates owned approximately 47.4% of our common units.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21% (changed from 35% under the recently enacted tax reform law), and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. In addition, several states are evaluating changes to current law which could subject us to additional entity-level taxation and further reduce the cash available for distribution to unitholders.
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
Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us.

A unitholders' share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, transactions in which we engage or changes in law and may be substantially different from any estimate we make in connection with a unit offering.
A unitholders' allocable share of our taxable income will be taxable to it, which may require the unitholder to pay federal income taxes and, in some cases, state and local income taxes, even if the unitholder receives cash distributions from us that are less than the actual tax liability that results from that income or no cash distribution at all.
A unitholders' share of our taxable income, and its relationship to any distributions we make, may be affected by a variety of factors, including our economic performance, which may be affected by numerous business, economic, regulatory, legislative, competitive and political uncertainties beyond our control, and certain transactions in which we might engage. For example, we may engage in transactions that produce substantial taxable income allocations to some or all of our unitholders without a corresponding increase in cash distributions to our unitholders, such as a sale or exchange of assets, the proceeds of which are reinvested in our business or used to reduce our debt, or an actual or deemed satisfaction of our indebtedness for an amount less than the adjusted issue price of the debt. A unitholders' ratio of its share of taxable income to the cash received by it may also be affected by changes in law. For instance, under the recently enacted tax reform law known as the “Tax Cuts and Jobs Act”, the net interest expense deductions of which business entities, including us, are limited to 30% of such entity's “adjusted taxable income,” which is generally taxable income with certain modifications. If the limit applies, a unitholders' taxable income allocations will be more (or its net loss allocations will be less) than would have been the case absent the limitation.
From time to time, in connection with an offering of our units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt, or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.
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
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income (“UBTI”) and will be taxable to them. Under the recently enacted tax reform act known as the “Tax Cuts and Jobs Act”, an exempt organization will be required to independently compute its UBTI from each separate unrelated trade or business which may prevent an exempt organization from utilizing losses we allocate to the organization against the organization’s UBTI from other sources and vice versa. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file federal income tax returns and applicable state tax returns and pay tax on their share of our taxable income.

Under the recently enacted tax reform law, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the Department of the Treasury and the IRS have determined that this withholding requirement should not apply to any disposition of a publicly traded interest in a publicly traded partnership (such as us) until regulations or other guidance have been issued clarifying the application of this withholding requirement to dispositions of interests in publicly traded partnerships. Accordingly, while this new withholding requirement does not currently apply to interests in us, there can be no assurance that such requirement will not apply in the future.
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
In the event the IRS makes an audit adjustment to our income tax returns and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.
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
If our assets are subjected to a material amount of additional entity-level taxation by individual states, our cash available for a distribution to you would be reduced. States are continually evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. We currently own assets and conduct business in certain states which impose an entity-level tax on partnerships, including Illinois, Texas, and Washington. Imposition of an entity-level tax on us in other jurisdictions in which we do business, or to which we expand our operations, could substantially reduce our cash available for distribution to you. Our partnership agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
As a result of investing in our common units, unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future. Unitholders may be subject to such taxes, even if they do not live in the jurisdiction imposing the tax. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in a number of states, most of which currently impose a personal income tax on individuals, and most of which also impose an income or similar tax on corporations and certain other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose an income tax or similar tax. In certain states, tax losses may not produce a tax benefit in the year incurred and also may not be available to offset income in subsequent tax years. Some states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder who is not a resident of the state. Withholding, the amount of which may be greater or less than a particular unitholders’ income tax liability to the state, generally does not relieve a nonresident unitholder from the obligation to file an income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us. It is each unitholder’s responsibility to file all federal, state and local tax returns required by applicable law to be filed by such unitholder. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in our common units. Prospective unitholders should consult their own tax advisors regarding such matters.
Entity level taxes on income from C corporation subsidiaries will reduce cash available for distribution, and an individual unitholder’s share of dividend and interest income from such subsidiaries would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions.
A portion of our taxable income is earned through LOCAP, Explorer and Colonial, which are all C corporations. Such C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21.0%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2017, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20.0%. An individual unitholders' share of dividend and interest income from LOCAP, Explorer, Colonial or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders' share of our other losses or deductions.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 3. LEGAL PROCEEDINGS
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations, or cash flows. In addition, pursuant to the terms of the various agreements under which we acquired assets from Shell affiliates since the IPO, those affiliates, as applicable, will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets.
Effective July 31, 2014, a rate case was filed against Zydeco with FERC. The rate case was resolved by a settlement approved by FERC which established maximum rates for uncommitted (or non-contract) shippers effective December 1, 2015. The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). In 2015, we recognized $2.3 million of general and administrative expenses related to the settlement of this rate case, and the shippers' settlements were paid in January 2016. We filed claims for reimbursement of $1.4 million in 2015 from SPLC, and we received reimbursement in 2016. On a prospective basis, a successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenue and cash flows, including our ability to make distributions to our unitholders.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

 PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the NYSE under the symbol “SHLX.” The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter presented:

	Common Unit Price
	High	Low	Quarterly Cash Distribution Declared per Limited Partner Unit
2017
First Quarter	$34.17	$29.30	$0.29100
Second Quarter	33.34	27.51	0.30410
Third Quarter	31.13	25.51	0.31800
Fourth Quarter	29.95	24.68	0.33300

2016
First Quarter	$42.29	$30.05	$0.23500
Second Quarter	38.49	31.02	0.25000
Third Quarter	34.25	29.47	0.26375
Fourth Quarter	32.19	25.42	0.27700

As of February 27, 2018, SPLC owned 99,979,548 common units, representing an aggregate 43.8% limited partner interest in us, all of the incentive distribution rights, and 4,567,588 general partner units, representing a 2% general partner interest in us. On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. As of February 1, 2018, we had three holders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.
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
Intent to Distribute the Minimum Quarterly Distribution
We intend to make at least the minimum quarterly distribution of $0.1625 per unit, or $0.6500 per unit on an annualized basis, to the holders of our units to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution or any amount on our units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity — Credit Facilities in this report, for a discussion of the restrictions included in our credit facilities that may restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2% of all quarterly distributions. This general partner interest is represented by 4,567,588 general partner units as of February 27, 2018. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest upon the issuance of additional units. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.
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

(in millions of dollars, except per unit data)	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Statements of Income
Total revenue	$470.1	$452.9	$485.5	$379.4	$289.7
Total costs and expenses	270.0	229.4	232.9	204.8	154.4
Operating income	200.1	223.5	252.6	174.5	135.4
Investment, dividend and other income	224.0	166.3	125.6	40.9	30.7
Net income	391.8	377.5	374.0	215.0	167.8
Net income attributable to the Partnership	295.3	244.9	167.1	13.4	N/A(2)
Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$1.28	$1.32	$1.16	$0.10	N/A(2)
Subordinated	$—	$1.27	$1.14	$0.10	N/A(2)
Cash distributions declared per limited partner unit (3)	$1.2461	$1.0258	$0.7900	$0.1042	N/A(2)
Property, plant and equipment, net	$736.5	$733.7	$731.3	$616.3	$616.3
Total assets	$1,366.5	$1,303.9	$1,164.7	$1,071.8	$758.6
Debt payable - related party	$1,844.0	$686.0	$457.6	$—	$—
Lease liability (4)	$24.3	$24.9	$22.8	$—	$—
Total (deficit) equity	$(565.9)	$534.2	$632.8	$989.4	$693.3

(1)	The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

(2)	Information is not applicable for periods prior to the IPO.

(3)
The 2014 distribution per limited partner unit represents the pro-rated minimum quarterly distribution for the 59-day period from November 3, 2014 and December 31, 2014 in accordance with the Partnership Agreement.

(4)	As part of the Motiva JV separation effective May 2017, Motiva is no longer a related party. As of December 31, 2017, this is a third-party balance.

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

The financial information for the years ended 2017, 2016 and 2015 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions and Divestiture in the Notes to Consolidated Financial Statements).

Partnership Overview

We are a fee-based, growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. Our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines which transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, please see Part I, Item 1 - Business and Properties of this report.

2017 developments include:

•
Increase in Borrowing Capacity. We had a net increase in our borrowing capacity of $1,420.0 million. On December 1, 2017, we entered into a Five Year Revolving Credit Facility due December 2022 (the “Five Year Revolver due December 2022”) with Shell Treasury Center (West) Inc. (“STCW”) with a borrowing capacity of $1,000.0 million. On March 1, 2017, we entered into a Five Year Fixed Facility (the “Five Year Fixed Facility”) with STCW with a borrowing capacity of $600.0 million. In addition, on March 1, 2017, our 364-Day Revolving Credit Facility (the “364-Day Revolver”) with STCW with a borrowing capacity of $180.0 million expired.

•
Debt Repayment. In December 2017, we used borrowings under the Five Year Revolver due December 2022 and the Five Year Fixed Facility to repay $268.1 million of borrowings under the Five Year Revolving Credit Facility due October 2019 (the “Five Year Revolver due October 2019”). In September 2017, we used net proceeds from sales of common units to third parties to repay $265.0 million of borrowings under our Five Year Revolver due October 2019.

•
December 2017 Acquisition. On December 1, 2017, we completed the December 2017 Acquisition, which included a 100% interest in Triton, 41.48% of the issued and outstanding membership interest in LOCAP, an additional 22.9% interest in Mars, an additional 22.0% interest in Odyssey, and an additional 10.0% interest in Explorer from SPLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) for $825.0 million in cash.

•
October 2017 Acquisition. On October 17, 2017, we completed the October 2017 Acquisition of a 50.0% interest in Permian Basin from a third party for $49.9 million in consideration and initial capital contributions.

•
Equity Offering. In September 2017, we completed the sale of 5,170,000 common units in a registered public offering for proceeds of $135.1 million, and we issued 105,510 general partner units to our general partner for $2.8 million in order to maintain its 2% general partner interest.

•
ATM Program. In September 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds, and we issued 106,122 general partner units to our general partner for $2.9 million in order to maintain its 2% general partner interest. In June 2017, we completed the sale of 94,925 common units under this program for $2.9 million net proceeds, and we issued 1,938 general partner units to our general partner for $0.1 million in order to maintain its 2% general partner interest.

•
May 2017 Acquisition. On May 10, 2017, we completed the May 2017 Acquisition, which included a 100% interest in Delta, Na Kika and the Refinery Gas Pipeline. The acquisition of the Refinery Gas Pipeline from Shell Chemical was our first acquisition from a Shell entity outside of SPLC.

•
April 2017 Divestiture. On April 28, 2017, Zydeco divested a small segment of its pipeline system (the “April 2017 Divestiture”) to SOPUS, a related party, as part of the Motiva JV separation. We determined that the 5.5-mile pipeline segment that connects Port Neches to the Port Arthur Refinery is not strategic to the overall Zydeco pipeline system. We received $21.0 million in cash consideration for this sale, of which $19.4 million is attributable to the Partnership.

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

We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation and storage of crude oil and refined products, and for the transportation of refinery gas through our assets. Our revenue is generated from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers, and independent exploration, production and refining companies primarily within the Gulf Coast region of the U.S.

In September 2017 we announced an expected $15.0 million impact to operating income as a result of outages and repairs related to Hurricane Harvey across several of our assets, as well as the declaration of a force majeure event for Zydeco. Since the restart of the lines and full assessment of necessary maintenance, we have incurred an impact of approximately $10.5 million to net income and cash available for distribution through December 31, 2017, with an expected spend of approximately $0.5 million in the first quarter of 2018. Because we declared a force majeure event for Zydeco, the expiration of unused credits on our committed transportation agreements for months prior to September 2017 has been extended one month. Refer to “Critical Accounting Policies and Estimates - Revenue Recognition” for additional information on these agreements. Additionally, we incurred an impact of approximately $3.0 million to net income and cash available for distribution in 2017 resulting from safety precautions taken for Hurricane Nate, which impacted Auger, Delta, Na Kika, Odyssey and Mars.

Executive Overview

Net income was $391.8 million and net income attributable to the Partnership was $295.3 million in 2017. We generated cash from operations of $432.4 million, and we raised $277.9 million from public offerings. This cash was primarily used to fund strategic acquisitions of businesses and assets, pay down debt with affiliates, and fund capital expenditures. As of December 31, 2017, we had cash and cash equivalents of $137.7 million, total debt of $1,844.0 million, and unused capacity under our revolving credit facilities of $543.1 million.

Our 2017 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

•
Operational Excellence. Our first priority is the safety, reliability and efficiency of our operations. Shell is an industry-recognized operator with over 100 years experience in the pipeline business. We benefit from Shell’s leadership in operational excellence, and leverage Shell’s industry leading operating and asset integrity processes.

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

•
Growth through strategic acquisitions in key geographies. We plan to pursue strategic acquisitions of assets from Shell and third parties. We believe Shell will offer us opportunities to purchase additional midstream assets that it currently owns or that it may acquire or develop in the future. We also may have opportunities to pursue the acquisition or development of additional assets jointly with Shell.

•
Optimize existing assets and pursue organic growth opportunities. We will seek to enhance the profitability of our existing assets by pursuing opportunities to increase throughput, terminaling and storage volumes, by expanding our midstream service offerings and by managing costs and improving operating efficiencies. We also intend to consider opportunities to increase our revenues by evaluating and capitalizing on organic expansion projects. We pursue a corridor strategy offshore, owning the trunk pipelines that aggregate and transport produced volumes to major onshore markets. These corridors are designed to maintain relatively constant to growing volumes despite individual well and field declines by attracting new Gulf of Mexico production. Producers in new fields seek to reduce their costs and improve their market access by connecting to existing corridors.

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

Contracted Capacity and Throughput

The amount of revenue our assets generate primarily depends on our long-term transportation and storage service agreements with shippers and the volumes of crude oil, refinery gas and refined products that we handle through our pipelines, terminals and storage tanks. If shippers do not meet the minimum contracted volume commitments under our ship-or-pay contracts, we have the right to charge for reserved capacity or for deficiency payments as described in “Critical Accounting Policies and Estimates - Revenue Recognition.” Assets in which we own interests also earn revenue by shipping crude oil and refined products on a spot rate basis in accordance with our tariff or posted rate sheets and under buy/sell agreements.

The commitments under our long-term transportation, terminaling and storage service agreements with shippers and the volumes which we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. The results of our operations will be impacted by our ability to:

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

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), insurance costs (including coverage for our consolidated assets and operated joint ventures), utility costs (including electricity and fuel) and repairs and maintenance expenses. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Management has performed a strategic evaluation of its insurance coverage and upon renewal of the contracts in the fourth quarter of 2017, all of our insurance coverage is now provided by a wholly owned subsidiary of Shell. This will result in both overall cost savings and improved coverage. Our other operations and maintenance expenses generally remain stable across broad ranges of throughput and storage volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during a period. At times, the fluctuation in operations and maintenance expenses may materially increase due to the performance of planned maintenance, such as turnaround work and asset integrity work, and unplanned maintenance, such as repair of damage caused by a natural disaster.

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

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, and depreciation, amortization and accretion, plus cash distributed to us from equity investments for the applicable period, less income from equity investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests and Adjusted EBITDA attributable to Parent.

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
Factors Affecting Our Business and Outlook

We believe key factors that impact our business are the supply of, and demand for, crude oil, natural gas, refinery gas and refined products in the markets in which our business operates. We also believe that our customers’ requirements, competition and government regulation of crude oil, refined products, natural gas and refinery gas play an important role in how we manage our operations and implement our long-term strategies. In addition, acquisition opportunities, whether from Shell or third parties, will also impact our business. These factors are discussed in more detail below.

A substantial portion of our revenue is derived from long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease transportation agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. We believe the commercial terms of these long-term transportation and storage service agreements substantially mitigate volatility in our financial results by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business could be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms, by sustained downturns or sluggishness in commodity prices or the economy in general, and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations. Our business can also be impacted by asset integrity or customer interruptions and natural disasters.

Two of our long-term transportation services agreements on the Zydeco system will expire in 2018, and another will expire in mid-2019. These contracts represent approximately 30% of our revenues for the year ended December 31, 2017. Once these agreements expire, we expect to enter into throughput and deficiency agreements (“T&D agreements”) for the same volumes with existing or new shippers. Additionally, there are financial upsides on the system that we are exploring, such as expansions and new customers, that could improve Zydeco’s profitability. However, the market environment at the time of re-contracting will dictate the rates, terms and lengths of the new contracts. Market conditions could adversely or positively impact our ability to re-contract the volumes represented by the expiring agreements on similar terms. We think of these conditions as the “push” and “pull” of the market. On the “push” side, increases or decreases in available crude supply in the Houston market could affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors could impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. On the “pull” side, Louisiana refineries’ availability and crude slates, as well as potential crude export options at Louisiana Gulf Coast ports, could all impact Louisiana demand for crude types arriving in the Houston market.
T&D agreements, similar to transportation services agreements, require shippers to commit to a minimum monthly, quarterly or annual average volume for a fixed term. If the shipper falls below the minimum volume for the specified term, it is required to make a payment for the volume deficiency at the agreed transportation rate. Because this payment is due at the end of the specified payment term, the timing of cash flows may be affected. Although similar, T&D agreements do differ from transportation services agreements in a number of ways. T&D agreements do not offer shippers firm space on the pipeline in question. If a segment of the pipeline system is oversubscribed, space is prorated in accordance with applicable regulations. The rates and other terms we set for T&D agreements on Zydeco will be public, and available to any shipper desiring to transport crude on the system. T&D agreements often offer incentives as a function of volume and term.
We do not expect to finalize the re-contracting process for any of the volumes becoming available on the Zydeco system until the latter half of this year. For any capacity on the Zydeco system that is not contracted under T&D agreements, we will offer transportation at posted spot rates.
Changes in Crude Oil Sourcing and Refined Product Demand Dynamics

To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields, operational impacts at producer fields and the introduction of new sources of crude oil supply, affect the demand for our services from both producers and consumers. One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”). While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices have fluctuated throughout 2017 and 2016 after a steep decline in 2015. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. We have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. We are currently experiencing relatively high demand for our pipeline systems that service refineries.

Other Changes in Customers’ Volumes

Total Zydeco volumes were lower in 2017 versus 2016, primarily due to the disposal of an interplant line delivering to a connecting refinery, as well as a Force Majeure declared due to Hurricane Harvey. Additionally, Zydeco experienced lower volumes in 2017 to Nederland and Lake Charles destinations due to the use of an alternate competing route by certain shippers. Although total throughput was down, volumes on the mainline increased to Louisiana markets. The increase on the mainline was driven by a new joint tariff agreement entered into in September 2016 with a connecting carrier which provided incremental capacity to Louisiana market hubs. Additionally, volumes have increased due to connections with multiple pipelines out of the Houston and Nederland/Port Neches areas of Texas seeking access to the Louisiana refining market. Completion of the Port Neches connection to the Sunoco Nederland terminal and the joint tariff agreement are expected to continue enhancing volumes able to access the important Louisiana market hubs of Clovelly and St. James.

Transportation volumes on Auger were lower in 2017 versus 2016, due to extended maintenance activities at connected producer facilities, reduced production due to emergency shut-down situations at connected producer facilities, including the fire at the Enchilada platform, and the directed flow to other markets in response to local market pricing values.

Transportation volumes at Lockport were slightly lower in 2017 versus 2016, due to a reduction in Lockport storage volume and a competitor pipeline that connects to Patoka. Of the three service and throughput contracts at Lockport, one contract expired in early 2017, was extended for one year under revised terms, and is currently under re-negotiation, and another expired on December 31, 2017 and has been extended one year under revised terms effective January 1, 2018. The third contract expires on December 31, 2019. In addition to these three contracts, we are actively developing new business for the facility.

Transportation volumes on Na Kika were lower in 2017 versus 2016, due to planned maintenance activities at the production platform in May 2017, Hurricane Nate in September, unplanned maintenance in November and December, as well as a planned shut-in in September 2017 to enable the connection of a future well. Delta experienced lower transportation volumes in 2017 versus 2016, due to the impact from lower Na Kika deliveries to Delta, as well as the impact that Hurricane Nate had on the entire Eastern Gulf Coast of Mexico corridor. Additionally, there were lower receipts from a connecting pipeline system that put in place more stringent quality bank differentials at the end of 2016, which impacted a connecting terminal, as well as planned maintenance of one of the production platforms connected to such system.

Mars experienced higher receipt volume from a connecting pipeline system, as well as stronger performance from wells in the Mars corridor in 2017 versus 2016. This increase was partially offset by shippers showing slight builds in inventory positions in 2017 versus 2016.

Odyssey volumes were stronger in 2017 versus 2016, due to new tie backs that came on-line in 2017. The additional volumes from the new tie backs were partially offset by operational issues impacting fields connected to Odyssey in the fourth quarter of

2017, as well as the impact of Hurricane Nate. Damages from Hurricane Nate have been addressed and we estimate that the operational issues will be resolved and volumes returned to normal levels by mid- 2018.

Major Maintenance Projects

On the Zydeco pipeline system, we are currently in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). In December 2016, the necessary permits were received and the project commenced in the latter half of 2017. Zydeco expects to incur approximately $24.0 million in maintenance capital expenditures for the total project. Since inception, Zydeco has incurred $19.0 million, of which $15.6 million was in 2017. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During 2017, we filed claims for reimbursement from SPLC of $14.4 million which were treated as capital contributions from our Parent.

In June 2017 a small release of approximately 23 gallons of crude oil occurred on the Zydeco pipeline near Erath, Louisiana, which we believe was the result of pressure cycling the system. The portion of the pipeline impacted was repaired and returned to service. We ran an in-line inspection tool, will hydro-test the system and will invest in additional equipment to mitigate the effects of pressure cycling in the future. Certain inspection and related preparatory activities for the hydro-test occurred in 2017, with an impact of approximately $6.5 million to net income and cash available for distribution. We expect the hydro-test will result in the Zydeco pipeline from Houston, Texas to Houma, Louisiana being out of service for approximately 30 to 45 days in the first quarter of 2018. Offshore volumes flowing into destination markets will not be impacted. We currently estimate the impact to net income and cash available for distribution will be approximately $60.0 million in the first quarter of 2018. Final remediation activities are planned to be completed in the second quarter of 2018 with no expected material impact.

In November 2017, the Enchilada platform in Garden Banks Block 128 experienced a fire that resulted in the shut-in of all production flowing through Auger. The impact to net income and cash available for distribution in the fourth quarter of 2017 was approximately $6.0 million. The platforms contributing a majority of Auger’s daily throughput have returned to service in the first quarter of 2018, and the remaining impacted platforms are expected to return to normal operations by mid-2018. As such, the estimated impacts to net income and cash available for distribution are approximately $7.0 million and $3.0 million in the first and second quarters of 2018, respectively. We have filed a claim under our business continuity insurance and expect to partially recover losses occurring 60 days or more after the incident.

Since the beginning of the fourth quarter of 2017, fields connecting to Odyssey have been offline due to operational issues, causing an impact of approximately $3.5 million to net income and cash available for distribution in 2017 for Odyssey and Delta. It is expected that they will remain offline through at least the first quarter of 2018. The estimated impact to net income and cash available for distribution is approximately $4.5 million and $1.5 million in the first and second quarters of 2018, respectively.

On the Refinery Gas Pipeline system, a project to convert a section of pipe from the Convent refinery to Sorrento from refinery gas service to butane service has been put on hold due to the refinery's recent decision to continue the operation of its catalytic converter. In connection with the acquisition of the Refinery Gas Pipeline asset, Shell Chemical agreed to reimburse us for our share of certain costs and expenses with respect to the conversion project. During 2017, we incurred costs and expenses related to the project, and filed claims for reimbursement from Shell Chemical, of $1.7 million which were treated as capital contributions from our Parent. With the project suspended, we expect to incur immaterial maintenance capital expenditures to close out this project in 2018.

For expected capital expenditures in 2018, refer to Capital Resources and Liquidity - Capital Expenditures.

Major Expansion Projects

In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We are building two 250,000 barrel working tanks at the existing Houma facility for a total of $44.1 million, of which $17.5 million was incurred in 2017, and the remaining spend is currently expected to be incurred in 2018. The scope includes interconnecting piping, dike expansion and associated facility work.

Customers

We transport and store crude oil, refined products, natural gas, and refinery gas for a broad mix of customers, including producers, refiners, marketers and traders, and are connected to other crude oil and refined products pipelines. In addition to serving directly-connected U.S. Gulf Coast markets, our crude oil and refined products pipelines have access to customers in various regions of the United States through interconnections with other major pipelines. Our customers use our transportation and storage services for a variety of reasons. Refiners typically require a secure and reliable supply of crude oil over a prolonged period of time to meet the needs of their specified refining diet and frequently enter into long-term firm transportation agreements to ensure a ready supply of crude oil, rate surety and sometimes sufficient transportation capacity over the life of the contract. Similarly, chemical sites require a secure and reliable supply of refinery gas to crackers and enter into long-term firm transportation agreements to ensure steady supply. Producers of crude oil and natural gas require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greater market liquidity. Marketers and traders generate income from buying and selling crude oil and refined products to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil and refined products supply and demand dynamics in our markets. Refer to Note 12 - Transactions with Major Customers and Concentration of Credit Risk for additional information.

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to-quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. However, contracts representing approximately 30.0% of our revenues for the year ended December 31, 2017 will expire in 2018 and 2019. Our business may be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms.

Our storage terminal competes with surrounding providers of storage tank services. Some of our competitors have expanded terminals and built new pipeline connections, and third parties may construct pipelines that bypass our location. These, or similar events, could have a material adverse impact on our operations.

Our refined products terminals generally compete with other terminals that serve the same markets. These terminals may be owned by major integrated oil and gas companies or by independent terminaling companies. While fees for terminal storage and throughput services are not regulated, they are subject competition from other terminals serving the same markets. However, our contracts provide for stable, long term revenue, which is not impacted by market competitive forces.

Regulation

Our assets are subject to regulation by various federal, state and local agencies.

Under its current policy, FERC permits regulated interstate oil and gas pipelines, including those owned by master limited partnerships, to include an income tax allowance in their cost of service used to calculate cost-based transportation rates. The allowance is intended to reflect the actual or potential tax liability attributable to the regulated entity’s operating income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v FERC, the United States Court of Appeals for the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership to include an income tax allowance in its cost-of-service-based rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over recover its costs. Following the D.C. Circuit’s decision, FERC issued a Notice of Inquiry on December 15, 2016 in Docket No. PL17-1-000 requesting comments regarding how to address any double recovery from FERC’s current income tax allowance and rate of return policies. Initial comments were filed on March 8, 2017, reply comments were filed on April 7, 2017, and certain parties subsequently filed additional comments. The outcome of this proceeding could affect FERC’s income tax allowance policy for cost-based rates charged by regulated pipelines going forward. To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.

On October 20, 2016, the Federal Energy Regulatory Commission issued an Advance Notice of Proposed Rulemaking in Docket No. RM17-1-000 regarding changes to the oil pipeline rate index methodology and data reporting on the Page 700 of the FERC Form No. 6. In an effort to improve the Commission’s ability to ensure that oil pipeline rates are just and reasonable under the ICA, the Commission is considering making the following changes to their current indexing methodologies for oil pipelines:

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

Results of Operations

(in millions of dollars)	2017 (1)	2016 (1)	2015 (1)
Revenue	$470.1	$452.9	$485.5
Costs and expenses
Operations and maintenance	149.7	116.9	123.8
Loss from disposition of fixed assets	0.1	0.2	0.3
General and administrative	57.8	53.4	55.9
Depreciation, amortization and accretion	45.0	43.1	37.9
Property and other taxes	17.4	15.8	15.0
Total costs and expenses	270.0	229.4	232.9
Operating income	200.1	223.5	252.6
Income from equity method investments	186.6	138.1	104.7
Dividend income from cost investments	37.4	28.3	20.6
Other income	—	(0.1)	0.3
Investment, dividend and other income	224.0	166.3	125.6
Interest expense, net	32.2	12.3	4.3
Income before income taxes	391.9	377.5	373.9
Income tax expense (benefit)	0.1	—	(0.1)
Net income	391.8	377.5	374.0
Less: Net income attributable to the Parent	77.3	102.3	133.8
Less: Net income attributable to noncontrolling interests	19.2	30.3	73.1
Net income attributable to the Partnership	$295.3	$244.9	$167.1
General partner's interest in net income attributable to the Partnership	$64.6	$25.0	$5.0
Limited Partners' interest in net income attributable to the Partnership	$230.7	$219.9	$162.1
Adjusted EBITDA attributable to the Partnership (2)	$380.1	$294.9	$189.0
Cash available for distribution attributable to the Partnership(2)	$360.0	$273.2	$182.7

(1)	The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

(2)	For a reconciliation of Adjusted EBITDA and Cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

Pipeline throughput (thousands of barrels per day) (1) (5)	2017	2016	2015
Zydeco - mainlines	611	568	560
Zydeco - Other segments	359	478	526
Zydeco total system	970	1,046	1,086
Mars total system	469	388	342
Bengal total system	581	547	554
Poseidon total system	254	265	261
Auger total system	60	114	136
Delta total system	219	253	258
Na Kika total system	39	46	59
Odyssey total system	116	107	77
LOCAP total system	1,228	1,100	1,091
Other systems	322	257	179

Terminals (2) (5)
Lockport terminaling throughput and storage volumes	181	188	242

Revenue per barrel ($ per barrel)
Zydeco total system (3)	0.66	$0.57	$0.57
Mars total system (3)	1.41	1.41	1.57
Bengal total system (3)	0.34	0.34	0.34
Auger total system (3)	1.12	1.13	1.28
Delta total system (3)	0.54	0.52	0.50
Na Kika total system (3)	0.72	0.71	0.73
Odyssey total system (3)	0.90	0.95	0.94
Lockport total system (4)	0.25	0.27	0.20

(1)	Pipeline throughput is defined as the volume of delivered barrels.

(2)	Terminaling throughput is defined as the volume of delivered barrels and storage is defined as the volume of stored barrels.

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
(5) Refinery Gas Pipeline and our refined products terminals are not included above as they generate revenue under transportation and terminaling service agreements, respectively, that provide for guaranteed minimum throughput.

Reconciliation of Non-GAAP Measures

The following tables present a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

(in millions of dollars)	2017 (1)	2016 (1)	2015 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$391.8	$377.5	$374.0
Add:
Loss from disposition of fixed assets	0.1	0.2	0.3
Allowance oil reduction to net realizable value	0.3	—	2.7
Depreciation, amortization and accretion	45.0	43.1	37.9
Interest expense, net	32.2	12.3	4.3
Income tax expense (benefit)	0.1	—	(0.1)
Cash distribution received from equity investments	198.3	158.0	112.9
Less:
Income from equity investments	186.6	138.1	104.7
Adjusted EBITDA	481.2	453.0	427.3
Less:
Adjusted EBITDA attributable to Parent	80.3	124.9	159.1
Adjusted EBITDA attributable to noncontrolling interests	20.8	33.2	79.2
Adjusted EBITDA attributable to the Partnership	380.1	294.9	189.0
Less:
Net interest paid attributable to the Partnership (2)	32.2	9.4	3.9
Income taxes paid attributable to the Partnership	0.1	—	—
Maintenance capex attributable to the Partnership (3)	28.3	22.6	6.1
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	5.0	7.5	(9.2)
Reimbursements from Parent included in partners' capital	16.1	2.8	8.4
April 2017 divestiture attributable to the Partnership	19.4	—	—
Waiver payment included in partners' capital	—	—	4.5
Cash available for distribution attributable to the Partnership	$360.0	$273.2	$182.7

(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
(2) Amount represents both paid and accrued interest attributable to the period.
(3) Effective April 1, 2017, the amount is inclusive of cash paid during the period, as well as accruals incurred for work performed during the period. Prior period amounts have not been changed and represent cash paid during the period.

(in millions of dollars)	2017 (1)	2016 (1)	2015 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$432.4	$429.2	$395.8
Add:
Loss from disposition of fixed assets	0.1	0.2	0.3
Interest expense, net	32.2	12.3	4.3
Income tax expense (benefit)	0.1	—	(0.1)
Return of investment	18.2	15.8	12.5
Less:
Change in deferred revenue and other unearned income	6.0	7.9	(14.2)
Non-cash interest expense	0.4	2.7	—
Allowance oil reduction to net realizable value	0.3	—	2.7
Change in other assets and liabilities	(4.9)	(6.1)	(3.0)
Adjusted EBITDA	481.2	453.0	427.3
Less:
Adjusted EBITDA attributable to Parent	80.3	124.9	159.1
Adjusted EBITDA attributable to noncontrolling interests	20.8	33.2	79.2
	380.1	294.9	189.0
Less:
Net interest paid attributable to the Partnership (2)	32.2	9.4	3.9
Income taxes paid attributable to the Partnership	0.1	—	—
Maintenance capex attributable to the Partnership (3)	28.3	22.6	6.1
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	5.0	7.5	(9.2)
Reimbursements from Parent included in partners' capital	16.1	2.8	8.4
April 2017 divestiture attributable to the Partnership	19.4
Waiver payment included in partners' capital	—	—	4.5
Cash available for distribution attributable to the Partnership	$360.0	$273.2	$182.7

(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
(2) Amount represents both paid and accrued interest attributable to the period.
(3) Effective April 1, 2017, the amount is inclusive of cash paid during the period, as well as accruals incurred for work performed during the period. Prior period amounts have not been changed and represent cash paid during the period.

2017 compared to 2016

Revenues

Total revenue increased by $17.2 million in 2017 as compared to 2016, comprised of $43.2 million attributable to lease revenue, partially offset by decreases of $23.5 million in transportation and terminaling services revenue and $2.5 million in storage revenue.

Lease revenue increased by $31.0 million and $12.2 million for Sand Dollar and Triton, respectively. These increases primarily resulted from certain transportation and terminaling services agreements entered into in May 2017 and December 2017, respectively, that are considered operating leases. Additionally, on Triton there was a Colex operating lease that commenced in June 2016 and terminated upon entering into the terminaling services agreements.

Transportation services revenue decreased by $28.9 million for Pecten primarily driven by the expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line, Auger extended planned maintenance activities and emergency shut-down situations at connected producer facilities and declining production volumes from certain wells, as well as shipper response to local market pricing changes on Auger, Delta and Na Kika. Additionally, terminaling services revenue decreased by $14.2 million for Triton primarily due to the commencement of the terminaling services agreements in December 2017 which have taken the place of the transportation services revenue, as well as the Colex operating lease which existed for the majority of 2017 but only commenced in June 2016. These agreements are treated as operating leases and impact lease revenue.

These decreases were partially offset by an increase of $18.5 million for Zydeco primarily attributable to an increase in delivered volumes on the mainline, despite the impact of Hurricane Harvey. The increase in volumes was attributable to a new joint tariff agreement entered into in September 2016 with a connecting carrier and changes in certain customers’ sourcing strategies, as well as a net increase, excluding the sale of the interplant line discussed below, in shipments on non-mainlines in 2017 due to a variety of maintenance events at refineries in our destination markets in 2016. These increases on Zydeco were partially offset by a decrease in non-mainline shipments due to the disposal of an interplant line in the April 2017 Divestiture. Additionally, there was an increase of $1.1 million for Odyssey.

Storage revenue decreased $2.5 million primarily related to a reduction in storage volume for Lockport.

Costs and Expenses

Total costs and expenses increased $40.6 million in 2017 due to $32.8 million in higher operations and maintenance expense, $4.4 million higher general and administrative expenses and $1.9 million of additional depreciation expense due to the completion of certain projects in 2017, and $1.6 million in property taxes due to changes in property tax appraisal estimates, partially offset by $0.1 million loss from disposition of fixed assets.

Operations and maintenance expenses increased due to higher project development and maintenance costs, as well as increased insurance costs for both consolidated and investment interests acquired in the fourth quarter of 2016, as well as in connection with the May 2017 Acquisition and the December 2017 Acquisition. Additionally, there is a larger net gain on pipeline operations related to allowance oil in 2016 than in 2017.

General and administrative expense increased primarily due to higher allocations of salaries in the 2017, partially offset by decreased professional fees in 2017 and costs associated with equity issuances in 2016.

Investment, Dividend and Other Income

Investment, dividend and other income is primarily comprised of earnings from our equity investments and the dividend income from our cost investments. The earnings from our equity investments increased by $48.5 million in 2017 primarily related to Mars. Mars had higher net income in 2017, coupled with the impact of retrospectively adjusting for the incremental ownership acquired. The incremental adjustment on Mars results in a higher overall ownership interest for 2017 as compared to 2016 due to the timing of the October 2016 Acquisition which was treated prospectively. Additionally, we have income in 2017 from Proteus and Endymion which were acquired in the fourth quarter 2016, and Permian Basin which was acquired in the fourth quarter 2017.

The increase of $9.1 million in dividend income is due to higher overall distributions from Colonial in 2017, partially due to the acquisition of an additional interest in the second quarter of 2016. Additionally, the impact of retrospectively adjusting for the incremental ownership acquired in Explorer resulted in a higher overall ownership interest for 2017 as compared to 2016 due to the timing of the August 2016 Acquisition which was treated prospectively.

Interest Expense

Interest expense increased by $19.9 million due to additional borrowings outstanding under our credit facilities during 2017 versus 2016.

2016 compared to 2015

Revenues

Total revenue decreased by $32.6 million in 2016 as compared to 2015, comprised of a decrease of $46.7 million in transportation and terminaling services revenue, partially offset by increases of $13.1 million in lease revenue and $1.0 million in storage revenue.

Transportation services revenue decreased by $20.1 million for Zydeco due to a decrease in revenue from expiring credits on committed transportation agreements of $13.9 million, and decreased revenues related to delivered volumes of $6.2 million. The decreases in revenue related to delivered volumes primarily resulted from decreased spot shipments attributable to changes in certain customers’ sourcing strategies and tightening of certain spreads throughout 2016 causing a change in shipping behavior. Shipments on non-mainlines decreased due to several maintenance events at refineries in our destination markets. These decreases were partially offset by increases in committed shippers’ delivered volumes on our mainline segments.

Transportation services revenue decreased by $19.5 million for Pecten. The decrease was primarily attributable to the expiration of the surcharge on Auger rates related to the recovery of earlier improvements on the line and a well shut-in during 2016. Terminaling services revenue decreased by $17.7 million for Triton primarily due to the commencement of the Colex operating lease in June 2016 which impacts lease revenue.

These decreases were partially offset by a $10.6 million increase on Odyssey due to a new production platform coming on-line during the second quarter of 2015.

Lease revenue increased by $13.1 million for Triton due to a Colex operating lease that commenced in June 2016.

Storage revenue increased $1.0 million for Lockport due to an electrical upgrade project.

Costs and Expenses

Total costs and expenses decreased $3.5 million in 2016 due to $6.9 million in lower operations and maintenance expense, $2.5 million lower general and administrative expenses and $0.1 million lower loss from disposition of fixed assets. These decreases were partially offset by $5.2 million of additional depreciation expense due to the commencement of the Port Neches capital lease and additional depreciation on certain projects completed in 2016, and $0.8 million in higher property taxes due to changes in property tax appraisal estimates.

Operations and maintenance expenses decreased due to lower maintenance and gains on pipeline operations related to allowance oil in 2016, partially offset by higher project development, outside services and insurance costs in 2016.

General and administrative expense decreased primarily due to decreased legal and expert fees in connection with the FERC rate case and costs associated with the settlement of the FERC rate case that were included in 2015 but not in 2016. The decrease was partially offset by increased costs in 2016 associated with equity issuances.

Investment, Dividend and Other Income

Investment, dividend and other income is primarily comprised of earnings from our equity investments and the dividend income from our cost investments. Earnings from our equity investments increased by $33.4 million in 2016 primarily related to Mars. Mars had higher net income in 2016, coupled with the impact of retrospectively adjusting for the incremental ownership acquired. The incremental adjustment on Mars results in a higher overall ownership interest for 2016 as compared to 2015 due to the timing of the October 2016 Acquisition which was treated prospectively. Additionally, we had an increase in income from Poseidon in 2016 due to the acquisition of our interest in July 2015.

The increase of $7.7 million in dividend income is primarily due to our acquisition of an additional interest in Colonial during the second quarter of 2016. Additionally, the impact of retrospectively adjusting for the incremental ownership acquired in Explorer resulted in a higher overall ownership interest for 2016 as compared to 2015 due to the timing of the August 2016 Acquisition which was treated prospectively.

Interest Expense

Interest expense increased by $8.0 million due to additional borrowings outstanding under our credit facilities during 2016 versus 2015, as well as the commencement of the Port Neches capital lease.
Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. In addition, we believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of December 31, 2017 was $680.8 million consisting of $137.7 million cash on hand and $543.1 million available capacity under our revolving credit facilities.

On March 1, 2017, our $180.0 million 364-day Revolver expired. We negotiated with an affiliate of Shell to replace this borrowing capacity and increase overall borrowing capacity through the addition of the Five Year Fixed Facility and the Five Year Revolver due December 2022 with borrowing capacities of $600.0 million and $1,000.0 million, respectively. These new long-term debt facilities were effective March 1, 2017 and December 1, 2017, respectively, and added $1,420.0 million borrowing capacity over December 31, 2016 levels.

Credit Facilities

We have entered into the Five Year Revolver due December 2022, the Five Year Fixed Facility and the Five Year Revolver due October 2019 with borrowing capacities of $1,000.0 million, $600.0 million and $760.0 million, respectively. In addition, Zydeco has entered into a revolving credit facility with a borrowing capacity of $30.0 million (the “Zydeco Revolver”).

Borrowings under the Five Year Revolver due December 2022, the Five Year Revolver due October 2019 and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for 2017 and 2016 was 2.7% and 2.1%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $1,246.9 million as of December 31, 2017 would increase our consolidated annual interest expense by approximately $1.6 million. Our current interest rates for outstanding borrowings are 2.4% under our Five Year Revolver due December 2022, 2.6% under our Five Year Revolver due October 2019 and 3.1% under the Zydeco Revolver. Borrowings under the Five Year Fixed Facility bear interest at 3.23% per annum.

The Five Year Revolver due December 2022, the Five Year Fixed Facility, the Five Year Revolver due October 2019 and the Zydeco Revolver mature on December 1, 2022, March 1, 2022, October 31, 2019 and August 6, 2019, respectively. We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

The 364-Day Revolver matured on March 1, 2017. There was no balance outstanding during the period.

As of December 31, 2017, we were in compliance with the covenants contained in the Five Year Revolver due December 2022, the Five Year Revolver due October 2019, the Five Year Fixed Facility, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

For additional information on our credit facilities, refer to Note 8 - Related Party Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Cash Flows from Our Operations

Operating Activities. We generated $432.4 million in cash flows from operating activities in 2017 compared to $429.2 million in 2016. The $3.2 million increase in cash flows was primarily driven by an increase in both equity method and cost investment dividends, partially offset by a decrease in operating income, an increase in interest paid and a decrease in working capital.
We generated $429.2 million in cash flows from operating activities in 2016, compared with $395.8 million in 2015. The $33.4 million increase in cash flows primarily driven by increases in both equity method and cost investment dividends and working capital, partially offset by a decrease in operating income and an increase in interest paid.
Investing Activities. Our cash flows used in investing activities was $509.1 million in 2017 compared to $244.8 million in 2016. The increase in cash flow used in investing activities was primarily due to our acquisitions in 2017 and an increase in expansion capital expenditures on Zydeco. See Note 3 – Acquisitions and Divestiture in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Our cash flows used in investing activities was $244.8 million in 2016, compared with $230.9 million in 2015. The increase in cash flow used in investing activities was primarily due to our acquisitions in 2016, partially offset by the payment of pre-IPO distributions from investments in 2015 and a decrease in expansion capital expenditures on the Zydeco pipeline system. See Note 3 – Acquisitions and Divestiture in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Financing Activities.  Our cash flows provided by financing activities was $92.3 million in 2017 compared to $156.1 million used in financing activities in 2016. The increase in cash flow provided by financing activities was primarily due to an increase in borrowings under our revolving credit and fixed facilities, partially offset by a decrease in net proceeds from equity issuances, an increase in the repayments of borrowings under our revolving credit facilities, an increase in capital distributions to the general partner and an increase in distributions paid to unitholders and the general partner.
Our cash flows used in financing activities was $156.1 million in 2016 compared to $221.3 million used in financing activities in 2015. The decrease in cash flow used in financing activities was primarily due to net proceeds from a private placement and public offering of common units, borrowings under our revolving credit facilities and a decrease in capital distributions to the general partner, partially offset by the repayment of revolving credit facilities and an increase in distributions paid to the unitholders and the general partner.
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

We incurred capital expenditures of $57.9 million, $44.7 million and $45.2 million for 2017, 2016 and 2015, respectively. The increase in capital expenditures from 2016 to 2017 is primarily due to the Houma tank expansion project and directional drill project for Zydeco. The increase in capital expenditures from 2015 to 2016 is primarily due to Houma, Port Neches and Caillou Island improvement expenditures for Zydeco, electrical and storm water improvements for Lockport and control system improvements, safety system improvements and personnel escape pods at Ship Shoal 28 for Auger in 2016.

A summary of our capital expenditures is shown in the table below:

	2017	2016	2015
Expansion capital expenditures	$18.0	$9.4	$30.1
Maintenance capital expenditures	40.0	36.4	21.6
Total capital expenditures paid	58.0	45.8	51.7
Decrease in accrued capital expenditures	(0.1)	(1.1)	(6.5)
Total capital expenditures incurred	$57.9	$44.7	$45.2

We expect total capital expenditures to be approximately $63.0 million for 2018, a summary of which is shown in table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	2017	2018
(in millions of dollars)
Expansion capital expenditures
Zydeco	$18.3	$35.0
Triton	1.2	—
Total expansion capital expenditures	19.5	35.0
Maintenance capital expenditures
Zydeco	21.7	18.0
Pecten	8.0	1.5
Triton	8.7	8.5
Total maintenance capital expenditures	38.4	28.0
Total capital expenditures	$57.9	$63.0

Total expansion capital expenditures in both 2017 and as expected for 2018 are primarily related to the Houma tank expansion project on Zydeco.
Zydeco’s maintenance capital expenditures for 2017 were $21.7 million, primarily related to $15.6 million for the directional drill project, as well as improvements at Houma, Port Neches and Calliou Island. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During 2017, we filed claims for reimbursement from SPLC of $14.4 million. We expect Zydeco’s maintenance capital expenditures to be $18.0 million for 2018, of which approximately $5.5 million is for the directional drill project. The majority of the remaining expected spend relates to exposure and pressure cycling mitigation, and various Houma maintenance and pipeline integrity projects.
Pecten's maintenance capital expenditures for 2017 were $8.0 million, primarily related to aviation upgrades on Main Pass 69P and sump pump replacement for Delta, as well as for electrical improvements and tank inspections for Lockport. We expect Pecten’s maintenance capital expenditures to be approximately $1.5 million in 2018 for electrical improvements and tank maintenance at Lockport.
Triton's maintenance capital expenditures for 2017 were $8.7 million. This includes vapor recovery assessment, tank work at Colex and Des Plains and occupied building blast assessment. We expect Triton's maintenance capital expenditures to be approximately $8.5 million in 2018 for vapor recovery improvements at Des Plains, and tank and facility work at Colex and Des Plains.
With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for 2018 will be funded primarily with cash from operations.
Capital Contribution

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the October 2017 Acquisition, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. For 2018, we expect that we will make several capital contributions for a total of approximately $20.0 million.
Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law by President Trump. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (1) creating a new deduction on certain pass-through income to individual partners; (2) repealing the partnership technical termination rule; (3) creating new limitations on certain deductions and credits, including interest expense deductions; and (4) reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. Since the operations of a partnership are not subject to federal income tax, and most provisions of the TCJA are effective for tax years beginning after December 31, 2017, the legislation is not expected to have a material impact to the Partnership for 2017.
Contractual Obligations
A summary of our contractual obligations, as of December 31, 2017, is shown in the table below (in millions):

	Total	Less than 1 year	2 year to 3 years	4 years to 5 years	More than 5 years
Operating lease for land (1)	$2.7	$0.2	$0.4	$0.4	$1.7
Lease of platform space and tie-in	6.9	0.2	0.5	0.6	5.6
Capital lease for Port Neches storage tanks (2)	69.0	5.0	10.1	10.1	43.8
Joint tariff agreement	44.6	5.1	10.3	10.3	18.9
Debt obligation (3)	1,846.9	—	246.9	1,600.0	—
Total contractual obligations	$1,970.1	$10.5	$268.2	$1,621.4	$70.0
(1) On May 1, 2017, Zydeco entered into a new operating lease for land which terminated the former agreement.
(2) Includes $33.4 million in interest, $24.9 million in principal and $10.3 million in executory costs.
(3) See Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Odyssey entered into an operating lease dated May 12, 1999 with a third party for usage of offshore platform space at Main Pass 289C. Additionally, Odyssey entered into a tie-in agreement effective January 2012 with a third party, which allowed producers to install the tie-in connection facilities and tying into the system. The agreements will continue to be in effect until the continued operation of the platform is uneconomic.

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

On September 1, 2016, which is the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective and requires monthly payments of approximately $0.4 million. The tariff will be analyzed annually and updated based on the FERC indexing adjustment to rates effective July 1 of each year. There was no FERC indexing adjustment to this rate July 1, 2017. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.
Equity Issuances

On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for approximately $673.5 million net proceeds. Additionally, we completed the sale of 11,029,412 common units in a private placement with Shell

Midstream LP Holdings LLC, an indirect subsidiary of Shell, for an aggregate purchase price of $300.0 million. For additional information, see Note 14 - Subsequent Event(s) in the Item 8. Finance Statements and Supplementary Data.
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
We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, equity method investments, revenue recognition, allowance oil, and environmental and legal obligations. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 - Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
Long-Lived Assets
Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. Such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals of oil, natural gas, refinery gas or refined products (which could have a negative impact on operating rates or margins), new technological developments, new competitors, adverse changes associated with the United States and global economies and with governmental actions.
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
The estimated useful lives of long-lived assets range from five to 40 years. Depreciation of these assets under the straight-line method over their estimated useful lives totaled $45.0 million, $43.1 million and $37.9 million for 2017, 2016 and 2015, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated. Additional information concerning long-lived assets and related depreciation and amortization appears in Note 6 — Property, Plant and Equipment, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Asset Retirement Obligations
We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses at fair value on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Our asset retirement obligations relate to our exclusive right of use of a portion of the Garden Banks 128 “A” Platform (GB 128A), where we operate facilities relating to the Auger pipeline system, as well as the abandonment of certain Odyssey pipeline assets. We have recognized asset retirement obligations of $6.6 million and $6.4 million as of December 31, 2017 and 2016, respectively.
In relation to GB 128A, our right of use agreement provides that we pay our share of the decommissioning costs when and if that platform ceases operation. We have determined that a significant portion of our assets utilizing GB 128A have an indeterminate life, and as such, the fair values of those associated retirement obligations are not reasonably estimable. These assets include offshore pipelines pump and meter stations whose retirement dates will depend mostly on the various supply sources that connect to our systems and the ongoing demand for usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future, therefore we are unable to estimate retirement dates that would result in asset retirement obligations. Although individual assets will be replaced as needed, our pipelines will continue to exist for an indefinite useful life. As such, there is uncertainty around the timing of any asset retirement activities. As a result, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for our remaining assets as of December 31, 2017 and 2016.
Revenue Recognition
We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation, terminaling and storage of crude oil and refined products, and for the transportation of refinery gas through our assets. Contract obligations are billed monthly. Transportation revenue is billed as services are rendered, and we accrue revenue based on nominations for that accounting month. We estimate this revenue based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items. Additionally, we refer to our transportation services agreements and throughput and deficiency agreements as “ship-or-pay” contracts.
As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2017 and 2016.
The majority of our long-term transportation agreements and tariffs for crude oil transportation include a product loss allowance (“PLA”). PLA is an allowance for volume losses due to measurement differences set forth in crude oil transportation agreements. PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. PLA provides additional revenue for us if product losses on our pipelines are within the allowed levels, and we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within the allowed levels, and we sell that product several times per year at prevailing market prices.

Certain transportation and terminaling services agreements with related parties are considered operating leases under GAAP. Revenues from these agreements are recorded within “Lease revenue-related parties” in the accompanying consolidated statement of income. See Note 4-Related Party Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Onshore Crude Pipeline

Our Zydeco pipeline system generates the majority of its revenue from transportation services agreements. Zydeco also transports volumes on a spot basis. These spot rates must comply with FERC indexing adjustments, but most rates on our assets were not affected due to the fact that the index did not apply to contracted rates or they were already below the index ceiling level. Additionally, our spot rates on Zydeco that were subject to the rate case filed against Zydeco with the FERC were not subject to adjustment through November 2017.

Our FERC-approved transportation services agreements on Zydeco entitle the customer to a specified amount of guaranteed capacity on the pipeline. This capacity cannot be pro-rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, and thereby not included in revenue or net income until the earlier of the shipment of the unused volumes or the expiration of the 12-month period, as provided for in the applicable contract. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

Offshore Crude Pipelines

Our offshore crude pipelines generate revenue under three types of long-term transportation agreements: life-of-lease transportation agreements, life-of-lease transportation agreements with a guaranteed return and buy/sell agreements. Some crude oil also moves on our offshore pipelines under posted tariffs. In addition, Mars has the ability to charge inventory management fees.

Our life-of-lease transportation agreements have a term equal to the life of the applicable mineral lease. Our life-of-lease transportation agreements require producers to transport all production from the specified fields connected to the pipeline for the entire life of the lease. This means that the dedicated production cannot be transported by any other means, such as barges or another pipeline. Some of these agreements can also include provisions to guarantee a return to the pipeline to enable the pipeline to recover its investment in the initial years despite the uncertainty in production volumes by providing for an annual transportation rate adjustment over a fixed period of time to achieve a fixed rate of return. The calculation for the fixed rate of return is usually based on actual project costs and operating costs. At the end of the fixed period, some rates will be locked in at the last calculated rate and adjusted thereafter based on the FERC index.

Odyssey and Poseidon provide for the transportation of crude oil through the use of buy/sell arrangements where crude is purchased at the receipt location into the pipeline and sold back to the counterparty at the destination at that price plus a transportation differential. Proteus and Endymion provide for the transportation of crude oil via private Oil Transportation Agreements (“OTAs”). These OTAs are a mix of term and life-of-lease transportation agreements. For Endymion, these OTA contracts also allow for storage at the Clovelly Storage Terminal.

Terminals and Storage

At Lockport, our storage tanks are utilized at approximately 80% capacity via three service and throughput contracts. One of the contracts expired in early 2017 and has been extended for one year under revised terms, and another expired on December 31, 2017 and has been extended one year under revised terms effective January 1, 2018. The third contract expires on December 31, 2019. In addition to these three contracts, we are actively developing new business for the facility.

Our Seattle, Portland, Anacortes, Des Plaines and Colex products terminals provide storage and terminaling services, which are 100% utilized. For each terminal, revenue, based on throughput, is generated via a single, long term, terminaling services agreement with a related party which are treated as operating leases. Each agreement provides for a guaranteed minimum throughput. The contracts initially expire on November 30, 2027 with an option to extend the agreement for ten additional one year terms.

Other Midstream Assets

Our Refinery Gas Pipeline system generates revenue under transportation services agreements that include minimum revenue commitments and are treated as operating leases. The contracts require a specified monthly payment regardless of volume shipped, and do not receive a credit for unused volume in a given month to use in future months.

Equity Method Investments
We account for investments where we have the ability to exercise significant influence, but not control, under the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. Differences in the basis of the investments and the separate net asset value of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets.
Recent Accounting Pronouncements
Please read Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements in Part II, Item 8 of this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. With the exception of buy/sell arrangements on some of our offshore pipelines and our allowance oil retained, we do not take ownership of the crude oil or refined products that we transport and store for our customers, and we do not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.

Our long-term transportation agreements and tariffs for crude oil shipments include a product loss allowance. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for 6.2%, 5.4% and 6.0% of our total revenue in 2017, 2016 and 2015, respectively, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the Five Year Revolver due October 2019 and the Five Year Revolver due December 2022. To the extent that interest rates increase, interest expense for these revolvers will also increase. As of December 31, 2017, the Partnership had $1,246.9 million in outstanding variable rate borrowings under these revolvers. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1.6 million. As of December 31, 2016, the Partnership had $686.9 million in outstanding variable rate borrowings under the Five Year Revolver due October 2019. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $0.9 million. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 8-Related Party Debt in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion of our borrowings and fair value measurements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SHELL MIDSTREAM PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Shell Midstream Partners GP LLC and Unitholders of Shell Midstream Partners, L.P.

Opinion on Internal Control over Financial Reporting
We have audited Shell Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shell Midstream Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Shell Midstream Partners, L.P. as of December 31, 2017 and 2016, and the related consolidated statements of income, cash flows and changes in (deficit) equity for the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Partnership and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors of Shell Midstream Partners GP LLC and Unitholders of Shell Midstream Partners, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shell Midstream Partners, L.P. (the Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of income, cash flows and changes in (deficit) equity for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Poseidon Oil Pipeline Company, L.L.C., a limited liability company in which the Partnership has a 36% interest, for the year ended December 31, 2016. In the consolidated financial statements, the Partnership’s investment in Poseidon Oil Pipeline Company, L.L.C. is stated at $13.2 million as of December 31, 2016, and the Partnership’s equity in the net income of Poseidon Oil Pipeline Company, L.L.C. is stated at $29.7 million for the year ended December 31, 2016. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Poseidon Oil Pipeline Company, L.L.C., is based solely on the report of other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.

Houston, Texas
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Shell Midstream Partners GP LLC and the Unitholders of Shell Midstream Partners, L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, cash flows, and changes in equity for the year ended December 31, 2015, and the related notes to the consolidated financial statements (collectively, the “financial statements”) of Shell Midstream Partners, L.P. (the “Partnership”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Bengal Pipeline Company LLC (“Bengal”), a 49% equity investment of the Partnership, for the year ended December 31, 2015, which is reflected in the consolidated financial statements of the Partnership as income from equity investments of $20.8 million for the year ended December 31, 2015. We also did not audit the financial statements of Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), a 36% equity investment of the Partnership, for the year ended December 31, 2015, which is reflected in the consolidated financial statements of the Partnership as income from equity investments of $16.1 million for the year ended December 31, 2015. The financial statements of Bengal and Poseidon were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Bengal and Poseidon, is based solely on the reports of the other auditors.

Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Partnership's auditor from April 19, 2017 to February 27, 2018.

Houston, Texas
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Management Committee of
Poseidon Oil Pipeline Company, L.L.C.
Houston, Texas

We have audited the balance sheet of Poseidon Oil Pipeline Company L.L.C. (the "Company") as of December 31, 2016, and the related statements of operations, cash flows, and members' equity for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Poseidon Oil Pipeline Company L.L.C. as of December 31, 2016 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Managers and Members
Bengal Pipeline Company LLC
We have audited the statements of income, members’ equity and cash flows of Bengal Pipeline Company LLC for the year ended December 31, 2015 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Bengal Pipeline Company LLC for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 12, 2016

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016 (1)
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$137.7	$122.1
Accounts receivable - third parties, net	17.2	22.7
Accounts receivable - related parties	23.8	19.3
Allowance oil	12.4	11.7
Prepaid expenses	12.5	6.7
Total current assets	203.6	182.5
Equity method investments	362.6	324.7
Property, plant and equipment, net	736.5	733.7
Cost investments	62.1	62.1
Other assets	1.7	0.9
Total assets	$1,366.5	$1,303.9
LIABILITIES
Current liabilities
Accounts payable - third parties	$4.0	$7.2
Accounts payable - related parties	11.6	5.6
Deferred revenue - third parties	5.5	6.0
Deferred revenue - related parties	13.9	7.9
Accrued liabilities - third parties	12.7	12.2
Accrued liabilities - related parties	7.2	5.1
Total current liabilities	54.9	44.0
Noncurrent liabilities
Debt payable - related party	1,844.0	686.0
Lease liability	24.3	24.9
Accrued liabilities - third party	—	6.3
Asset retirement obligations	6.6	6.4
Other unearned income	2.6	2.1
Total noncurrent liabilities	1,877.5	725.7
Total liabilities	1,932.4	769.7
Commitments and Contingencies (Note 13)
(DEFICIT) EQUITY
Common unitholders – public (98,832,233 and 88,367,308 units issued and outstanding as of December 31, 2017 and December 31, 2016)	2,773.5	2,485.7
Common unitholder – SPLC (88,950,136 and 21,475,068 units issued and outstanding as of December 31, 2017 and December 31, 2016)	(507.2)	(124.1)
Subordinated unitholder – SPLC (zero and 67,475,068 units issued and outstanding as of December 31, 2017 and December 31, 2016)	—	(389.6)
General partner – SPLC (3,832,293 and 3,618,723 units issued and outstanding as of December 31, 2017 and December 31, 2016)	(2,855.5)	(1,873.7)
Total partners' (deficit) capital	(589.2)	98.3
Noncontrolling interest	23.3	21.5
Net Parent investment	—	414.4
Total (deficit) equity	(565.9)	534.2
Total liabilities and (deficit) equity	$1,366.5	$1,303.9
 (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	2017	2016 (1)	2015 (1)
	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services - third parties	$235.6	$251.5	$268.4
Transportation, terminaling and storage services - related parties	178.2	188.3	217.1
Lease revenue - related parties	56.3	13.1	—
Total revenue	470.1	452.9	485.5
Costs and expenses
Operations and maintenance - third parties	104.1	76.9	84.8
Operations and maintenance - related parties	45.6	40.0	39.0
Loss from disposition of fixed assets	0.1	0.2	0.3
General and administrative - third parties	10.1	9.7	13.4
General and administrative - related parties	47.7	43.7	42.5
Depreciation, amortization and accretion	45.0	43.1	37.9
Property and other taxes	17.4	15.8	15.0
Total costs and expenses	270.0	229.4	232.9
Operating income	200.1	223.5	252.6
Income from equity method investments	186.6	138.1	104.7
Dividend income from cost investments	37.4	28.3	20.6
Other (loss) income	—	(0.1)	0.3
Investment, dividend and other income	224.0	166.3	125.6
Interest expense, net	32.2	12.3	4.3
Income before income taxes	391.9	377.5	373.9
Income tax expense (benefit)	0.1	—	(0.1)
Net income	391.8	377.5	374.0
Less: Net income attributable to the Parent	77.3	102.3	133.8
Less: Net income attributable to noncontrolling interests	19.2	30.3	73.1
Net income attributable to the Partnership	$295.3	$244.9	$167.1
General partner's interest in net income attributable to the Partnership	$64.6	$25.0	$5.0
Limited Partners' interest in net income attributable to the Partnership	$230.7	$219.9	$162.1

Net income per Limited Partner Unit - Basic and Diluted (in dollars):
Common	$1.28	$1.32	1.16
Subordinated	$—	$1.27	1.14

Distributions per Limited Partner unit (in dollars):	$1.2461	$1.0258	0.7900

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units - public	91.4	80.4	51.9
Common units - SPLC	89.0	21.5	21.5
Subordinated units - SPLC	—	67.5	67.5
  (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2017	2016 (1)	2015 (1)
	(in millions of dollars)
Cash flows from operating activities
Net income	$391.8	$377.5	$374.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	45.0	43.1	37.9
Loss from disposition of fixed assets	0.1	0.2	0.3
Non-cash interest expense	0.4	2.7	—
Allowance oil reduction to net realizable value	0.3	—	2.7
Undistributed equity earnings	(6.5)	4.1	(4.3)
Changes in operating assets and liabilities
Accounts receivable	(7.4)	0.3	3.4
Allowance oil	(3.4)	(4.0)	(4.7)
Prepaid expenses and other assets	(6.8)	(0.1)	(0.7)
Accounts payable	8.3	0.3	(7.7)
Deferred revenue and other unearned income	6.0	7.9	(14.2)
Accrued liabilities	4.6	(2.8)	9.1
Net cash provided by operating activities	432.4	429.2	395.8
Cash flows from investing activities
Capital expenditures	(58.0)	(45.8)	(51.7)
Acquisitions from Parent	(420.5)	(172.8)	(179.8)
Third party acquisitions	(37.9)	(42.0)	—
Capital contribution on acquisition	(12.0)	—	—
Purchase price adjustment	0.3	—	—
Return of investment	18.2	15.8	12.5
April 2017 Divestiture	0.8	—	—
Payment of pre-IPO distributions from investments to SPLC	—	—	(11.9)
Net cash used in investing activities	(509.1)	(244.8)	(230.9)
Cash flows from financing activities
Net proceeds from private equity placement	—	—	297.4
Net proceeds from public offerings	277.9	818.1	296.8
Borrowing under credit facilities	1,693.1	638.7	458.2
Contributions from general partner	5.8	9.8	6.1
Repayment of credit facilities	(533.1)	(410.0)	—
Capital distributions to general partner	(1,034.5)	(896.3)	(1,002.1)
Distributions to noncontrolling interest	(18.9)	(30.2)	(73.2)
Distributions to unitholders and general partner	(267.8)	(179.9)	(96.5)
Other contributions from Parent	18.2	14.4	40.4
Credit facility issuance costs	(2.4)	(0.6)	(0.3)
Net distributions to Parent	(65.6)	(120.0)	(148.1)
Proceeds from April 2017 Divestiture	20.2	—	—
Other	(0.6)	(0.1)	—
Net cash provided by (used in) financing activities	92.3	(156.1)	(221.3)
Net increase (decrease) in cash and cash equivalents	15.6	28.3	(56.4)
Cash and cash equivalents at beginning of the period	122.1	93.8	150.2
Cash and cash equivalents at end of the period	$137.7	$122.1	$93.8

Non-cash investing activity
Increase in asset retirement obligation	—	(1.0)	(0.2)

Supplemental Cash Flow Information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$(0.1)	$(1.1)	$(6.5)
Contribution of fixed assets from Parent	—	—	0.4
Net assets not contributed to the Partnership	(5.1)	—	(6.4)
Commencement of capital lease	—	—	22.8
Other non-cash contributions from Parent	—	0.2	1.8
Other non-cash capital distributions to general partner	—	(7.1)	—
Other non-cash contribution from general partner	—	7.1	—

    (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Noncontrolling Interest(1)	Net Parent Investment (1)	Total (1)
Balance as of December 31, 2014	1,016.2	(140.3)	(440.9)	(18.0)	161.4	510.3	1,088.7
Net income	61.1	24.4	76.6	5.0	73.1	133.8	374.0
Net proceeds from private placement	297.4	—	—	—	—	—	297.4
Net proceeds from public offerings	296.8	—	—	—	—	—	296.8
Contributions from general partner	—	—	—	6.1	—	—	6.1
Other contributions from Parent	—	—	—	12.9	—	29.7	42.6
Distribution to noncontrolling interest	—	—	—	—	(73.2)	—	(73.2)
Distributions to unitholders and general partner	(34.0)	(14.5)	(45.5)	(2.5)	—	—	(96.5)
Acquisition of noncontrolling interest	—	—	—	—	(52.9)	—	(52.9)
Capital distributions to general partner	—	—	—	(1,002.1)	—	—	(1,002.1)
November 2015 Acquisition	—	—	—	—	—	(93.9)	(93.9)
Net distributions to Parent	—	—	—	—	—	(148.1)	(148.1)
Net assets not contributed to the partnership	—	—	—	—	—	(6.4)	(6.4)
Balance as of December 31, 2015	1,637.5	(130.4)	(409.8)	(998.6)	108.4	425.4	632.5
Net income	107.2	27.2	85.5	25.0	30.3	102.3	377.5
Net proceeds from public offerings	818.1	—	—	—	—	—	818.1
Contributions from general partner	—	—	—	16.9	—	—	16.9
Other contributions from Parent	—	—	—	3.0	—	6.7	9.7
Distributions to unitholders and general partner	(77.1)	(20.9)	(65.3)	(16.6)	—	—	(179.9)
Net distributions to Parent	—	—	—	—	—	(120.0)	(120.0)
Distribution to noncontrolling interest	—	—	—	—	(30.2)	—	(30.2)
Capital distributions to general partner	—	—	—	(903.4)	—	—	(903.4)
Acquisition of noncontrolling interest	—	—	—	—	(87.0)	—	(87.0)
Balance as of December 31, 2016	$2,485.7	$(124.1)	$(389.6)	$(1,873.7)	$21.5	$414.4	$534.2
Net income	118.4	112.3	—	64.6	19.2	77.3	391.8
Net proceeds from public offerings	277.9	—	—	—	—	—	277.9
Contributions from general partner	—	—	—	5.8	—	—	5.8
Other contributions from Parent	—	—	—	17.1	—	—	17.1
Distributions to unitholders and general partner	(108.5)	(87.1)	(18.7)	(53.5)	—	—	(267.8)
Net distributions to Parent	—	—	—	—	—	(65.6)	(65.6)
Distribution to noncontrolling interest	—	—	—	—	(18.9)	—	(18.9)
Proceeds from April 2017 divestiture	—	—	—	18.7	1.5	—	20.2
Expiration of subordinated period	—	(408.3)	408.3	—	—	—	—
Acquisitions	—	—	—	(1,034.5)	—	(420.5)	(1,455.0)
Net assets not contributed to the partnership	—	—	—	—	—	(5.6)	(5.6)
Balance as of December 31, 2017	$2,773.5	$(507.2)	$—	$(2,855.5)	$23.3	$—	$(565.9)

     (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the years ended December 31, 2017, 2016 and 2015 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions and Divestiture).

1. Description of Business and Basis of Presentation
Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX.”
Description of Business
We are a fee-based, growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of December 31, 2017, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines which transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

The following table reflects our ownership, and Shell's retained ownership as of December 31, 2017:

	SHLX Ownership	Shell's Retained Ownership

Pecten Midstream LLC (“Pecten”)	100.0%	—%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%	—%
Triton West LLC (“Triton”)	100.0%	—%
Zydeco Pipeline Company LLC (“Zydeco”)	92.5%	7.5%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%	—%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%	—%
Bengal Pipeline Company LLC (“Bengal”)	50.0%	—%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%	—%
LOCAP LLC (“LOCAP”)	41.48%	—%
Poseidon Oil Pipeline Company LLC (“Poseidon”)	36.0%	—%
Explorer Pipeline Company (“Explorer”)	12.62%	25.97%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%	—%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%	—%
Colonial Pipeline Company (“Colonial”)	6.0%	10.12%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%	—%
We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and from income from our equity and cost method investments. Our operations consist of one reportable segment.
Basis of Presentation
Our consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying consolidated financial statements and related notes have been prepared under the rules and

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the single source of GAAP.

Our consolidated subsidiaries include Pecten, Sand Dollar, Triton, Zydeco, Odyssey and the Operating Company. Asset acquisitions of additional interests in previously consolidated subsidiaries and interests in cost and equity method investments are included in the financial statements prospectively from the effective date of each acquisition. In cases where these types of acquisitions are considered acquisitions of businesses under common control, the financial statements are retrospectively adjusted. As such, all financial results of interests acquired in the May 2017 Acquisition and the December 2017 Acquisition have been retrospectively adjusted. For additional interests acquired of cost and equity method investments previously owned, only the incremental ownership interest is retrospectively adjusted. See Note 3 – Acquisitions and Divestiture for definitions and additional information.

The following businesses were acquired from our Parent and are accounted for as acquisitions between entities under common control. As such, our consolidated financial statements include the financial results of these businesses, which were derived from the financial statements and accounting records of SPLC and Shell for the periods prior to acquisition. Specifically, such businesses are reflected for the following periods prior to the effective date of such acquisition:

•	Pecten for periods prior to October 1, 2015;

•	Shell Delta, Na Kika and Refinery Gas Pipeline Operations for periods prior to May 10, 2017; and

•	December 2017 Acquisition for periods prior to December 1, 2017, including the effect of fully consolidating Odyssey.
Our consolidated statements of income, cash flows and changes in equity for 2017, 2016 and 2015 consist of the combined results of the May 2017 Acquisition and the December 2017 Acquisition prior to the respective acquisition dates, and the consolidated activity of the Partnership. Additionally, our consolidated statements of income, cash flows and changes in equity for 2015 include the combined results of the November 2015 Acquisition prior to the acquisition date. Our consolidated statements of income exclude the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent. See Note 3 - Acquisitions and Divestiture for definitions.
Expense Allocations. Our consolidated statements of income also include expense allocations for certain functions performed by SPLC and Shell on behalf of the above businesses prior to their respective dates of acquisition by us. Such costs are included in either general and administrative expenses or operations and maintenance expenses in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations. The expense allocations have been determined on a basis that we, SPLC and Shell consider to be a reasonable reflection of the utilization of the services provided or the benefit received during the periods presented.
Beginning from July 1, 2014, Zydeco entered into an operating and management agreement with SPLC (the “Management Agreement”) under which SPLC provides general management and administrative services to us. Therefore, we no longer receive allocated corporate expenses from SPLC related to Zydeco. We will continue to receive direct and allocated field and regional expenses from SPLC including payroll expenses not covered under the operating and management agreement. In addition, beginning from October 1, 2015, Pecten entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC. See details of related party transactions in Note 4 — Related Party Transactions. On May 10, 2017, SPLC entered into an operating and administrative management agreement with Sand Dollar. Sand Dollar is allocated certain costs in connection with the services provided pursuant to the agreement. On December 1, 2017, our general partner, SPLC and Triton West entered into an operating and administrative management agreement. Our general partner provides certain operational and support services pursuant to the agreement. The necessary personnel are employed by SPLC and are assigned to our general partner. Triton West is allocated costs in connection with the services.
Cash. For all consolidated subsidiaries, we establish our own cash accounts for the funding of our operating and investing activities, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us. Funds are not comingled with the cash of other entities. Prior to the acquisition of each of these interests, the cash generated and used by our operations was deposited to Shell Treasury Center (West) Inc. (“STCW”) which was commingled with the cash of other entities controlled by Shell. STCW funded our operating activities and STCW or an affiliate funded investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on our behalf for any period prior to the effective date of each acquisition.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include all subsidiaries where we have control.  The assets and liabilities in the accompanying consolidated financial statements have been reflected on a historical basis. All significant intercompany accounts and transactions are eliminated upon consolidation. See Note 1 — Description of the Business and Basis of Presentation for additional details.
 Regulation
Certain businesses are subject to regulation by various authorities including, but not limited to the FERC. Regulatory bodies exercise statutory authority over matters such as construction, rates and ratemaking and agreements with customers.
Net Parent Investment
Net Parent Investment represents Shell’s historical investment in us, our accumulated net earnings through the date which we completed the acquisition, and the net effect of transactions with, and allocations from, SPLC and Shell.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.
Common Control Transactions
Assets and businesses acquired from our Parent and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical carrying value. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to our General Partner, similar to a dividend. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then our Parent would record an impairment and our net assets acquired would be recorded at fair value. To the extent that such transactions require prior periods to be retrospectively adjusted, historical net equity amounts prior to the transaction date are reflected in “Net Parent Investment.” Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows. Assets and businesses sold to our Parent are also common control transactions accounted for using historical carrying value with any resulting gain treated as a contribution from Parent.
Revenue Recognition
Our revenues are primarily generated from the transportation and storage of crude oil and refined products through our pipelines and storage tanks. In general, we recognize revenue from customers when all of the following criteria are met: (1) persuasive evidence of an exchange arrangement exists; (2) delivery or storage has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We record revenue for crude oil transportation and storage services over the period in which they are earned (i.e., either physical delivery or storage of product has taken place or the services designated in the contract have been performed). We accrue revenue based on services rendered but not billed for that accounting month. Additionally, we provide crude storage rental services to third parties and related parties under long-term contracts.
As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2017 and 2016.
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

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional cash payment for up to 12 months, subject to availability on the pipeline. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.
Cash collected from customers for shortfalls under these agreements is recorded as deferred revenue. We recognize deferred revenue under these arrangements into revenue once all contingencies or potential performance obligations associated with the related volumes have either (1) been satisfied through the transportation of future excess volumes of crude oil, or (2) expired (or lapsed) through the passage of time pursuant to the terms of the FERC-approved transportation services agreement. Because the expiration of a customer’s right to utilize shortfall payments is twelve months or less, we classify deferred revenue as a short term liability. Total deferred revenue was $19.4 million and $13.9 million as of December 31, 2017 and 2016, respectively.

Our long-term transportation agreements and tariffs for crude oil transportation include a product loss allowance (“PLA”). PLA is intended to assure proper measurement of the crude oil despite solids, water, evaporation and variable crude types that can cause mismeasurement. The PLA provides additional revenue for us if product losses on our pipelines are within the allowed levels, and we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess loss allowance when product losses are within an allowed level, and we sell that product several times per year at prevailing market prices.

We have certain transportation and terminaling services agreements with related parties that are considered operating leases under GAAP. Revenues from these agreements are recorded within Lease revenue - related parties in the consolidated statement of income. Certain of these agreements were each entered into for terms of ten years, with the option to extend for two additional five year terms and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one-year terms.
Revenues for the indicated years comprise the following:

	2017	2016 (1)	2015 (1)
Transportation and terminaling services revenue - third party	$226.9	$242.9	$259.8
Transportation and terminaling services revenue - related party	172.2	179.7	209.5
Total transportation revenue	399.1	422.6	469.3

Storage revenue - third party	8.7	8.6	8.6
Storage revenue - related party	6.0	8.6	7.6
Total storage revenue	14.7	17.2	16.2

Lease revenue - related parties	56.3	13.1	—
Total lease revenue	56.3	13.1	—

Total revenue	$470.1	$452.9	$485.5
  (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

As of December 31, 2017, future minimum payments to be received under the ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$1,026.9	$106.3	$212.6	$212.6	$495.4

Cash and Cash Equivalents
Our cash and cash equivalents includes cash and short-term highly liquid overnight deposits.
Accounts Receivable and Allowance for Doubtful Accounts

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on accounts receivable due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. As of December 31, 2017 and 2016, we did not have any allowance for doubtful accounts.
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

Equity Method Investments
We account for investments where we have the ability to exercise significant influence, but not control, under the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. Differences in the basis of the investments and the separate net asset value of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets.
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
Impairment of Long-lived Assets
We evaluate long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. These events include a significant decrease in the market value of the asset, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we perform an impairment assessment by comparing estimated undiscounted future cash flows associated with the asset to the asset’s net book value. If the net book value exceeds our estimate of undiscounted future cash flows, an impairment is calculated as the amount the net book value exceeds the estimated discounted future cash flows associated with the asset. We determined that there were no asset impairments in 2017, 2016 or 2015.
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income.  Our income tax

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for 2017, 2016 and 2015 was immaterial.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law by President Trump. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (1) creating a new deduction on certain pass-through income to individual partners; (2) repealing the partnership technical termination rule; (3) creating new limitations on certain deductions and credits, including interest expense deductions; and (4) reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. Since the operations of a partnership are not subject to federal income tax, and most provisions of the TCJA are effective for tax years beginning after December 31, 2017, the legislation is not expected to have a material impact to the Partnership for 2017.
Cost Method Investments
We account for investments in entities where we do not have control or significant influence under the cost method. We monitor the operating environment of these investments for change in circumstances or the occurrence of events that suggest the total carrying value of these investments may not be recoverable. The carrying value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material effect on the fair value of the investments. Cost method investments are reported as Cost investments in our consolidated balance sheets and dividends received are reported in Dividend income from cost investments in our consolidated income statements. Our cost investments include the following:

	December 31,
	2017		2016 (1)
	Ownership	Amount	Ownership	Amount
Colonial	6.0%	$11.4	6.0%	$11.4
Explorer	12.62%	48.6	12.62%	48.6
Cleopatra	1.0%	2.1	1.0%	2.1
		$62.1		$62.1
  (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
As part of the December 2017 Acquisition, our ownership in Explorer increased from 2.62% to 12.62% and we continue to account for this investment as a cost method investment. Our voting interest is in line with our percentage ownership and key governance issues pertaining to Explorer require a majority vote. Consequently, we do not control or exercise significant influence over Explorer.
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
Our asset retirement obligations relate to our exclusive right of use of a portion of the Garden Banks 128 “A” Platform (GB 128A), where we operate facilities relating to the Auger pipeline system, as well as the abandonment of certain Odyssey pipeline assets.
In relation to GB 128A, our right of use agreement provides that we pay our share of the decommissioning costs when and if that platform ceases operation. We have determined that a significant portion of our assets utilizing GB 128A have an indeterminate life, and as such, the fair values of those associated retirement obligations are not reasonably estimable. These assets include offshore pipelines pump and meter stations whose retirement dates will depend mostly on the various supply sources that connect to our systems and the ongoing demand for usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future, therefore we are unable to estimate retirement dates that would result in asset retirement obligations.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset retirement obligations are adjusted each period for liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.
Our asset retirement obligations were $6.6 million and $6.4 million, respectively, as of December 31, 2017 and 2016. During each of 2017, 2016 and 2015 accretion expense was $0.2 million.

We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record. The demand for our pipelines and terminals depends on the ongoing demand to move crude oil and refined products through the system. Although individual assets will be replaced as needed, our pipelines will continue to exist for an indefinite useful life. As such, there is uncertainty around the timing of any asset retirement activities. As a result, with the exception of the asset retirement obligations stated above, we determined that there is not sufficient information to make a reasonable estimate of the asset retirement obligations for our remaining assets as of December 31, 2017 and 2016.
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
Legal
We are subject to litigation and regulatory proceedings as the result of our business operations and transactions. We use both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. In general, we expense legal costs as incurred. When we identify specific litigation that is expected to continue for a significant period of time, is probable to occur and may require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement, and we accrue for the most probable outcome. To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their economic benefit. We expense costs such as permits, compliance with existing environmental regulations, remedial investigations, soil sampling, testing and monitoring costs to meet applicable environmental laws and regulations where prudently incurred or determined to be reasonably possible in the ordinary course of business. We are permitted to recover such expenditures through tariff rates charged to customers. We also expense costs that relate to an existing condition caused by past environmental incidents, which do not contribute to current or future revenue generation. We record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.
For 2017, we incurred $0.4 million, and for both 2016 and 2015 we incurred $0.1 million of environmental cleanup costs. As a result of the contribution of Pecten from SPLC, SHLX was indemnified by SPLC against cleanup costs for incidents that occurred at Auger or Lockport prior to the contribution of Pecten on October 1, 2015. There were no environmental incidents related to Auger or Lockport during the periods presented. As of December 31, 2017 and 2016, we had accruals for $0.3 million and $6.8 million, respectively, for environmental clean-up costs. Refer to Note 4 — Related Party Transactions under the Omnibus Agreement for additional details.

At December 31, 2017 and 2016, we have accrued approximately $0.3 million and $0.5 million, respectively, in costs related to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington. The costs relate to ongoing groundwater compliance monitoring and other remedial activities.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, we have accrued $6.3 million related to certain liabilities associated with the terminals located in Portland, Oregon and Seattle, Washington associated with the Portland Harbor Superfund Site. Pursuant to the Contribution Agreement, dated December 1, 2017, by and between Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) and Triton, SOPUS agreed to retain certain liabilities associated with these costs. We do not anticipate any obligations, costs or expenses related to the Portland Superfund Site to arise after the closing date.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income statement in the period in which they are probable and reasonably estimable.
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
Net income per limited partner unit
Net income per unit applicable to common limited partner units, and to subordinated limited partner units in periods prior to the expiration of the subordination period, is computed by dividing the respective limited partners’ interest in net income attributable to the partnership for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and incentive distribution rights (“IDR's”). Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.
Our net income includes earnings related to businesses acquired through transactions between entities under common control for periods prior to their acquisition by us. We have allocated these pre-acquisition earnings to our General Partner.
On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. See Note 10 — (Deficit) Equity for additional information.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income
We have not reported comprehensive income due to the absence of items of other comprehensive income in the periods presented.
Recent Accounting Pronouncements
Standards Adopted as of January 1, 2017

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-17 to Topic 810, Consolidation, making changes on how a reporting entity should treat indirect interests in an entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of a variable interest entity. The update was effective for us as of January 1, 2017. The adoption of this update in 2017 did not have a material impact on our financial statements.

In March 2016, the FASB issued ASU 2016-07 to Topic 323, Investments – Equity Method and Joint Ventures, to eliminate the need for an entity to retroactively adopt the equity method of accounting when an investment becomes qualified for the use of the equity method of accounting due to an increase in level of ownership or degree of influence. The update was effective for us as of January 1, 2017. The adoption of this update in 2017 did not have a material impact on our financial statements.
Standards Not Adopted as of December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP. The ASU's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The update allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are adopting the new standard utilizing the modified retrospective transition approach, effective January 1, 2018, by recognizing the cumulative effect of initially applying the standard for periods prior to January 1, 2018 to the opening balance of (deficit)/equity.

We performed a review of all our revenue contracts to evaluate the effect of the new standard on our revenue recognition policies. As a result, we identified an area of judgement related to revenue from our committed shippers under transportation services agreements. Adoption of the new standard results in earlier recognition of revenue related to cash collected from customers for shortfalls under these agreements. Currently, we recognize deferred revenue under these arrangements into revenue once all contingencies or potential performance obligations associated with the related volumes have been satisfied or expired. Under the new standard and application of the breakage model, we will recognize a cumulative effect transition adjustment resulting from the earlier recognition of revenue to total (deficit)/equity currently estimated to be $4.5 million.

We have also identified certain contracts or elements of contracts that may require a change in presentation on our income statement, specifically related to the service component of leases, product loss allowance, gross versus net presentation and reimbursements of capital expenditures. These will not have a material impact our financial statements as there will be no net effect to income before taxes.

Under the new standard, the adoption date for the majority of our equity method investments will follow the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars. As a result of adoption of the new standard on January 1, 2018, Mars will recognize a cumulative effect transition adjustment to equity of $9.6 million under the modified retrospective transition method. The adjustment is related to its transportation and dedication agreement and method of recognition over time as a stand-ready obligation which results in a deferral of the recognition of revenue. We will recognize our proportionate share of this Mars cumulative effect transition adjustment as a decrease to (deficit)/equity.

We are also in the final part of the process to evaluate new disclosure requirements and identify impacts to our business processes, systems and controls to support recognition and disclosure under the new guidance.
In February 2016, the FASB issued ASU 2016-02 to Topic 842, Leases, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. This update also requires

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In November 2017, the FASB decided to amend Topic 842 with an additional transition method which would enable entities to apply transition methods at the effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to retained earnings in the period of adoption. Further, on January 25, 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU provides an optional transition practical expedient that, if elected, would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU No. 2018-01 will be effective as of January 1, 2019, and earlier adoption is permitted.
We have formed a project team to evaluate and implement the new standard, including cataloging our existing lease contracts. We plan to adopt this new standard on January 1, 2019 and are currently evaluating its impact to our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01 to Topic 805, Business Combinations, to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The revised definitions provided in this update will be applied to future transactions as this is effective upon adoption in 2018.

In August 2016, the FASB issued ASU 2016-15 to Topic 230, Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The update addresses eight specific cash flow issues, of which only one is applicable to our financial statements. The applicable update relates to distributions received from equity method investees and prescribes two options for presenting these cash flows: cumulative earnings approach or nature of the distribution approach. We currently apply cumulative earnings approach, where the distributions received are considered returns on investment and classified as cash inflows from operating activities.  Adoption of this update on January 1, 2018 will not have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01 to Topic 825, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, the update allows equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment, and requires additional disclosure around those investments. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Adoption of this update on January 1, 2018, will not have a material impact on our financial position or results of operations.

3. Acquisitions and Divestiture

2017 Acquisitions and Divestiture

On December 1, 2017, we acquired a 100% interest in Triton, 41.48% of the issued and outstanding membership interest in LOCAP, an additional 22.9% interest in Mars, an additional 22.0% interest in Odyssey, and an additional 10.0% interest in Explorer from SPLC and SOPUS for $825.0 million in cash (the “December 2017 Acquisition”). As part of the December 2017 Acquisition, SOPUS contributed all but the working capital and certain environmental liabilities of Triton. The December 2017 Acquisition closed pursuant to a Purchase and Sale Agreement (the “December 2017 Purchase and Sale Agreement”) among the Operating Company, us, SPLC and SOPUS. SPLC and SOPUS are each wholly owned subsidiaries of Shell. As such, this acquisition is accounted for as a transaction between entities under common control and was recast for the periods of our Parent’s ownership prior to the transaction. We funded the cash consideration for the December 2017 Acquisition from $825.0 million in borrowings under the Five Year Revolver due December 2022 (as defined in Note 8—Related Party Debt) with STCW, an affiliate of Shell, and the Five Year Fixed Facility (as defined in Note 8—Related Party Debt) with STCW. Total transaction costs of $0.6 million were expensed as incurred. The terms of the December 2017 Acquisition were approved by the Board of Directors of our general partner (the “Board”) and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel.

In connection with the December 2017 Acquisition we acquired the following:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost investment (1)	$22.3
Equity method investments (2)	76.1
Property, plant and equipment, net (3)	118.2
Partners' capital (4)	3.2
December 2017 Acquisition	$219.8
(1) Book Value of an additional 10.0% interest in Explorer contributed by SPLC.
(2) Book Value of an additional 22.9% interest in Mars and a 41.48% interest in LOCAP contributed by SPLC.
(3) Book Value of a 100% interest in the historical carrying value of property, plant and equipment, net contributed by SOPUS.
(4) Book Value of an additional 22.0% interest in Odyssey contributed by SOPUS.

We recognized $605.2 million of consideration in excess of the book value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. For the period from closing through December 31, 2017, we recognized $7.7 million in revenues and $18.8 million of net earnings related to this acquisition.

On October 17, 2017, we acquired a 50.0% interest in Crestwood Permian Basin LLC (“Permian Basin”), which owns the Nautilus gathering system in the Permian Basin, for $49.9 million consideration and initial capital contributions (the “October 2017 Acquisition”). The October 2017 Acquisition closed pursuant to a Member Interest Purchase Agreement dated October 16, 2017 (the “October 2017 Purchase Agreement”), among the Operating Company and CPB Member LLC (a jointly owned subsidiary of Crestwood Equity Partners LP and First Reserve). We have determined we have significant influence over the financial and operating policies of Permian Basin and we therefore account for these investments under the equity method. We funded the October 2017 Acquisition with cash on hand. The terms of the October 2017 Acquisition were approved by the Board.

On May 10, 2017, we acquired a 100% interest in Delta, Na Kika and Refinery Gas Pipeline for $630.0 million in consideration (the “May 2017 Acquisition”). As part of the May 2017 Acquisition, SPLC and Shell GOM Pipeline Company LP (“Shell GOM”) contributed all but the working capital of Delta and Na Kika to Pecten, and Shell Chemical LP (“Shell Chemical”) contributed all but the working capital of Refinery Gas Pipeline to Sand Dollar. The May 2017 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 4, 2017 (the “May 2017 Purchase and Sale Agreement”), among the Operating Company, us, Shell Chemical, Shell GOM and SPLC. Shell Chemical, Shell GOM and SPLC are each wholly owned subsidiaries of Shell. As such, this acquisition is accounted for as a transaction between entities under common control and was recast for the periods of our Parent’s ownership prior to the transaction. We funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver due October 2019 (as defined in Note 8—Related Party Debt), and $506.9 million in borrowings under our Five Year Fixed Facility (as defined in Note 8—Related Party Debt) with STCW. Total transaction costs of $0.8 million were expensed as incurred. The terms of the May 2017 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the May 2017 Purchase and Sale Agreement, Shell Chemical has agreed to reimburse us for costs and expenses incurred in connection with the conversion of a section of pipe from the Convent refinery to Sorrento from refinery gas service to butane service. The May 2017 Purchase and Sale Agreement contains other customary representations, warranties and covenants.

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

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Delta	$40.1
Na Kika	26.0
Refinery Gas Pipeline	134.6
May 2017 Acquisition	$200.7

We recognized $429.3 million of consideration in excess of the book value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. For the period from closing through December 31, 2017, we recognized $63.8 million in revenues and $29.3 million of net earnings related to this acquisition.

Retrospective adjusted information tables

The following tables present our financial position and our results of operations and of cash flows giving effect to the May 2017 Acquisition and the December 2017 Acquisition. The results of the May 2017 Acquisition and the December 2017 Acquisition prior to the closing date of the acquisition are included in the respective acquisition columns and the consolidated results are included in “Consolidated Results” within the tables below:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results
ASSETS
Current assets
Cash and cash equivalents	$121.9	$—	$0.2	$122.1
Accounts receivable – third parties, net	18.4	2.4	1.9	22.7
Accounts receivable – related parties	10.1	2.0	7.2	19.3
Allowance oil	9.0	2.7	—	11.7
Prepaid expenses	6.0	0.5	0.2	6.7
Total current assets	165.4	7.6	9.5	182.5
Equity method investments	262.4	—	62.3	324.7
Property, plant and equipment, net	398.0	212.6	123.1	733.7
Cost investments	39.8	—	22.3	62.1
Other assets	—	0.6	0.3	0.9
Total assets	$865.6	$220.8	$217.5	$1,303.9
LIABILITIES
Current liabilities
Accounts payable – third parties	$1.5	$2.6	$3.1	$7.2
Accounts payable – related parties	5.2	0.2	0.2	5.6
Deferred revenue – third parties	6.0	—	—	6.0
Deferred revenue – related parties	7.9	—	—	7.9
Accrued liabilities – third parties	5.6	1.3	5.3	12.2
Accrued liabilities – related parties	5.1	—	—	5.1
Total current liabilities	31.3	4.1	8.6	44.0
Noncurrent liabilities
Debt payable – related party	686.0	—	—	686.0
Lease liability – related party	24.9	—	—	24.9
Accrued liabilities – third party	—	—	6.3	6.3
Asset retirement obligations	1.4	—	5.0	6.4
Other unearned income	2.1	—	—	2.1
Total noncurrent liabilities	714.4	—	11.3	725.7
Total liabilities	745.7	4.1	19.9	769.7
Commitments and Contingencies (Note 13)
EQUITY
Common unitholders – public	2,485.7	—	—	2,485.7
Common unitholder – SPLC	(124.1)	—	—	(124.1)
Subordinated unitholder	(389.6)	—	—	(389.6)
General partner – SPLC	(1,873.7)	—	—	(1,873.7)
Total partners' capital	98.3	—	—	98.3
Noncontrolling interest	21.6	—	(0.1)	21.5
Net parent investment	—	216.7	197.7	414.4
Total equity	119.9	216.7	197.6	534.2
Total liabilities and equity	$865.6	$220.8	$217.5	$1,303.9
(1) As previously reported in our Annual Report on Form 10-K for 2016.
(2) The financial position of the May 2017 Acquisition as of December 31, 2016.
(3) The financial position of the December 2017 Acquisition as of December 31, 2016.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2016
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results

Revenue
Transportation, terminaling and storage services - third parties	$201.5	$33.0	$17.0	$251.5
Transportation, terminaling and storage services - related parties	89.8	26.8	71.7	188.3
Lease revenue - related parties	—	—	13.1	13.1
Total revenue	291.3	59.8	101.8	452.9
Costs and expenses
Operations and maintenance – third parties	46.9	13.3	16.7	76.9
Operations and maintenance – related parties	20.7	8.9	10.4	40.0
Loss on disposition of fixed assets	0.1	—	0.1	0.2
General and administrative – third parties	8.1	0.3	1.3	9.7
General and administrative – related parties	23.1	7.5	13.1	43.7
Depreciation, amortization and accretion	23.7	12.9	6.5	43.1
Property and other taxes	8.2	5.2	2.4	15.8
Total costs and expenses	130.8	48.1	50.5	229.4
Operating income	160.5	11.7	51.3	223.5
Income from equity investments	101.1	—	37.0	138.1
Dividend income from cost investments	16.1	—	12.2	28.3
Other loss	—	—	(0.1)	(0.1)
Investment, dividend and other loss	117.2	—	49.1	166.3
Interest expense, net	12.3	—	—	12.3
Income before income taxes	265.4	11.7	100.4	377.5
Income tax expense	—	—	—	—
Net income	265.4	11.7	100.4	377.5
Less: Net income attributable to Parent	—	11.7	90.6	102.3
Less: Net income attributable to noncontrolling interests	20.5	—	9.8	30.3
Net income attributable to the Partnership	$244.9	$—	$—	$244.9
(1) As previously reported in our Annual Report on Form 10-K for 2016.
(2) Our Parent's results of the May 2017 Acquisition for the year ended December 31, 2016.
(3) Our Parent's results of the December 2017 Acquisition for the year ended December 31, 2016.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2015
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results

Revenue
Transportation, terminaling and storage services - third parties	$222.8	$29.0	$16.6	$268.4
Transportation, terminaling and storage services - related parties	103.7	34.2	79.2	217.1
Total revenue	326.5	63.2	95.8	485.5
Costs and expenses
Operations and maintenance – third parties	46.3	18.9	19.6	84.8
Operations and maintenance – related parties	18.5	8.3	12.2	39.0
Loss on disposition of fixed assets	—	—	0.3	0.3
General and administrative – third parties	10.2	1.8	1.4	13.4
General and administrative – related parties	24.6	5.5	12.4	42.5
Depreciation, amortization and accretion	21.6	10.2	6.1	37.9
Property and other taxes	7.5	5.0	2.5	15.0
Total costs and expenses	128.7	49.7	54.5	232.9
Operating income	197.8	13.5	41.3	252.6
Income from equity investments	70.1	—	34.6	104.7
Dividend income from cost investments	9.2	—	11.4	20.6
Other income	—	0.3	—	0.3
Investment, dividend and other income	79.3	0.3	46.0	125.6
Interest expense, net	4.3	—	—	4.3
Income before income taxes	272.8	13.8	87.3	373.9
Income tax benefit	(0.1)	—	—	(0.1)
Net income	272.9	13.8	87.3	374.0
Less: Net income attributable to Parent	39.3	13.8	80.7	133.8
Less: Net income attributable to noncontrolling interests	66.5	—	6.6	73.1
Net income attributable to the Partnership	$167.1	$—	$—	$167.1
(1) As previously reported in our Annual Report on Form 10-K for 2015.
(2) Our Parent's results of the May 2017 Acquisition for the year ended December 31, 2015.
(3) Our Parent's results of the December 2017 Acquisition for the year ended December 31, 2015.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2016
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results

Cash flows from operating activities
Net income	$265.4	$11.7	$100.4	$377.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	23.7	12.9	6.5	43.1
Loss on disposition of fixed asset	0.1	—	0.1	0.2
Non-cash interest expense	2.7	—	—	2.7
Undistributed equity earnings	1.8	—	2.3	4.1
Changes in operating assets and liabilities
Accounts receivable	0.1	0.7	(0.5)	0.3
Allowance oil	(4.8)	0.8	—	(4.0)
Prepaid expenses and other assets	(1.0)	0.9	—	(0.1)
Accounts payable	(1.5)	1.1	0.7	0.3
Deferred revenue	8.2	(0.3)	—	7.9
Accrued liabilities	(1.7)	—	(1.1)	(2.8)
Net cash provided by operating activities	293.0	27.8	108.4	429.2
Cash flows from investing activities
Capital expenditures	(28.3)	(7.7)	(9.8)	(45.8)
Acquisitions from Parent	(172.8)	—	—	(172.8)
Third party acquisitions	(42.0)	—	—	(42.0)
Return of investment	15.0	—	0.8	15.8
Net cash used in investing activities	(228.1)	(7.7)	(9.0)	(244.8)
Cash flows from financing activities
Net proceeds from public offerings	818.1	—	—	818.1
Borrowing under credit facility	638.7	—	—	638.7
Contributions from general partner	9.8	—	—	9.8
Repayment of credit facilities	(410.0)	—	—	(410.0)
Capital distributions to general partner	(896.3)	—	—	(896.3)
Distributions to noncontrolling interest	(20.3)	—	(9.9)	(30.2)
Distributions to unitholders and general partner	(179.9)	—	—	(179.9)
Other contribution from Parent	4.6	9.8	—	14.4
Credit facility issuance costs	(0.6)	—	—	(0.6)
Net distributions to Parent	—	(29.9)	(90.1)	(120.0)
Capital lease payments	(0.1)	—	—	(0.1)
Net cash used in financing activities	(36.0)	(20.1)	(100.0)	(156.1)
Net increase in cash and cash equivalents	28.9	—	(0.6)	28.3
Cash and cash equivalents at beginning of the period	93.0	—	0.8	93.8
Cash and cash equivalents at end of the period	$121.9	$—	$0.2	$122.1

Non-cash investing activity
Increase in asset retirement obligation asset	—	—	(1.0)	(1.0)
Supplemental Cash Flow Information
Non-cash investing and financing transactions

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in accrued capital expenditures	0.5	(3.0)	1.4	(1.1)
Other non-cash contributions from Parent	0.2	—	—	0.2
Other non-cash capital distributions to general partner	(7.1)	—	—	(7.1)
Other non-cash contribution from general partner	7.1	—	—	7.1
(1) As previously reported in our Annual Report on Form 10-K for 2016.
(2) Our Parent's results of the May 2017 Acquisition for the year ended December 31, 2016.
(3) Our Parent's results of the December 2017 Acquisition for the year ended December 31, 2016.

	Twelve Months Ended December 31, 2015
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results

Cash flows from operating activities
Net income	$272.9	$13.8	$87.3	$374.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	21.6	10.2	6.1	37.9
Loss on disposition of fixed asset	—	—	0.3	0.3
Allowance oil reduction to net realizable value	1.6	1.1	—	2.7
Undistributed equity earnings	(0.6)	—	(3.7)	(4.3)
Changes in operating assets and liabilities
Accounts receivable	—	4.5	(1.1)	3.4
Allowance oil	(2.8)	(1.9)	—	(4.7)
Prepaid expenses and other assets	(1.2)	(0.8)	1.3	(0.7)
Accounts payable	(4.5)	(0.3)	(2.9)	(7.7)
Deferred revenue	(13.8)	(0.4)	—	(14.2)
Accrued liabilities	9.5	(0.1)	(0.3)	9.1
Net cash provided by operating activities	282.7	26.1	87.0	395.8
Cash flows from investing activities
Capital expenditures	(16.2)	(23.7)	(11.8)	(51.7)
Acquisitions	(179.8)	—	—	(179.8)
Return of investment	6.8	—	5.7	12.5
Payment of pre-IPO distributions from investments to SPLC	(11.9)			(11.9)
Net cash used in investing activities	(201.1)	(23.7)	(6.1)	(230.9)
Cash flows from financing activities
Net proceeds from private equity placement	297.4	—	—	297.4
Net proceeds from public offerings	296.8	—	—	296.8
Borrowing under credit facilities	458.2	—	—	458.2
Contributions from general partner	6.1	—	—	6.1
Capital distributions to general partner	(1,002.1)	—	—	(1,002.1)
Distributions to noncontrolling interest	(67.1)	—	(6.1)	(73.2)
Distributions to unitholders and general partner	(96.5)	—	—	(96.5)
Other contributions from Parent	11.1	29.3	—	40.4
Credit facility issuance costs	(0.3)	—	—	(0.3)
Net distributions to Parent	(42.4)	(31.7)	(74.0)	(148.1)
Net cash used in financing activities	(138.8)	(2.4)	(80.1)	(221.3)
Net decrease in cash and cash equivalents	(57.2)	—	0.8	(56.4)
Cash and cash equivalents at beginning of the period	150.2	—	—	150.2
Cash and cash equivalents at end of the period	$93.0	$—	$0.8	$93.8

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing activity
Increase in asset retirement obligation asset	—	—	(0.2)	(0.2)
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Change in accrued capital expenditures	2.9	(9.1)	(0.3)	(6.5)
Contribution of fixed assets from Parent	0.4	—	—	0.4
Commencement of capital lease	22.8	—	—	22.8
Other non-cash contribution from Parent	1.8	—	—	1.8
Net assets not contributed to Parent	(6.4)	—	—	(6.4)
(1) As previously reported in our Annual Report on Form 10-K for 2015.
(2) Our Parent's results of the May 2017 Acquisition for the year ended December 31, 2015.
(3) Our Parent's results of the December 2017 Acquisition for the year ended December 31, 2015.

On April 28, 2017, Zydeco divested a small segment of its pipeline system (the “April 2017 Divestiture”) to SOPUS as part of the Motiva JV separation. The April 2017 Divestiture closed pursuant to a Pipeline Sale and Purchase Agreement (the “April 2017 Pipeline Sale and Purchase Agreement”) dated April 28, 2017 among Zydeco and SOPUS. We received $21.0 million in cash consideration for this sale, of which $19.4 million is attributable to the Partnership. The cash consideration represents $0.8 million for the book value of net assets divested, and $20.2 million in excess proceeds received from our Parent. The April 2017 Pipeline Sale and Purchase Agreement contained customary representations and warranties and indemnification by SOPUS.

2016 Acquisitions

On December 27, 2016, we acquired the following: (a) a 10.0% interest in Endymion from Mardi Gras Endymion Oil Pipeline Company, LLC, (b) a 10.0% interest in Proteus from Mardi Gras Transportation System Inc. ("Mardi Gras") and (c) a 1.0% interest in Cleopatra from Mardi Gras. Each acquisition closed pursuant to their respective purchase agreements for an aggregate purchase price of $42.0 million (the “December 2016 Acquisition”). We have determined we have significant influence over the financial and operating policies of Proteus and Endymion and we therefore account for these investments under the equity method. We do not have control or significant influence over Cleopatra and therefore account for this investment under the cost method. We funded the December 2016 Acquisition with borrowings under the Five Year Revolver due October 2019 (as defined in Note 8—Related Party Debt). The terms of the December 2016 Acquisition were approved by the Board.

In connection with the December 2016 Acquisition we acquired the following:

Cost investments (1)	$2.1
Equity method investments (2)	39.9
December 2016 Acquisition	$42.0

(1)	$2.1 million purchase price of 1.0% in Cleopatra.

(2)	$20.8 million purchase price of 10.0% in Endymion and $19.1 million purchase price of 10.0% interest in Proteus.

On October 3, 2016, we acquired a 49.0% interest in Odyssey from Shell Oil Products US (“SOPUS”) and an additional 20.0% interest in Mars from SPLC for $350.0 million (the “October 2016 Acquisition”). The October 2016 Acquisition closed pursuant to a purchase and sale agreement dated September 27, 2016 (“Odyssey and Mars Purchase and Sale Agreement”) among us, the Operating Company, SPLC and SOPUS, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We funded the October 2016 Acquisition with $50.0 million of cash on hand and $300.0 million in borrowings under the Five Year Revolver due October 2019 (as defined in Note 8—Related Party Debt) with STCW, an affiliate of Shell. The terms of the October 2016 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Odyssey and Mars Purchase and Sale Agreement, SPLC has agreed to pay us up to $10.0 million if Mars inventory management fees do not meet certain levels in aggregate for the calendar years ending 2017 through 2021. At this time there is no estimate of the amount, if any, to be received.

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

On August 9, 2016, we acquired a 2.62% equity interest in Explorer from SPLC (the “August 2016 Acquisition”) for $26.2 million. The August 2016 Acquisition was made in connection with SPLC’s right, as a current shareholder of Explorer, to acquire a portion of the equity interest being divested by another shareholder of Explorer. At that time SPLC separately owned a 35.97% equity interest in Explorer. The August 2016 Acquisition closed on August 9, 2016 pursuant to a Share Purchase and Sale Agreement among us, the Operating Company and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We funded the August 2016 Acquisition with $26.3 million of cash on hand. Total transaction costs of $0.1 million were incurred. The terms of the August 2016 Acquisition were approved by the Board.

On May 23, 2016, we acquired an additional 30.0% interest in Zydeco, an additional 1.0% interest in Bengal and an additional 3.0% interest in Colonial for $700.0 million in consideration (the “May 2016 Acquisition”). The May 2016 Acquisition closed pursuant to a Contribution Agreement (the “May 2016 Contribution Agreement”) dated May 17, 2016 among us, the Operating Company and SPLC and became effective on April 1, 2016, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We funded the May 2016 Acquisition with $345.8 million from the net proceeds of a registered public offering of 10,500,000 common units representing limited partner interests in us (the “May 2016 Offering”), $50.4 million of cash on hand and $296.7 million in borrowings under the Five Year Revolver due October 2019 (as defined in Note 8—Related Party Debt) with STCW, an affiliate of Shell. The remaining $7.1 million in consideration consisted of an issuance of 214,285 general partner units to our general partner in order to maintain its 2% general partner interest in us. Total transaction costs of $0.4 million were incurred in association with the May 2016 Acquisition. The terms of the May 2016 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the May 2016 Contribution Agreement, SPLC has agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2016 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the general partner at the time of counter party payment. The May 2016 Contribution Agreement contained customary representations and warranties and indemnification by SPLC.

In connection with the May 2016 Acquisition, we acquired historical carrying value of net assets under common control as follows:

Cost investments (1)	$5.2
Equity method investments (2)	1.5
Partners' capital (3)	87.0
May 2016 Acquisition	$93.7
(1) Book value of 3.0% additional interest in Colonial contributed by SPLC.
(2) Book value of 1.0% additional interest in Bengal contributed by SPLC.
(3) Book value of 30.0% additional interest in Zydeco from SPLC’s noncontrolling interest.

We recognized $606.3 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. This capital distribution is comprised of $599.2 million in cash and $7.1 million in general partner units issued.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Acquisitions

On November 17, 2015, we acquired from SPLC a 100% interest in Pecten, which holds Auger and Lockport, for $390.0 million (the “November 2015 Acquisition”). The November 2015 Acquisition closed pursuant to the contribution agreement (the “Pecten Contribution Agreement”) among use, the Operating Company and SPLC, and is accounted for as a transaction between entities under common control and was recast for the periods of our Parent’s ownership prior to the transaction. We funded the November 2015 Acquisition with $297.4 million from the net proceeds of the Offering, $49.4 million of cash on hand and $37.4 million in borrowings under our 364-Day Revolver (as defined below in Note 8—Related Party Debt). The remaining $6.1 million in consideration consisted of the issuance of 187,755 general partner units representing general partner interests to our general partner. Total transaction costs of $0.3 million were incurred in association with the November 2015 Acquisition. The terms of the November 2015 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The Pecten Contribution Agreement contains customary representations, warranties and indemnification by SPLC, the Partnership and Operating Company.
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
On July 1, 2015, SOPUS conveyed to us its 36.0% interest in Poseidon (the “July 2015 Acquisition”) for $350.0 million in cash. The July 2015 Acquisition closed pursuant to the contribution agreement dated July 1, 2015 (the “Poseidon Contribution Agreement”) among us, the Operating Company and SOPUS and is accounted for as a transaction between entities under common control. We have recorded this asset acquisition on a prospective basis. Poseidon is a Delaware limited liability company formed in February 1996 to design, construct, own and operate a non-FERC regulated crude oil pipeline system located offshore Louisiana in the central region of the Gulf of Mexico. The July 2015 Acquisition was funded with borrowings of $100.0 million under our 365-Day Revolver and $250.0 million under our Five-Year Revolver. For additional information regarding these credit facilities, see Note 8—Related Party Debt. We account for our interest in Poseidon using the equity method of accounting.
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
On May 18, 2015, we acquired an additional 19.5% interest in Zydeco and an additional 1.388% interest in Colonial for $448.0 million in cash (the “May 2015 Acquisition”). The May 2015 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 12, 2015 (“Purchase and Sale Agreement”) among us, the Operating Company and SPLC, and was accounted for as a transaction between entities under common control and was recast for the periods of our Parent’s ownership prior to the transaction. We funded the May 2015 Acquisition with $297.4 million from the Private Placement (as defined in Note 10—(Deficit)Equity), $80.0 million of cash on hand and $70.8 million in borrowings under our Five-Year Revolver with STCW (as defined below in Note 8—Related Party Debt). Total transaction costs of $0.5 million were incurred in association with the May 2015 Acquisition. The terms of the May 2015 Acquisition were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the Purchase and Sale Agreement, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco after April 1, 2015 with respect to a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana. Such reimbursements will be treated as an additional capital contribution from the general partner at the time of payment.

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
Acquisition Agreements
Refer to Note 3–Acquisitions and Divestiture for a description of applicable agreements.
Omnibus Agreement

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

•	the granting of a license from Shell to us with respect to the use of certain Shell trademarks and trade names.

Under the Omnibus Agreement, SPLC indemnified us against certain enumerated risks. Of those two indemnity obligations, one remains. First, SPLC agreed to be responsible for unknown environmental liabilities arising out of the ownership and operation of our initial assets prior to the closing of the IPO, to the extent identified before November 3, 2017. SPLC's indemnification of us against these environmental liabilities and certain other liabilities was subject to an aggregate limit of $15.0 million, of which $10.7 million remained unclaimed.

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
During 2017 and 2016, neither we nor SPLC made any claims for indemnification under the Omnibus Agreement.
Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries, and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017.
Other Agreements

In connection with the IPO and our acquisitions from Shell, we have entered into several customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements.
Pecten Contribution Agreement
Maintenance expense and capital expenditures for certain projects associated with the Lockport Terminal have been incurred. These projects improve the existing drainage system to eliminate the crossing of storm water between the Lockport Terminal and adjacent properties. In addition, these projects include inspections and tank repairs of a storage tank. Under the Pecten Contribution Agreement entered into in connection with the November 2015 Acquisition, SPLC has agreed to reimburse us for the maintenance expense and capital expenditures related to these projects. During 2017, we recognized no reimbursement as other contributions from Parent, and in 2016 we recognized $1.6 million for these reimbursements as other contributions from Parent.

Operating Agreements
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

In connection with the May 2017 Acquisition, on May 10, 2017, SPLC entered into an operating and administrative management agreement with Sand Dollar. Sand Dollar is allocated and required to reimburse SPLC for certain costs in connection with the services provided pursuant to the agreement. Also pursuant to the agreement, SPLC and Sand Dollar agree to standard indemnifications as operator and asset owner, respectively.

On December 1, 2017, our general partner, SPLC and Triton entered into an operating and administrative management agreement. Our general partner provides certain operational and support services pursuant to the agreement. The necessary personnel are employed by SPLC and are assigned to our general partner. Triton West is allocated certain costs by the general partner in connection with the services provided pursuant to the agreement. Our general partner reimburses SPLC for certain costs related to the assigned personnel. Our general partner, SPLC and Triton West each provide standard indemnifications as operator, employer and asset owner, respectively.

In connection with the December 2017 Acquisition, we were assigned an operating agreement for Odyssey, whereby SPLC performs physical operations and maintenance services and provides general and administrative services for Odyssey. Odyssey is required to reimburse SPLC for costs and expenses incurred in connection with such services. Also pursuant to the agreement, SPLC and Odyssey agree to standard indemnifications as operator and asset owner, respectively.

Noncontrolling Interest
For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both December 31, 2017 and 2016, and 37.5% as of December 31, 2015. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC's (“GEL”) 29.0% retained ownership interest as of December 31, 2017, 2016 and 2015.
Other Related Party Balances
Other related party balances consist of the following:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
Accounts receivable	$23.8	$19.3
Prepaid expenses	11.9	3.3
Accounts payable (1)	11.6	5.6
Deferred revenue	13.9	7.9
Accrued liabilities (2)	7.2	5.1
Debt payable (3)	1,844.0	686.0
Lease liability (4)	24.3	24.9

(1)	Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.

(2)
As of December 31, 2017 Accrued liabilities reflects $6.6 million accrued interest and $0.6 million other accrued liabilities. As of December 31, 2016 Accrued liabilities reflects $2.6 million accrued interest, $1.6 million fuel accrual, and $0.9 million other accrued liabilities.

(3)	Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2.9 million and $0.9 million as of December 31, 2017 and 2016, respectively.
(4) As part of the Motiva JV separation effective May 2017, Motiva is no longer a related party. As of December 31, 2017, this is a third-party balance.
Related Party Credit Facilities
We have entered into four credit facilities with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell, the Five Year Revolver due December 2022, the Five Year Revolver due 2019, the Five Year Fixed Facility, and the 364-Day Revolver. The 364-Day Revolver expired as of March 1, 2017, and has not been replaced. Zydeco has also entered into the Zydeco Revolver with STCW. See Note 8 – Related Party Debt for additional information regarding these credit facilities.
Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our transportation services revenue, storage revenue and lease revenue from related parties for 2017, 2016 and 2015 is disclosed in Note 2- Summary of Significant Accounting Policies - Revenue Recognition.
In 2017, 2016 and 2015, we converted excess allowance oil to cash through sales to affiliates of Shell and included gains/(losses) of $1.3 million, $1.3 million and $(0.1) million, respectively, from such sales in Operations and maintenance expense.
In 2017, 2016 and 2015, our investments paid cash distributions to us of $235.7 million, $186.2 million and $133.5 million, respectively.
Beginning July 1, 2014, Zydeco entered into the Management Agreement with SPLC under which SPLC provides general management and administrative services to us. We no longer receive allocated corporate expenses from SPLC or Shell. We will continue to receive direct and allocated field and regional expenses, including payroll expenses not covered under the Management Agreement. In addition, beginning October 1, 2015, Pecten entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC. Beginning May 10, 2017, Sand Dollar entered into an operating and management agreement under which we receive direct and allocated expenses from SPLC. On December 1, 2017, our general partner, SPLC and Triton entered into an operating and administrative management agreement pursuant to which we receive direct and allocated expenses from our general partner. On December 1, 2017, our general partner, SPLC and Odyssey entered into an operating and administrative management agreement pursuant to which we receive direct and allocated expenses from our general partner. The expenses under these agreements are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers. The related party portion of insurance expense in 2017, 2016 and 2015 was $8.0 million, $5.9 million and $7.5 million, respectively.
The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying consolidated statements of income for the indicated periods:

	2017	2016	2015
Operations and maintenance - related parties	$45.6	$40.0	$39.0
General and administrative - related parties	47.7	43.7	42.5

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of the Business and Basis of Presentation – Basis of Presentation. Pursuant to various operating and administrative management agreements, we are allocated indirect operating and general corporate expenses from Shell. During 2017, 2016 and 2015, we were allocated $17.1 million, $15.9 million and $17.1 million, respectively, of operating expenses which are included in operations and maintenance expenses. Additionally, for 2017, 2016 and 2015, we were allocated $26.3 million, $24.0 million and $22.4 million, respectively, of general corporate expenses which are included within general and administrative expenses. Included in these general and administrative expenses are $8.1 million, $7.7 million and $7.4 million, respectively, under the Management Agreement and $8.5 million, $8.5 million and $8.5 million, respectively, under the Omnibus Agreement for the general and administrative fee in 2017, 2016 and 2015.
Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for 2017, 2016 and 2015 was $4.3 million, $5.1 million and $5.4 million, respectively. Our share of defined contribution benefit plan costs for 2017, 2016 and 2015 was $1.7 million, $2.0 million and $2.3 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses or operations and maintenance expenses in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations.
Share-based Compensation
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan (“PSP”), Shell’s incentive compensation program. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2017, 2016 and 2015 were immaterial.
Equity and Cost Method Investments
We have equity and cost method investments in entities, including Colonial and Explorer in which SPLC also owns interests. In some cases we may be required to make capital contributions or other payments to these entities.  See Note 5 – Equity Method Investments for additional details.
Reimbursements from Our General Partner
The following table reflects reimbursements from our Parent in 2017, 2016 and 2015:

	2017	2016	2015
Cash received (1)	$15.8	$2.8	$11.1
Receivable from Parent (2)	0.3	0.2	1.8
Total reimbursements (3)	$16.1	$3.0	$12.9

 (1) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) These reimbursements are included in Other non-cash contributions from Parent in the accompanying consolidated statements of cash flows.
 (3) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of (deficit) equity.

In 2017, 2016 and 2015, we filed claims for reimbursement from our Parent of $16.1 million, $3.0 million and $12.9 million, respectively. This reflects our proportionate share of Zydeco directional drill project costs and expenses of $14.4 million, $1.4 million and $2.3 million, respectively. Additionally, in 2017 this includes reimbursement for the Refinery Gas Pipeline gas to butane service connection project of $1.7 million and in 2016 this includes $1.6 million of reimbursement of costs and expenses incurred by Lockport for the storm water improvement and tank repair projects. In 2015, this includes a $4.5 million payment from a joint venture (“JV”) partner to secure a waiver of rights of refusal from SOPUS and us permitting the JV partner to acquire another owner's interest in Poseidon, $2.9 million of environmental indemnification regarding maintenance expense for a Mars underground cavern integrity project, $1.4 million of legal indemnification for expenses and settlement payments related to the Zydeco FERC rate case and $1.8 million of reimbursement of costs and expenses incurred by Lockport for the storm water improvement and tank repair projects.

5. Equity Method Investments
Equity method investments comprise the following as of the dates indicated:

	December 31,
	2017		2016
	Ownership	Amount	Ownership	Amount
Mars (1)	71.5%	187.4	71.5%	191.5
Bengal	50.0%	79.7	50.0%	76.1
Permian Basin (2)	50.0%	49.4	—%	—
LOCAP (1)	41.48%	6.9	41.48%	4.0
Poseidon	36.0%	2.3	36.0%	13.2
Proteus	10.0%	17.4	10.0%	19.1
Endymion	10.0%	19.5	10.0%	20.8
		$362.6		$324.7
(1) We acquired an additional 22.9% interest in Mars and a 41.48% interest in LOCAP in the December 2017 Acquisition. The financial information presented has been retrospectively adjusted for the incremental ownership acquired.
(2) We acquired a 50.0% interest in Permian Basin in the October 2017 Acquisition. The acquisition of this interest has been accounted for prospectively.
We use the equity method of accounting for our 50.0% interest in Permian Basin based on governance provisions which provide each partner with voting interests in accordance with its capital contributed, currently 50.0% for each partner. Additionally, there are certain significant activities and decisions which require a supermajority vote (75.0%) or unanimous consent of the partners.

As part of the December 2017 Acquisition, we acquired interests in certain entities where we have the ability to exercise significant influence. Our ownership in Mars increased from 48.6% to 71.5% and we continue to apply the equity method of accounting due to governance provisions that require unanimous voting by the partners on all significant decisions that impact the management and economic performance of Mars. We account for our LOCAP acquired interest of 41.48% under the equity method of accounting based on voting rights which are either majority in interest of the partners, proportionate to the partners ownership interests, or unanimous voting with respect to significant decisions that impact the management and economic performance of LOCAP.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of December 31, 2017, 2016 and 2015, the unamortized basis differences included in our equity investments are $41.4 million, $42.7 million and $27.2 million, respectively. For the years ended 2017, 2016 and 2015, the net amortization expense was $3.8 million, $2.8 million and $1.9 million, respectively, which is included in income from equity method investments.

Our equity investments in affiliates balance was affected by the following during the periods indicated:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017			2016		2015
	Distributions Received	Income from Equity Investments	Purchase Price Adjustment	Distributions Received	Income from Equity Investments	Distributions Received	Income from Equity Investments
Mars (1)	$125.9	$121.8	$—	$88.3	$79.8	$62.8	$59.4
Bengal	19.0	22.6	—	19.6	20.2	20.2	20.8
Permian Basin (2)	1.4	0.9	(0.1)	—	—	—	—
LOCAP (1)	7.9	10.7	—	8.2	8.4	8.7	8.4
Poseidon (3)	38.4	27.4	—	41.9	29.7	21.2	16.1
Proteus (4)	2.9	1.5	0.3	—	—	—	—
Endymion (4)	2.8	1.7	0.1	—	—	—	—
	$198.3	$186.6	$0.3	$158.0	$138.1	$112.9	$104.7

(1)
We acquired an additional 22.9% interest in Mars and a 41.48% interest in LOCAP in the December 2017 Acquisition. The financial information presented has been retrospectively adjusted for the incremental ownership acquired.

(2)	We acquired a 50.0% interest in Permian Basin in the October 2017 Acquisition. The acquisition of this interest has been accounted for prospectively.

(3)	We acquired a 36.0% interest in Poseidon in the July 2015 Acquisition. The acquisition of this interest has been accounted for prospectively.
(4) The acquisition of our ownership interests in Proteus and Endymion was effective in the December 2016 Acquisition, for which we were not entitled to a distribution and the related equity investment income was less than $0.1 million. The acquisition of these interests has been accounted for prospectively.

See Note 3 - Acquisitions and Divestiture for additional information regarding the acquisitions of our equity investments. We acquired an additional 22.0% interest in Odyssey on December 1, 2017, which is now being consolidated in our financial statements on a retrospective basis.

Summarized Financial Information
The following presents aggregated selected balance sheet and income statement data for our equity method investments (on a 100% basis):

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2017						For the period October 17, 2017 -December 31, 2017 (1)
	Mars	Bengal	LOCAP	Poseidon	Proteus	Endymion	Permian Basin
Statements of Income
Total revenues	$255.5	$72.8	$55.7	$117.1	$30.8	$33.4	$3.8
Total operating expenses	81.9	28.1	17.2	32.6	13.4	13.6	2.0
Operating income	173.6	44.7	38.5	84.5	17.4	19.8	1.8
Net income	173.6	44.8	26.5	78.5	17.4	20.3	1.8

	As of December 31, 2017
Balance Sheets
Current assets	$47.6	$25.0	$9.2	$18.7	$54.8	$8.9	$18.7
Non-current assets	187.5	156.6	60.4	218.6	335.8	145.5	83.6
Total assets	$235.1	$181.6	$69.6	$237.3	$390.6	$154.4	$102.3
Current liabilities	5.1	10.5	37.2	17.6	50.3	2.7	8.7
Non-current liabilities	—	0.3	21.8	237.4	206.2	16.0	0.7
Equity (deficit)	230.0	170.8	10.6	(17.7)	134.1	135.7	92.9
Total liabilities and equity (deficit)	$235.1	$181.6	$69.6	$237.3	$390.6	$154.4	$102.3

(1) Interest in Permian Basin was acquired by us on October 17, 2017, Permian Basin total revenue, total operating expenses and operating income (on a 100% basis) was $8.3 million, $5.0 million and $3.3 million, respectively.

	For the Year Ended December 31, 2016				For the Period December 28, 2016 - December 31, 2016 (1)
	Mars	Bengal	LOCAP	Poseidon	Proteus	Endymion
Statements of Income
Total revenues	$229.8	$69.5	$51.4	$120.3	$0.3	$0.3
Total operating expenses	83.0	28.7	17.1	30.7	0.1	0.2
Operating income	146.8	40.8	34.3	89.6	0.2	0.1
Net income	146.8	40.2	20.8	84.9	—	0.1

	As of December 31, 2016
Balance Sheets
Current assets	$40.0	$34.0	$8.5	$17.1	$24.0	$10.0
Non-current assets	197.5	147.5	46.6	233.6	194.7	154.1
Total assets	$237.5	$181.5	$55.1	$250.7	$218.7	$164.1
Current liabilities	5.1	16.8	38.8	20.7	2.2	2.9
Non-current liabilities	—	0.7	13.3	219.7	70.3	17.2
Equity	232.4	164.0	3.0	10.3	146.2	144.0
Total liabilities and equity	$237.5	$181.5	$55.1	$250.7	$218.7	$164.1

(1)
Interests in Proteus and Endymion were acquired by us on December 27, 2016. For 2016, Proteus total revenue, total operating expenses and operating income (on a 100% basis) was $24.7 million, $11.7 million and $13.0 million, respectively. For 2016, Endymion total revenue, total operating expenses and operating income (on a 100% basis) was $28.1 million, $12.3 million and $15.8 million, respectively.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2015			For the Period July 1, 2015 - December 31, 2015 (1)
	Mars	Bengal	LOCAP	Poseidon
Statements of Income
Total revenues	$205.9	$70.3	$49.2	$—
Total operating expenses	85.7	28.1	15.2	—
Operating income	120.2	42.2	34.0	—
Net income	120.3	42.1	20.9	45.9

	As of December 31, 2015
Balance Sheets
Current assets	$40.9	$29.0	$8.8	$18.5
Non-current assets	208.2	146.3	41.3	249.2
Total assets	$249.1	$175.3	$50.1	$267.7
Current liabilities	6.4	11.2	36.7	22.5
Non-current liabilities	—	0.9	11.2	203.5
Equity	242.7	163.2	2.2	41.7
Total liabilities and equity	$249.1	$175.3	$50.1	$267.7

(1)
Interest in Poseidon was acquired by us on July 1, 2015. For 2015, Poseidon total revenue, total operating expenses and operating income (on a 100% basis) was $123.7 million, $28.6 million and $95.1 million, respectively.

6. Property, Plant and Equipment
Property, plant and equipment consist of the following as of the dates indicated:

		December 31,
	Depreciable Life	2017	2016 (1)
Land	—	$8.2	$8.2
Building and improvements	10 - 40 years	38.9	29.6
Pipeline and equipment (2)	10 - 30 years	1,153.6	1,145.0
Other	5 - 25 years	17.8	17.7
		1,218.5	1,200.5
Accumulated depreciation and amortization (3)		(526.1)	(495.8)
		692.4	704.7
Construction in progress		44.1	29.0
Property, plant and equipment, net		$736.5	$733.7

(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
(2) As of December 31, 2017 and 2016, includes cost of $353.7 million and $343.9 million, respectively, related to assets under operating leases (as lessor), which commenced in May 2017 and December 2017. As of both December 31, 2017 and 2016, includes cost of $22.8 million related to assets under capital lease (as lessee).
(3) As of December 31, 2017 and 2016, includes accumulated depreciation of $104.7 million and $91.2 million, respectively, related to assets under operating leases (as lessor), which commenced in May 2017 and December 2017. As of December 31, 2017 and 2016, includes accumulated depreciation of $3.0 million and $1.6 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment of $45.0 million, $43.1 million and $37.9 million is included in cost and expenses in the accompanying consolidated statements of income for 2017, 2016 and 2015, respectively.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).

7. Accrued Liabilities – Third Parties
Accrued liabilities – third parties consist of the following as of the dates indicated:

	December 31,
	2017	2016
Current
Transportation, project engineering	$6.0	$6.1
Property taxes	4.2	2.2
Other accrued liabilities	2.5	3.9
Total current accrued liabilities - third parties	$12.7	$12.2

Noncurrent
Environmental accrual	$—	$6.3
Total noncurrent accrued liabilities - third parties	$—	$6.3

See Note 4 – Related Party Transactions for a discussion of accrued liabilities – related parties.

8. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	December 31,
	2017			2016
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Five Year Revolver due December 2022	$1,000.0	$1,000.0	$—	$—	$—	$—
Five Year Fixed Facility	600.0	600.0	—	—	—	—
Five Year Revolver due October 2019	246.9	760.0	513.1	686.9	760.0	73.1
Zydeco Revolver	—	30.0	30.0	—	30.0	30.0
364-Day Revolver (1)	—	—	—	—	180.0	180.0
Unamortized debt issuance costs	(2.9)	n/a	n/a	(0.9)	n/a	n/a
Debt payable - related party	$1,844.0	$2,390.0	$543.1	$686.0	$970.0	$283.1
(1) The 364-Day Revolver expired March 1, 2017.
Interest and fee expenses associated with our borrowings were $29.4 million, $8.6 million and $4.0 million for 2017, 2016 and 2015, respectively, of which we paid $25.0 million, $7.0 million and $2.7 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in a Level 2 instrument. The fair value of our Five Year Fixed Facility (as defined below) is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as a Level 2 instrument. As of December 31, 2017, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $1,846.9 million and $1,858.4 million, respectively. As of December 31, 2016, all outstanding borrowings were under a revolving credit facility and therefore approximated fair value.

On December 1, 2017, we borrowed $1,000.0 million under the Five Year Revolver due December 2022 and $93.1 million under our Five Year Fixed Facility. We used $825.0 million of these proceeds to fund the December 2017 Acquisition and the remaining $268.1 million to repay borrowings outstanding under our Five Year Revolver due October 2019. Additionally, we paid $0.7 million of accrued interest on the repaid borrowings with cash on hand.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2017, we used net proceeds from sales of common units to third parties to repay $265.0 million of borrowings outstanding under our Five Year Revolver due October 2019.

On May 10, 2017, we funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver due October 2019 and $506.9 million in borrowings under our Five Year Fixed Facility (as defined below).

On May 23, 2016, we partially funded the cash portion of the May 2016 Acquisition with $296.7 million in borrowings under our Five Year Revolver due October 2019.

On March 29, 2016, we used cash on hand and net proceeds from sales of common units to third parties to repay $272.6 million of borrowings outstanding under the Five Year Revolver due October 2019 and all $137.4 million of borrowings outstanding under the 364-Day Revolver.
Credit Facility Agreements
Five Year Revolver due December 2022
On December 1, 2017, we entered into a five year revolving credit facility with STCW (the “Five Year Revolver due December 2022”) with a borrowing capacity of $1,000.0 million and paid an issuance fee of $1.7 million. Borrowings under the Five Year Revolver due December 2022 bear interest at the three-month LIBOR rate plus a margin. Additionally, we pay interest of 0.19% on any unused capacity. As of December 31, 2017, the weighted average interest rate for the Five Year Revolver due December 2022 was 2.5%. Commitment fees began to accrue beginning on the date we entered into the agreement. The Five Year Revolver due December 2022 matures on December 1, 2022.

Five Year Fixed Facility

On March 1, 2017, we entered into a Loan Facility Agreement with STCW with a borrowing capacity of $600.0 million (the “Five Year Fixed Facility”) and paid an issuance fee of $0.7 million. The Five Year Fixed Facility provides that we may not repay or prepay amounts borrowed without the consent of the lender and amounts repaid or prepaid may not be re-borrowed.

The Five Year Fixed Facility bears a fixed interest rate of 3.23% per annum. The Five Year Fixed Facility matures on March 1, 2022.
Five Year Revolver due October 2019
On November 3, 2014, we entered into a five year revolving credit facility (the “Five-Year Revolver due October 2019”) with STCW with an initial borrowing capacity of $300.0 million. On May 12, 2015, we amended and restated the Five Year Revolver due October 2019 to increase the borrowing capacity amount to $400.0 million, and paid an issuance fee of $0.2 million. On September 27, 2016, we further amended and restated the Five Year Revolver due October 2019 to increase the amount of the facility to $760.0 million, and paid an additional issuance fee of $0.6 million.
The Five Year Revolver due October 2019 provides that loans advanced under the facility can have a term ending on or before its maturity date.
Borrowings under the Five Year Revolver due October 2019 bear interest at the three-month LIBOR rate plus a margin. Additionally, we pay interest of 0.19% on any unused capacity. As of December 31, 2017, the weighted average interest rate for the Five Year Revolver due October 2019 was 2.5%. Commitment fees began to accrue beginning on the date we entered into the agreement. The Five Year Revolver due October 2019 matures on October 31, 2019.
364-Day Revolver
On June 29, 2015, in connection with the July 2015 Acquisition, we entered into a second revolving credit facility (the “364-Day Revolver”) with STCW as lender with an initial borrowing capacity of $100.0 million, and paid a credit facility issuance fee of $0.1 million. On November 11, 2015, we amended and restated the 364-Day Revolver to increase the borrowing capacity amount $180.0 million, and paid an additional issuance fee of $0.1 million. The 364-Day Revolver expired as of March 1, 2017.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Zydeco Revolving Credit Facility Agreement
On August 6, 2014, Zydeco entered into a senior unsecured revolving credit facility agreement with STCW (the “Zydeco Revolver”).  The facility has a borrowing capacity of $30.0 million. Loans advanced under the agreement have up to a six-month term.
Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. Additionally, we pay interest of 0.23% on any unused capacity. As of December 31, 2017, the interest rate for the Zydeco Revolver was 3.1%. The Zydeco Revolver matures on August 6, 2019.

Covenants

Under the Five Year Revolver due December 2022, the Five Year Fixed Facility, the Five Year Revolver due October 2019 and the Zydeco Revolver, we (and Zydeco in the case of the Zydeco Revolver) have, among other things:

•	agreed to restrict additional indebtedness not loaned by STCW;

•	to give the applicable facility pari passu ranking with any new indebtedness; and

•	to refrain from securing our assets except as agreed with STCW.

The facilities also contain customary events of default, such as nonpayment of principal, interest and fees when due and violation of covenants, as well as cross-default provisions under which a default under one credit facility may trigger an event of default in another facility with the same borrower. Any breach of covenants included in our debt agreements which could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and would likely require us to seek to renegotiate these debt arrangements with our related party lender and/or obtain new financing from other sources. As of December 31, 2017, we were in compliance with the covenants contained in the Five Year Revolver due December 2022, the Five Year Fixed Facility, the Five Year Revolver due October 2019, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

Any breach of covenants including in our debt agreements which could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and likely require us to renegotiate these debt agreements with our related party lender and/or obtain new financing from other sources.
Borrowings and repayments under our credit facilities for 2017, 2016 and 2015 are disclosed in our consolidated statements of cash flows. See Note 3 – Acquisitions and Divestiture for additional information regarding our use of borrowings. See Note 10 – (Deficit) Equity for additional information regarding the source of our repayments.

9. Leases
On December 1, 2014, we entered into a terminaling services agreement with a related party in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we pay a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced on December 1, 2015. Upon the in-service date of September 1, 2016, our monthly lease payment was increased to $0.4 million. In the eighteenth month after the in-service date, actual fixed and variable costs will be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease will be adjusted accordingly and this adjustment will be effective for the remainder of the lease. The imputed interest rate on the capital portion of the lease is 15.0%.
Odyssey entered into an operating lease dated May 12, 1999 with a third party for usage of offshore platform space at Main Pass 289C. Additionally, Odyssey entered into a tie-in agreement effective January 2012 with a third party, which allowed producers to install the tie-in connection facilities and tying into the system. The agreements will continue to be in effect until the continued operation of the platform is uneconomic.
We are also obligated under various long-term and short-term noncancelable operating leases, primarily related to tank farm land leases. Several of the leases provide for renewal terms. Rental expense included in Operations and maintenance on the consolidated statements of income for 2017, 2016 and 2015 was $0.3 million, $0.5 million and $0.6 million, respectively.
The future minimum lease payments as of December 31, 2017, for the above lease obligations were:

	Total	2018	2019	2020	2021	2022	Remainder
Operating lease for land (1)	$2.7	$0.2	$0.2	$0.2	$0.2	$0.2	$1.7
Lease of platform space and tie-in	6.9	0.2	0.2	0.3	0.3	0.3	5.6
Capital lease for Port Neches storage tanks (2)	58.7	4.3	4.3	4.3	4.3	4.3	37.2
	$68.3	$4.7	$4.7	$4.8	$4.8	$4.8	$44.5
(1) On May 1, 2017, Zydeco entered into a new operating lease for land with the same counterparty. This new lease terminated the former agreement.
(2) Includes $33.4 million in interest, $24.9 million in principal and excludes $10.3 million in executory costs.
As of December 31, 2017 and 2016, we had short-term payment obligations relating to capital expenditures totaling $5.8 million and $5.9 million, respectively. These represent unconditional payment obligations to vendors for products and services delivered in connection with capital projects.

10. (Deficit) Equity

Our capital accounts are comprised of a 2% general partner interests and 98% limited partner interests. The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under our partnership agreement. Our general partner participates in our distributions and also currently holds IDR’s that entitle it to receive increasing percentages of the cash we distribute from operating surplus.

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300.0 million in gross proceeds. This program is registered with the SEC on an effective registration statement on Form S-3.

During the quarter ended September 30, 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds ($140.2 million gross proceeds, or an average price of $26.96 per common unit, less $0.4 million of transaction fees). In connection with the issuance of the common units, we issued 106,122 general partner units to our general partner for $2.9 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due October 2019 and for general partnership purposes.

During the quarter ended June 30, 2017, we completed the sale of 94,925 common units under this program for $2.9 million net proceeds ($3.0 million gross proceeds, or an average price of $31.51 per common unit, less $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 1,938 general partner units to our general partner for $0.1 million in order to maintain its 2% general partner interest in us. We used proceeds from these sales of common units and from our general partner's proportionate capital contribution for general partnership purposes.

During the quarter ended March 31, 2016, we completed the sale of 750,000 common units under this program for $25.4 million net proceeds ($25.5 million gross proceeds, or an average price of $34.00 per common unit, less $0.1 million of transaction fees). In connection with the issuance of the common units, we issued 15,307 general partner units to our general partner for $0.5 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due October 2019 and the 364-Day Revolver and for general partnership purposes.

Other than as described above, we did not have any sales under this program.

Public Offerings

On September 15, 2017, we completed the sale of 5,170,000 common units in a registered public offering for proceeds of $135.1 million, or $26.14 per common unit. In connection with the issuance of common units, we issued 105,510 general partner units to our general partner for $2.8 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due October 2019 and for general partnership purposes.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 29, 2016, we completed the sale of 12,650,000 common units in a registered public offering (the “March 2016 Offering”) for $395.1 million net proceeds ($401.6 million gross proceeds, or $31.75 per common unit, less $6.3 million of underwriter's fees and $0.2 million of transaction fees). In connection with the issuance of the common units, we issued 258,163 general partner units to our general partner for $8.2 million in order to maintain its 2% general partner interest in us. We used the net proceeds from the March 2016 Offering and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due October 2019 and the 364-Day Revolver and for general partnership purposes.

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

Private Placement

On May 18, 2015, we completed the sale of 7,692,308 common units in the private placement (“Private Placement”) for $297.4 million net proceeds ($300.0 million gross proceeds, or $39.00 per common unit, less $2.6 million of placement agent fees). In connection with the issuance of the common units, we issued 156,986 general partner units to the general partner for $6.1 million in order to maintain its 2% general partner interest in us.
Units Outstanding
As of December 31, 2017, we had 187,782,369 common units outstanding, of which 98,832,233 were publicly owned. SPLC owned 88,950,136 common units representing an aggregate 46.4% limited partner interest in us, all of the IDR's, and 3,832,293 general partner units, representing a 2% general partner interest in us.
The changes in the number of units outstanding from December 31, 2016 through December 31, 2017 are as follows:

(in units)	Public Common	SPLC Common	SPLC Subordinated	General Partner	Total
Balance as of December 31, 2015	62,892,308	21,475,068	67,475,068	3,098,825	154,941,269
Units issued in connection with ATM program	750,000	—	—	15,307	765,307
Units issued in connection with public offerings	24,725,000	—	—	504,591	25,229,591
Balance as of December 31, 2016	88,367,308	21,475,068	67,475,068	3,618,723	180,936,167
Expiration of subordination period	—	67,475,068	(67,475,068)	—	—
Units issued in connection with ATM program	5,294,925	—	—	108,060	5,402,985
Units issued in connection with public offerings	5,170,000	—	—	105,510	5,275,510
Balance as of December 31, 2017	98,832,233	88,950,136	—	3,832,293	191,614,662

Expiration of Subordination Period

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Distributions to our Unitholders
The following table details the distributions declared and/or paid for the periods presented:

Date Paid or to be Paid	Three Months Ended	Public Common	SPLC Common	SPLC Subordinated	General Partner			Distributions per Limited Partner Unit
					IDR’s	2%	Total
		(in millions, except per unit amounts)
February 12, 2015	December 31, 2014 (1)	$4.8	$2.2	$7.1	$—	$0.3	$14.4	$0.10420
May 14, 2015	March 31, 2015	8.0	3.8	11.8	—	0.5	24.1	0.17500
August 13, 2015	June 30, 2015	10.2	4.1	12.8	0.1	0.5	27.7	0.19000
November 12, 2015	September 30, 2015	11.0	4.4	13.9	0.4	0.6	30.3	0.20500
February 11, 2016	December 31, 2015	13.9	4.7	14.8	1.2	0.7	35.3	0.22000
May 12, 2016	March 21, 2016	17.9	5.1	15.8	2.0	0.9	41.7	0.23500
August 12, 2016	June 30, 2016	22.0	5.4	16.9	3.7	1.0	49.0	0.25000
November 14, 2016	September 30, 2016	23.3	5.7	17.8	6.0	1.1	53.9	0.26375
February 14, 2017	December 31, 2016	24.5	5.9	18.7	8.3	1.2	58.6	0.27700
May 12, 2017	March 31, 2017	25.7	25.9	—	10.7	1.3	63.6	0.29100
August 14, 2017	June 30, 2017	26.9	27.0	—	12.9	1.4	68.2	0.30410
November 14, 2017	September 30, 2017	31.4	28.3	—	16.2	1.5	77.4	0.31800
February 14, 2018	December 31, 2017 (2)	32.9	29.6	—	18.9	1.7	83.1	0.33300

(1)     The fourth quarter 2014 minimum quarterly distribution was prorated for the 59-day period from November 3, 2014 to December 31, 2014 in accordance with the Partnership Agreement.
(2) For more information see Note 14 - Subsequent Events.
Distributions to Noncontrolling Interest
Distributions to SPLC for its noncontrolling interest in Zydeco were $8.9 million, $20.3 million and $67.1 million in 2017, 2016 and 2015, respectively. Distributions to GEL for its noncontrolling interest in Odyssey were $10.0 million, $9.9 million and $6.1 million in 2017, 2016 and 2015, respectively. See Note 4—Related Party Transactions for additional details.

11. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units, and to subordinated limited partner units in periods prior to the expiration of the subordination period, is computed by dividing the respective limited partners’ interest in net income attributable to the partnership for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and IDR's. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.
Our net income includes earnings related to businesses acquired through transactions between entities under common control for periods prior to their acquisition by us. We have allocated these pre-acquisition earnings to our General Partner.
The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016	2015
Net income	$391.8	$377.5	$374.0
Less:
Net income attributable to the Parent	77.3	102.3	133.8
Net income attributable to noncontrolling interests	19.2	30.3	73.1
Net income attributable to the Partnership	295.3	244.9	167.1
Less:
General partner's distribution declared	64.6	24.2	4.0
Limited partners' distribution declared on common units	227.7	109.8	60.1
Limited partner's distribution declared on subordinated units	—	69.2	53.3
Income in excess of distributions	$3.0	$41.7	$49.7

	2017
	General Partner	Limited Partners' Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$64.6	$227.7	$292.3
Income in excess of distributions	—	3.0	3.0
Net income attributable to the Partnership	$64.6	$230.7	$295.3
Weighted average units outstanding (in millions):
Basic and diluted	3.7	180.4	184.1
Net income per limited partner unit (in dollars):
Basic and diluted		$1.28

	2016
	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$24.2	$109.8	$69.2	$203.2
Income in excess of distributions	0.8	24.6	16.3	41.7
Net income attributable to the Partnership	$25.0	$134.4	$85.5	$244.9
Weighted average units outstanding (in millions):
Basic and diluted	3.5	101.9	67.5	172.9
Net income per limited partner unit (in dollars):
Basic and diluted		$1.32	$1.27

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$4.0	$60.1	$53.3	$117.4
Income in excess of distributions	1.0	25.4	23.3	49.7
Net income attributable to the Partnership	$5.0	$85.5	$76.6	$167.1
Weighted average units outstanding (in millions):
Basic and diluted	2.9	73.4	67.5	143.8
Net income per limited partner unit (in dollars):
Basic and diluted		$1.16	$1.14

12. Transactions with Major Customers and Concentration of Credit Risk
The following table shows revenues from third party customers that accounted for a 10% or greater share of consolidated revenues for the indicated years:

	2017	2016 (1)	2015 (1)
Customer C	$70.3	$72.9	$85.7
      (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control. As such, certain customers that accounted for a 10% or greater share in prior periods now account for less than 10% of our retrospectively adjusted consolidated revenues.

Our Parent and its affiliates accounted for 49.9%, 44.5% and 44.7% of our total revenues for 2017, 2016 and 2015, respectively. The following table shows accounts receivable from third party customers that accounted for a 10% or greater share of consolidated net accounts receivable for the indicated years:

	December 31,
	2017	2016 (1)	2015 (1)
Customer C	$5.8	$6.3	$7.2
 (1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control. As such, certain customers that accounted for a 10% or greater share in prior periods now account for less than 10% of our retrospectively adjusted consolidated net accounts receivable.

We have a concentration of revenues and trade receivables due from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers, and independent exploration, production and refining companies primarily within the Gulf Coast region of the U.S. These concentrations of customers may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory, regional and other factors. We are potentially exposed to concentration of credit risk primarily through our accounts receivable with our Parent. These receivables have payment terms of 30 days or less, and there has been no history of collectability issues. We monitor the creditworthiness of third-party major customers. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2017 and 2016, there were no such arrangements.
We have concentrated credit risk for cash by maintaining deposits in a major bank, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2017, we had approximately $137.0 million in cash and cash equivalents in excess of FDIC limits.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies
Environmental Matters
We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of December 31, 2017 and 2016, we had $0.3 million and $6.8 million accrued liabilities associated with environmental clean-up costs. The accrued liability as of December 31, 2017 relates to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington. The costs relate to ongoing groundwater compliance monitoring and other remedial activities. The accrued liability as of December 31, 2016 relates to the Consent Decree liability, as well as to certain liabilities associated with the terminals located in Portland, Oregon and Seattle, Washington associated with the Portland Harbor Superfund Site. Pursuant to the Contribution Agreement, dated December 1, 2017, by and between SOPUS and Triton, SOPUS agreed to retain certain liabilities associated with these costs. We do not anticipate any obligations, costs or expenses related to the Portland Superfund Site to arise after the closing date.
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
Effective July 31, 2014, a rate case was filed against Zydeco with FERC. The rate case was resolved by a settlement approved by FERC which established maximum rates for uncommitted (or non-contract) shippers effective December 1, 2015. The settlement also provided for rate refunds for shippers of the difference between the higher pre-settlement uncommitted (or non-contract) rates and the lower settlement rates for the period from July 31, 2014 to November 30, 2015 (plus interest). In 2015, we recognized $2.3 million of general and administrative expenses related to the settlement of this rate case, and the shippers settlements were paid in January 2016. We filed claims for reimbursement of $1.4 million in 2015 from SPLC, and we received reimbursement in 2016.
Indemnification
Under our Omnibus Agreement, certain environmental liabilities, tax liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to the IPO are indemnified by SPLC. Other than tax liabilities for which the statute of limitations has not expired, the obligations of SPLC under the Omnibus Agreement have expired. See Note 4 –Related Party Transactions for additional information.
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
Leases

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have an operating lease for land, lease of platform space, tie-in agreement, and a capital lease for storage tanks.  See Note 9 –Leases for additional information relating to our lease obligations.

14. Subsequent Event(s)
We have evaluated events that occurred after December 31, 2017 through the issuance of these consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.
Distribution
On January 25, 2018, the Board declared a cash distribution of $0.33300 per limited partner unit for the three months ended December 31, 2017. The distribution was paid on February 14, 2018 to unitholders of record as of February 5, 2018.

Equity Issuances

On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for approximately $673.5 million net proceeds ($680.0 million gross proceeds, or $27.20 per common unit, less $6.0 million of underwriter's fees and $0.5 million of transaction fees). In connection with the issuance of common units, we issued 510,204 general partner units to our general partner for $13.9 million in order to maintain its 2% general partner interest in us. On February 6, 2018, we also completed the sale of 11,029,412 common units in a private placement with Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, for an aggregate purchase price of $300.0 million, or $27.20 per common unit. In connection with the issuance of the common units, we issued 225,091 general partner units to the general partner for $6.1 million in order to maintain its 2% general partner interest in us.

We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due October 2019 and the Five Year Revolver due December 2022, as well as for general partnership purposes. As part of the registered public offering, the underwriters received a 30-day option to purchase up to an additional 3,750,000 common units from us on the same terms as in the registered public offering.

Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries, and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017.

Partnership Agreement

On February 26, 2018, Shell Midstream Partners GP LLC, the general partner of the Partnership, executed Amendment No. 1 to the Partnership’s Amended and Restated Agreement of Limited Partnership dated November 3, 2014, in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Selected Quarterly Financial Data (Unaudited)

(in millions of dollars, except for per unit data)	Total Revenues	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners' Interest in Net Income Attributable to the Partnership	Net Income per Common Unit - Basic and Diluted
2017
First (1)	$109.1	$98.1	$98.1	$70.8	$58.7	$0.33
Second (1)	112.4	91.7	91.7	65.5	51.2	0.29
Third (1)	121.8	99.5	99.5	72.6	55.0	0.31
Fourth	126.8	102.6	102.5	86.4	65.8	0.35

2016 (1)
First	$117.2	$99.0	$99.0	$55.3	$52.2	$0.36
Second	112.9	98.6	98.6	63.8	58.8	0.35
Third	107.7	84.4	84.4	56.3	49.1	0.28
Fourth	115.1	95.5	95.5	69.5	59.8	0.34
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

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
Management of the Partnership assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For purposes of this disclosure, we refer to Royal Dutch Shell plc and its subsidiaries other than us, our subsidiaries, the General Partner and Shell Midstream LP Holdings LLC as the “RDS Group”. When not specifically identified, references to actions taken by the RDS Group mean actions taken by the applicable RDS Group company. None of the payments disclosed below were made in U.S. dollars, nor are any of the balances disclosed below held in U.S. dollars; however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions.
At December 31, 2017, the RDS Group had a receivable of $10.5 million outstanding with the National Iranian Oil Company (“NIOC”) associated with its previous upstream activities conducted prior to the imposition of European Union sanctions.
In 2017, the RDS Group agreed to extend the term of a memorandum of understanding and a separate confidentiality agreement, each originally signed in 2016, with NIOC to cover a joint review of a number of oil and gas opportunities. In April 2017, the RDS Group entered into a confidentiality and restricted use agreement with the National Petrochemical Company (“NPC”) regarding a potential midstream opportunity in Iran, and in August 2017, the RDS Group entered into a technology license agreement with Petrochemical Industries Design and Engineering Company (“PIDEC”) to provide license and engineering services to Abadan Oil Refinery Company (“AORC”) in relation to Cansolv Sulphur dioxide (“SO2”) scrubbing technology, as well as a separate end user license agreement with AORC for a continuing license for the Cansolv SO2 technology once PIDEC’s work at Abadan has been completed. In addition, a separate agreement was signed at the same time between the RDS Group, the RDS Group’s Iran branch of Shell Development B.V. (“SDI”) and PIDEC, for the arrangement of payments due under the signed license and engineering agreement to be made to SDI in Iran. There have been no gross revenues or net profits associated with these agreements.
In December 2016, the RDS Group entered into a technology license agreement with Hamedan Ib Sina Petrochemical Company for a Shell ethylene process, and during 2017 this generated gross revenue of $6.3 million and a net profit of $0.2 million. Hamedan Ib Sina Petrochemical Company payments were made into the RDS Group’s account with Karafarin Bank.
In 2017, the RDS Group received gross revenues of $236,602 into its account at Karafarin Bank from Bank Mellat in relation to advisory services provided to Marun Petrochemical Company pursuant to an advisory agreement entered into in June 2017. No net profit was associated with these services in 2017.
In 2017, two oil cargoes, which the RDS Group purchased from NIOC in December 2016, were subsequently sold to an RDS refinery, resulting in gross revenues of $212 million and net profits of $7.5 million. Freight and ancillary services pertaining to these cargoes amounting to approximately $11 million and $3 million have not been settled with NIOC and National Iranian Tanker Company, respectively. The RDS Group intends to continue to consider business opportunities with NIOC, including the purchase and trading of oil; however, no opportunities are currently being contemplated.
In 2017, the RDS Group paid $13 for a 2013 corporate income tax claim, $84 in stamp duty in relation to a 2008/2009 value-added tax claim and $818 for a 2013 value-added tax claim to the Iranian Ministry of Finance, through the RDS Group’s Iranian accountant Bayat Rayan. There was no gross revenue or net profit associated with these transactions.
In 2017, the RDS Group paid $7,579 to the Iranian Civil Aviation Authority for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.
In 2017, RDS Group employees met with Iranian officials in Iran. In relation to these travelling RDS Group employees, $21,411 was paid to Iranian authorities for visas, airport services and exit fees, $187 was paid to Bimeh Insurance Company for travel insurance, $5,637 was paid to Iranian airlines for flight tickets, and $298 was paid to Iranian hotels. The RDS Group also discovered $224 in travel visa costs in relation to 2016 that were not previously disclosed. The RDS Group also paid $127 to the Iranian embassy in the Netherlands to ratify documents. In addition, the RDS Group paid $28,099 in conference registration fees for conferences in Iran attended by RDS Group employees. The conferences attended were the Petroleum Conference - Iran 2017; the Iran Renewable Energy Commercial Conference; the Iranian Petroleum and Energy Club Congress and Exhibition; and the Iran Petrochemical Forum. There was no gross revenue or net profit associated with these transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

In 2017, an RDS Group company provided downstream retail services to the Iranian Embassy in Argentina. This transaction generated gross revenue of $441 and an estimated net profit of $63. The RDS Group has no contractual agreement with this embassy.
The RDS Group maintains accounts with Bank Karafarin where its cash deposits (balance of $8.4 million at December 31, 2017) generated non-taxable interest income of $0.4 million in 2017, and the RDS Group paid $450 in bank charges in 2017. The RDS Group made a $1,164 trial bank transfer from its Karafarin Bank account to Syndicate Bank, India. The RDS Group has made payments amounting to $1.2 million through its account in Karafarin Bank to a variety of non-sanctioned suppliers.

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
Directors and Executive Officers of Shell Midstream Partners GP LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the directors and executive officers of our general partner as of February 27, 2018.

Name	Age	Position with Shell Midstream Partners GP LLC
Curtis R. Frasier	62	Director, Chairman of the Board of Directors
John H. Hollowell (1)	60	Director, Chief Executive Officer and President
Kevin M. Nichols (1)(2)	50	Vice President, Commercial
Shawn J. Carsten	51	Director, Vice President and Chief Financial Officer
Lori M. Muratta	52	Vice President, General Counsel and Secretary
Alton G. Smith	57	Vice President, Operations
James J. Bender	61	Director
Carlos A. Fierro	56	Director
Paul R. A. Goodfellow	52	Director
Rob L. Jones	59	Director
Margaret C. Montana	62	Director
Marcel Teunissen (3)	44	Director
(1) John H. Hollowell resigned as Director, Chief Executive Officer and President effective March 31, 2018 and will be replaced by Kevin M. Nichols effective April 1, 2018.
(2) Kevin M. Nichols was elected as Director, Chief Executive Officer and President effective April 1, 2018. Mr. Nichols currently serves as Vice President, Commercial.
(3) Marcel Teunissen was elected as a Director effective February 1, 2018.

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
John H. Hollowell. Mr. Hollowell, age 60, is a 38-year Shell executive with deep commercial and operations experience, as well as significant experience in Shell’s Supply and Distribution businesses. He announced his intent to retire and has resigned from the role of President and CEO effective March 31, 2018. Prior to his current role, Mr. Hollowell served as Executive Vice President, Deepwater from 2009-2015, and was responsible for Shell’s deep water ventures in the Gulf of Mexico and Brazil, as well as governance of additional South American joint ventures. Prior to that, Mr. Hollowell served as Vice President, Production for Exploration and Production in Europe from 2006-2009, where he was responsible for all Shell’s operated assets in the UK, Holland and Norway. Before that, from 2005-2006 Mr. Hollowell was Vice President, Distribution for Shell Downstream Inc., responsible for petroleum product terminal/depot operations and secondary distribution operations globally. Prior to that role, he worked in Shell’s downstream business in a series of roles, first joining in 1998 as the General Manager, Gulf of Mexico for Shell Pipeline Co. LP, then assuming the role of General Manager, Commercial in 2003, and being named Director of Shell Oil Products US, Distribution, and President of Shell Pipeline Company LP in January 2004. Prior to his work in Shell’s downstream business, he spent 1980-1998 in the group’s upstream business, during that period holding several assignments of increasing responsibility in engineering and operations. Mr. Hollowell holds a bachelor’s degree in Chemical Engineering from Texas A&M University.
Kevin M. Nichols. Kevin Nichols was named President and Chief Executive Officer of our general partner and elected as a member of our Board effective April 1, 2018. He became Vice President, Commercial of our general partner on October 29, 2014, and has resigned from that role effective March 31, 2018. Since June 2012, Mr. Nichols has served as Vice President and General Manager, Business Development for SPLC. Mr. Nichols devotes the majority of his time to his roles at SPLC and also spends time, as needed, devoted to our business and affairs. Mr. Nichols is currently responsible for commercial activities that include business development, oil movements, tariffs, joint venture governance, and portfolio activity. Since joining Shell in 1992, Mr. Nichols has held numerous roles of increasing responsibility in Shell, managing regions of Shell’s Retail business and from 2008 to 2012 worked in Shell’s Downstream Strategy group in London where he set strategy for market entries and growth in Asia. Mr. Nichols earned a Bachelor of Science in Management from San Diego State University and an MBA from Rice University. We believe that Mr. Nichols' extensive experience in the energy industry, particularly his experience in the pipeline sector, makes him well qualified to serve as an executive officer and a member of the Board.

Shawn J. Carsten. Shawn Carsten became Chief Financial Officer and Vice President of our General Partner on March 1, 2017. He is a 29-year Shell executive with deep financial and operational management experience, as well as significant experience in Shell’s Upstream, Downstream and Retail businesses. Prior to his current role, Mr. Carsten served as the Downstream Controller - Americas of Equilon Enterprises LLC d/b/a Shell Oil Products US, where he was responsible for the financial results and control framework for Shell’s Downstream companies in North and South America, as well as finance operations personnel in the Americas and in Asia. Prior to his role as Controller, Mr. Carsten spent 2013 serving as the Finance Shareholding Representative for Motiva, a multi-billion dollar joint venture, where he was responsible for assessing value proposals and investment opportunities. From 2011 through 2012, Mr. Carsten served as the Finance Manager for Supply and Distribution, supporting North and South America with operational management and functional leadership for capital project development, commercial development and business performance; having served in various related capacities since 2008. Mr. Carsten holds a bachelor’s degree in Finance from the University of Colorado and a MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Carsten’s extensive experience across a wide range of energy segments, particularly his experience in financial management of domestic supply and distribution, makes him well qualified to serve as a director.

Lori M. Muratta. Lori Muratta became Vice President, General Counsel and Secretary of our general partner in 2014. In 2017, she was named Managing Counsel, Midstream & Commercial for Shell, a role she fills in addition to her role with our general partner. Ms. Muratta devotes the majority of her time to our business and affairs and also spends time devoted to the business and affairs of Shell. Prior to her current roles, from 2000 Ms. Muratta served as Senior Counsel for Shell Oil Company, where she advised the company in mergers, acquisitions, divestments, joint ventures and financings in the upstream, midstream and downstream businesses. She also provided corporate law support to the Shell’s U.S. subsidiaries and affiliates. Before her time at Shell, Ms. Muratta was Attorney and Manager of Communications at Solvay America, Inc. and worked as an associate at Mayor, Day, Caldwell & Keeton LLP and O’Melveny & Myers LLP. Ms. Muratta received a Bachelor of Science in Foreign Service, cum laude, from Georgetown University and a Juris Doctor, cum laude, from Harvard Law School.
Alton (Greg) G. Smith. Mr. Smith became Vice President, Operations of our general partner on October 29, 2014. Mr. Smith devotes the majority of his time to his roles at SPLC and also spends time, as needed, devoted to our business and affairs. Mr. Smith was appointed President, SPLC in November 2010. In January 2011, Mr. Smith also assumed the role of General Manager, Gulf of Mexico Operations. Prior to this appointment he served as the Gulf of Mexico Regional Operations Manager for SPLC, a role in which he had day-to-day operations accountability for Shell’s then 3,500 miles of crude oil, chemical and product pipelines located offshore Gulf of Mexico and along the Texas/Louisiana Gulf Coast. Mr. Smith started his career with SPLC in 1983 and has held a number of assignments of increasing responsibility within Shell, primarily in engineering and operations. These roles include Manager of GOM Business Development, Control Center Manager, and Manager of Distribution Operations Support and Engineering. He has served as the Chairman of the API Pipeline Committee and on the API Cybernetics Committee and the Performance Excellence Committee. Mr. Smith earned a Bachelor of Science in Electrical Engineering from The Ohio State University.
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
Paul R. A. Goodfellow. Paul Goodfellow became a member of the board of directors of our general partner on October 29, 2014. Since April 2017, Dr. Goodfellow has served as Executive Vice President, Wells for Shell International. Prior to this, Dr. Goodfellow has served as Vice President, United Kingdom and Ireland for Upstream International from February 2015, and as the Vice President Unconventionals US and Canada for Shell Upstream Americas from January 2013. Prior to this role, Dr. Goodfellow moved into the role of Vice President Development, Onshore in September 2009 for Shell Upstream Americas responsible for field development planning, technical and technology functions. In July 2008, Dr. Goodfellow was named Venture Manager for North America Onshore. Since 2007, he has also served on the board of directors of Shell’s Bully deepwater drillship joint venture. In August 2003, he took up the role of Wells Manager for the Americas Region and in 2000, Dr. Goodfellow was assigned to Shell Exploration & Production Company as the Operations Manager for Deepwater Drilling and Completions. He has worked in a variety of wells related roles throughout the Shell Group. Dr. Goodfellow worked in the mining industry in South Africa and Finland prior to joining Shell in Holland in 1991. Dr. Goodfellow is a Chartered Engineer and a member of the Institute of Mining and Metallurgy and SPE. Dr. Goodfellow earned a Bachelor of Engineering in Mining Engineering and a Ph.D. in Rock Mechanics from The Camborne School of Mines in the United Kingdom. We believe that Dr. Goodfellow’s extensive experience in the energy industry makes him well qualified to serve as a member of the board of directors of our general partner.
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
Margaret (Peggy) C. Montana. Peggy Montana retired as Chief Executive Officer and President in June 2015 and remains a member of the board of directors of our general partner. Employed at Shell from 1977 until 2015, Ms. Montana served in various capacities in the downstream and midstream sector during her career. Ms. Montana became Executive Vice President, US Pipelines & Special Projects - Americas in Shell Downstream Inc. in January 2014. Ms. Montana served as Executive Vice President, Supply & Distribution, from 2009 to 2014, where she was responsible for hydrocarbon supply to Shell’s downstream worldwide fuels manufacturing and marketing businesses. Prior to 2009, Ms. Montana served in the U.S. from 2004 as Vice President, Supply, and then Vice President, Global Distribution, where she led Shell’s fuels global terminal and distribution operations. In these various roles, Ms. Montana has led Shell’s U.S. pipeline business since 2006. Ms. Montana currently is a member of the board of directors of KMG, a producer of specialty chemicals and performance materials that is listed on the New York Stock Exchange; Contanda, a private terminal company; the board of trustees of Missouri University of Science & Technology and the Houston YMCA. Past affiliations include API Downstream Committee and the National Petroleum Council. Ms. Montana holds a bachelor of science in Chemical Engineering from the University of Missouri, Rolla. We believe that Ms. Montana’s extensive experience in the energy industry, particularly her experience in supply and distribution and in the pipeline sector, makes her well qualified to serve as a member of the board of directors of our general partner.

Marcel Teunissen. Marcel Teunissen became a member of the board of directors of our general partner on February 1, 2018. Mr. Teunissen has been with Shell for 21 years in senior finance and commercial positions, in Shell’s Upstream and

Downstream businesses and in its corporate head office. Currently, Mr. Teunissen is Vice President Finance, Integrated Gas Ventures, based in Houston, Texas. In this role he is responsible for finance management of a global portfolio of Upstream gas and LNG assets. Prior to this role, Mr. Teunissen was Vice President Finance, Heavy Oil, based in Calgary, Canada, responsible for the financial results of the 250kbd oil sands joint venture, which Shell divested in 2017. From 2012-2015, Mr.Teunissen was Vice President Financial Planning & Appraisal at Shell’s head office in The Hague, Netherlands, supporting the Group’s executive committee and Board of Directors on business planning. In the 10 years before that, Mr. Teunissen was based in Singapore and involved in mergers and acquisitions as regional supply & trading finance manager and refinery finance manager. In the early part of his career, he had the opportunity to gain experience as country Finance Manager for some of Shell's smaller businesses in the Caribbean and South America. Mr. Teunissen holds a Master’s degree in Business Economics from Erasmus University in Rotterdam, The Netherlands. We believe Mr. Teunissen's extensive global experience in financial and commercial management makes him will qualified to serve as a member of the board of directors of our general partner.
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
Our audit committee has reviewed and discussed the audited financial statements with management. It has also discussed with the independent auditors the matters required by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees. Our audit committee has received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. The audit committee recommended to the board of directors that the audited financial statements as of and for the year ended December 31, 2017 be included in this report.
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
Governance Guidelines
We have adopted governance guidelines to assist the board of directors of our general partner in the exercise of its responsibilities. Our corporate governance guidelines provide that the non-management directors will meet periodically in executive sessions without management participation. At least annually, all of the independent directors of our general partner meet in executive sessions without management participation or participation by non-independent directors. Currently, Mr. Frasier, the chairman of the board of directors, presides at the executive sessions of the non-management directors and Mr. Jones, the chairman of the audit committee, presides at the executive sessions of the independent directors.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during 2017, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis, except that within the required ten days after becoming an officer, the Partnership did not timely file one Form 3 report for Elaine McCown, Controller. Ms. McCown does not own, directly or indirectly, any securities of the Partnership.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. Our general partner does not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Shell.  We and our general partner have entered into the Omnibus Agreement with SPLC pursuant to which, among other matters:

•	SPLC makes available to our general partner the services of Shell employees who will serve as the executive officers of our general partner; and

•	We pay SPLC an annual administrative fee, currently $8.5 million, to cover, among other things, the services provided to us by the executive officers of our general partner.

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
Responsibility and authority for compensation-related decisions for executive officers of our general partner reside with Shell’s human resources function and the RDS Management Development Committee, as applicable. Other than compensation under our long-term incentive plan, which requires action by the board of directors of our general partner, any such compensation decisions are not subject to any approvals by the board of directors of our general partner or any committees thereof.  Our “Named Executive Officers” (NEOs) consist of our general partner’s principal executive officer, principal financial officer, former principal financial officer and the three the most highly compensated executive officers other than its principal executive officer and principal financial officer as of December 31, 2017, being:

•	John H. Hollowell, President and Chief Executive Officer

•	Shawn J. Carsten, Vice President and Chief Financial Officer

•	Susan M. Ward, former Vice President and Chief Financial Officer

•	Lori M. Muratta, Vice President, General Counsel and Secretary

•	Kevin M. Nichols, Vice President, Commercial

•	Alton G. Smith, Vice President, Operations
Each of Mr. Hollowell, Mr. Carsten, Ms. Ward, Ms. Muratta, Mr. Nichols, and Mr. Smith devotes (or devoted) a significant portion of his or her time to his or her roles in Shell and spends time, as needed, directly managing our business and affairs. Pursuant to the terms of the Omnibus Agreement, we pay a fixed administrative fee to SPLC, which covers, among other things, the services provided to us by our NEOs. None of Mr. Hollowell, Mr. Carsten, Ms. Ward, Ms. Muratta, Mr. Nichols, or Mr. Smith receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we paid SPLC, we did not otherwise pay or reimburse any compensation amounts to or for them.
Summary Compensation Table
The following summarizes the total compensation paid to our NEOs for their services in relation to our business in 2017, 2016 and 2015:

Name and Principal Position (1)	Year	Salary	Bonus	Unit Awards	Option Awards	Non-Equity Incentive Compensation Plan	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John H. Hollowell, President and Chief Executive Officer (2)	2017 2016 2015	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Shawn J. Carsten, Vice President and Chief Financial Officer(3)	2017 2016 2015	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Susan M. Ward, Former Vice President and Chief Financial Officer(4)	2017 2016 2015	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Lori M. Muratta, Vice President, General Counsel and Secretary	2017 2016 2015	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Kevin M. Nichols, Vice President, Commercial	2017 2016 2015	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Alton G. Smith, Vice President, Operations	2017 2016 2015	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —

(1)
Mr. Hollowell, Mr. Carsten, Ms. Ward, Ms. Muratta, Mr. Nichols and Mr. Smith devoted a significant portion of their overall working time to our business. Except for the fixed management fee we paid to SPLC under the Omnibus Agreement, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2017, 2016 or 2015.

(2)	Mr. Hollowell became our Chief Executive Officer effective July 1, 2015 and will retire effective April 1, 2018.

(3)	Mr. Carsten became our Chief Financial Officer effective April 17, 2017.

(4)	Ms. Ward resigned as our Chief Financial Officer effective April 17, 2017.

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
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the PSP. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2017, 2016 and 2015 were immaterial.
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
Non-Employee Director Compensation Table
The following summarizes the compensation for our non-employee directors for 2017.

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
James J. Bender	216,000	—	—	—	—	—	—	216,000
Carlos A. Fierro	193,000	—	—	—	—	—	—	193,000
Curtis R. Frasier	164,000	—	—	—	—	—	—	164,000
Rob L. Jones	215,000	—	—	—	—	—	—	215,000
Margaret C. Montana	164,000	—	—	—	—	—	—	164,000

Pay Ratio Disclosure

We do not have any employees. The officers and all other personnel necessary for our business are employed and compensated by Shell, subject to the administrative services fee in accordance with the terms of the Omnibus Agreement and our operating agreements. Therefore we are unable to provide an estimate of the relationship of the median of the annual total compensation of our employees and the annual total compensation of our chief executive officer.

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
Shawn J. Carsten
Carlos A. Fierro
Paul R. A. Goodfellow
John H. Hollowell
Rob L. Jones
Margaret C. Montana
Marcel Teunissen

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Shell Midstream Partners, L.P. held by beneficial owners of 5% or more of the common units, by each director, director nominee and named executive officer of our general partner and by the directors, director nominee and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 223,811,781 common units outstanding as of February 27, 2018.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Shell Pipeline Company LP (2)	99,979,548	44.7%
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300, Leawood, Kansas 66211 (3)	19,720,962	8.8%
Susan Ward	25,000	—%
James J. Bender	25,000	—%
Rob L. Jones	15,000	—%
Margaret C. Montana	13,335	—%
Kevin M. Nichols	8,500	—%
Alton G. Smith	5,000	—%
Carlos A. Fierro	3,000	—%
Lori M. Muratta	2,960	—%
Shawn Carsten	—	—%
Curtis R. Frasier	—	—%
John H. Hollowell	—	—%
Paul R. A. Goodfellow	—	—%
Marcel Teunissen	—	—%
Directors and executive officers as a group (13 persons)	97,795	—%

(1)	The address for all beneficial owners in this table, except as noted in the table, is 150 N. Dairy Ashford, Houston, Texas 77079.

(2)
Shell Pipeline Company LP owns Shell Midstream LP Holdings LLC, which owns the common units presented above, and Shell Midstream Partners GP LLC, which owns all of our general partner units. Shell Pipeline Company LP may be deemed to beneficially own the units held by Shell Midstream Holdings LLC and Shell Midstream Partners GP LLC.

(3)
Based solely on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. on February 13, 2018. Tortoise Capital Advisors, L.L.C. has sole voting power over 1,517,647 common units, shared voting power over 15,870,837 common units, sole dispositive power over 1,517,647 common units and shared dispositive power over 18,203,315 common units.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about all existing equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1) )

Equity compensation plans approved by security holders (1)	—	—	6,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,000,000
(1) The amounts shown represents common units available under the LTIP as of December 31, 2017. No awards have been made under the LTIP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of February 27, 2018, the general partner and its affiliates owned 99,979,548 common units, representing a 43.8% limited partner interest in us, and all of our incentive distribution rights. In addition, our general partner owned 4,567,588 general partner units representing a 2% general partner interest in us.  See Part III, Item 10. Directors, Executive Officers and Corporate Governance – Management of Shell Midstream Partners, L.P. in this report for additional information regarding director independence.
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
Operational Stage

Distributions of available cash to our general partner and its affiliates
We generally make cash distributions of 98% to the common unitholders pro rata, including SPLC, as holder of an aggregate of 88,950,136 common units (46.4% of all units outstanding) and 2% to our general partner, assuming it makes all capital contributions necessary to maintain its 2% general partner interest in us. In addition, if cash distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner entitle our general partner to increasing percentages of the cash distributions, up to 48.0% of the cash distributions above the highest target distribution level.

Payments to our general partner and its affiliates
Pursuant to our partnership agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the Omnibus Agreement, we pay an annual fee, currently $8.5 million, to SPLC for general and administrative services. In addition, we reimburse our general partner and SPLC, as applicable, pursuant to our management agreement and operational and administrative management agreements for each of Pecten, Sand Dollar and Triton West.

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
Omnibus Agreement
In connection with the IPO we entered into an Omnibus Agreement with SPLC and our general partner that addressed the following matters:

•	our payment of an annual administrative fee, currently $8.5 million, for the provision of certain services by SPLC;

•	our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf;

•
SPLC’s obligation to indemnify us for certain environmental and other liabilities, and our obligation to indemnify SPLC for certain environmental and other liabilities related to our assets to the extent SPLC is not required to indemnify us; and

•	the granting of a license from Shell to us with respect to use of certain Shell trademarks and trade names.
The environmental indemnification obligation expired on November 3, 2017.
So long as SPLC controls our general partner, the Omnibus Agreement will remain in full force and effect. If SPLC ceases to control our general partner, either party may terminate the Omnibus Agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. Payment in the amount of $8.5 million was made in each of the following years, 2017, 2016 and 2015 under the Omnibus Agreement.
Operating Agreements
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

In connection with the May 2017 Acquisition, on May 10, 2017, SPLC entered into an Operating and Administrative Management Agreement with Sand Dollar. Sand Dollar is allocated and required to reimburse SPLC for certain costs in connection with the services provided pursuant to the agreement. Also pursuant to the agreement, SPLC and Sand Dollar agree to standard indemnifications as operator and asset owner, respectively.

On December 1, 2017, our general partner, SPLC and Triton West entered into an Operating and Administrative Management Agreement. Our general partner provides certain operational and support services pursuant to the agreement. The necessary personnel are employed by SPLC and are assigned to our general partner. Triton West is allocated certain costs by the general partner in connection with the services provided pursuant to the agreement. Our general partner reimburses SPLC for certain costs related to the assigned personnel. Our general partner, SPLC and Triton West each provide standard indemnifications as operator, employer and asset owner, respectively.

In connection with the December 2017 Acquisition, we were assigned an operating agreement for Odyssey, whereby SPLC performs physical operations and maintenance services and provides general and administrative services for Odyssey. Odyssey is required to reimburse SPLC for costs and expenses incurred in connection with such services. Also pursuant to the agreement, SPLC and Odyssey agree to standard indemnifications as operator and asset owner, respectively.

For amounts paid under these agreements, see Note 4 - Related Party Transactions in Item 8. Financial Statements and Supplementary Data.

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
Voting Agreements
Pursuant to a voting agreement between SPLC and us, we have voting power over the ownership interests retained by SPLC in Zydeco. Pursuant to the voting agreement, SPLC is prohibited from transferring its ownership interest in Zydeco unless the transferee agrees to be bound by the applicable voting agreement.

Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries, and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017.

Other Agreements
Under the pipeline operating agreements, SPLC or Shell provides operational and management services for which we, our subsidiaries or investments reimburse SPLC or Shell, as applicable, for certain direct expenses incurred in connection with providing services under such agreements. In addition, Zydeco entered into a management agreement with SPLC under which Zydeco pays SPLC an annual management fee for general and administrative services. Payment in the amounts of $8.1 million, $7.7 million and $7.4 million, respectively, were made in 2017, 2016 and 2015 under this agreement.
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
Mars entered into an Interim Lease Reimbursement Agreement with Shell Offshore Inc. and BP Exploration and Production, Inc (the “Producers”) effective November 1, 2016, whereby Mars is reimbursed via surcharge applied to the Producers on all Mars platform delivered barrels for charges associated with the Mars Ancillary Cavern Services Agreement described below. The primary term of this agreement was November 1, 2016 through August 31, 2017, with an option to extend, however given operational changes, the Producers no longer required the use of a second cavern and the option to extend was not pursued.
Mars and LOOP LLC entered into an Ancillary Cavern Services Agreement effective November 1, 2016, whereby Mars would lease the use of the 2nd cavern at Clovelly Hub to facilitate Mars crude petroleum quality management, ratable receipts and deliveries and flow assurance. The primary term of the agreement was November 1, 2016 through August 31, 2017, with an option to extend, however given operational changes, the Producers no longer required the use of a second cavern and the option to extend was not pursued. Mars paid LOOP LLC $1.2 million per month, plus any applicable water handling fees for the primary term.
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services performed by our independent registered public accounting firm, Ernst & Young LLP, for 2017 and 2016.

(in millions of dollars)	2017	2016
Fees
Audit fees (1)	$2.4	$1.9
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2.4	$1.9

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
2. Financial Statement Schedules
The following financial statement schedule is included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company LLC	Financial Statements as of and for the three years ended December 31, 2017 (audited)
All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
3. Exhibits
The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

SHELL MIDSTREAM PARTNERS, L.P.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	06/18/2014	333-196850
3.2	First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P. , dated as of November 3, 2014	8-K	3.1	11/03/2014	001-36710
3.3	Amended and Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	06/18/2014	333-196850
3.4	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC, dated as of November 3, 2014	8-K	3.2	11/03/2014	001-36710
10.2	Omnibus Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC, Shell Midstream Operating LLC and, solely for the purposes of Articles 4 and 5, Shell Oil Company	8-K	10.2	11/03/2014	001-36710
10.3#	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/03/2014	001-36710
10.4	Zydeco Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.5	11/03/2014	001-36710
10.5	Shell Midstream Partners Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	02/26/2016	001-36710
10.6	Contribution Agreement, dated as of May 17, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/17/2016	001-36710
10.7	Share Sale and Purchase Agreement, dated as of July 25, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	07/29/2016	001-36710
10.8	Purchase and Sale Agreement, dated as of September 27, 2016, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	09/28/2016	001-36710
10.9	Shell Midstream Partners Second Amended and Restated Credit Facility Agreement, dated as of September 27, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	09/28/2016	001-36710
10.10	Shell Midstream Partners Loan Facility Agreement, dated as of February 27, 2017, between Shell Midstream Partners, L.P. and Shell Treasury Center (West) Inc.	8-K	10.1	02/27/2017	001-36710
10.11	Purchase and Sale Agreement dated as of May 4, 2017, by and among Shell Pipeline Company LP, Shell GOM Pipeline Company LLC, Shell Chemical LP, Shell Midstream Partners, L.P., Shell Midstream Operating LLC, Pecten Midstream LLC and Sand Dollar Pipeline LLC	8-K	10.1	05/05/2017	001-36710
10.12	Membership Interest Purchase Agreement, effective as of October 16, 2017, by and among Shell Midstream Operating LLC and CPB Member LLC	8-K	10.1	10/20/2017	001-36710
10.13	Purchase and Sale Agreement dated as of November 22, 2017, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	11/28/2017	001-36710
10.14	Shell Midstream Partners Revolving Credit Facility Agreement, dated as of December 1, 2017, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as Lender	8-K	10.1	12/05/2017	001-36710
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of RSM US LLP
23.3*	Consent of Deloitte & Touche LLP
23.4*	Consent of Ernst & Young LLP
23.5*	Consent of Ernst & Young LLP
23.6*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Financial Statements of Mars Oil Pipeline Company LLC for the two years ended December 31, 2017 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
99.2*	Financial Statements of Mars Oil Pipeline Company LLC for the year ended December 31, 2015 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase

*	Filed herewith.

**	Furnished herewith.

#	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELL MIDSTREAM PARTNERS, L.P.

By: Shell Midstream Partners GP LLC, its general partner

February 27, 2018	/s/ Shawn J. Carsten
Shawn J. Carsten Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 27, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ John H. Hollowell	Director, President and Chief Executive Officer Shell Midstream Partners GP LLC (principal executive officer)
John H. Hollowell

/s Shawn J. Carsten	Director, Vice President and Chief Financial Officer Shell Midstream Partners GP LLC (principal accounting officer and principal financial officer)
Shawn J. Carsten

/s/ Curtis R. Frasier	Chairman of the Board of Directors Shell Midstream Partners GP LLC
Curtis R. Frasier

/s/ Paul R.A. Goodfellow	Director Shell Midstream Partners GP LLC
Paul R.A. Goodfellow

/s/ Rob L. Jones	Director Shell Midstream Partners GP LLC
Rob L. Jones

/s/ James J. Bender	Director Shell Midstream Partners GP LLC
James J. Bender

/s/ Carlos A. Fierro	Director Shell Midstream Partners GP LLC
Carlos A. Fierro

/s/ Margaret C. Montana	Director Shell Midstream Partners GP LLC
Margaret C. Montana
/s/ Marcel Teunissen	Director Shell Midstream Partners GP LLC
Marcel Teunissen