Form 10-Q
period 2018-03-31
Shell Midstream Partners, L.P.
filed 2018-05-03
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

The registrant had 223,811,781 common units outstanding as of May 3, 2018.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$184.7	$137.7
Accounts receivable – third parties, net	8.0	17.2
Accounts receivable – related parties	23.3	23.8
Allowance oil	12.8	12.4
Prepaid expenses	8.8	12.5
Total current assets	237.6	203.6
Equity method investments	345.5	362.6
Property, plant and equipment, net	739.9	736.5
Cost investments	62.1	62.1
Other assets – related parties	2.6	1.7
Total assets	$1,387.7	$1,366.5
LIABILITIES
Current liabilities
Accounts payable – third parties	$11.1	$4.0
Accounts payable – related parties	9.7	11.6
Deferred revenue – third parties	4.3	5.5
Deferred revenue – related party	8.5	13.9
Accrued liabilities – third parties	33.3	12.7
Accrued liabilities – related parties	5.9	7.2
Total current liabilities	72.8	54.9
Noncurrent liabilities
Debt payable – related party	871.3	1,844.0
Lease liability	24.1	24.3
Asset retirement obligations	6.6	6.6
Other unearned income	2.6	2.6
Total noncurrent liabilities	904.6	1,877.5
Total liabilities	977.4	1,932.4
Commitments and Contingencies (Note 12)
EQUITY
Common unitholders – public (123,832,233 and 98,832,233 units issued and outstanding as of March 31, 2018 and December 31, 2017)	3,433.4	2,773.5
Common unitholder – SPLC (99,979,548 and 88,950,136 units issued and outstanding as of March 31, 2018 and December 31, 2017)	(219.7)	(507.2)
General partner – SPLC (4,567,588 and 3,832,293 units issued and outstanding as of March 31, 2018 and December 31, 2017)	(2,825.9)	(2,855.5)
Total partners' capital	387.8	(589.2)
Noncontrolling interest	22.5	23.3
Total equity (deficit)	410.3	(565.9)
Total liabilities and equity (deficit)	$1,387.7	$1,366.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017 (1)
	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$34.6	$59.2
Transportation, terminaling and storage services – related parties	43.3	44.4
Product revenue – related parties	7.9	—
Lease revenue – related parties	13.8	5.5
Total revenue	99.6	109.1
Costs and expenses
Operations and maintenance – third parties	43.1	19.0
Operations and maintenance – related parties	13.4	13.7
Cost of product sold – related parties	6.5	—
General and administrative – third parties	1.9	2.0
General and administrative – related parties	12.9	12.1
Depreciation, amortization and accretion	11.4	11.3
Property and other taxes	5.5	4.9
Total costs and expenses	94.7	63.0
Operating income	4.9	46.1
Income from equity method investments	40.2	46.7
Dividend income from cost investments	24.9	10.1
Other income	5.4	—
Investment, dividend and other income	70.5	56.8
Interest expense, net	10.6	4.8
Income before income taxes	64.8	98.1
Income tax expense	—	—
Net income	64.8	98.1
Less: Net income attributable to Parent	—	22.5
Less: Net income attributable to noncontrolling interests	0.8	4.8
Net income attributable to the Partnership	$64.0	$70.8
General partner's interest in net income attributable to the Partnership	$27.0	$12.1
Limited Partners' interest in net income attributable to the Partnership	$37.0	$58.7

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.18	$0.33

Distributions per Limited Partner Unit	$0.348	$0.291

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units – public	113.8	88.4
Common units – SPLC	95.6	88.9
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017 (1)
	(in millions of dollars)
Cash flows from operating activities
Net income	$64.8	$98.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	11.4	11.3
Non-cash interest expense	0.2	—
Undistributed equity earnings	(0.9)	(2.9)
Changes in operating assets and liabilities
Accounts receivable	13.0	0.5
Allowance oil	(0.4)	2.0
Prepaid expenses and other assets	2.8	(0.3)
Accounts payable	5.1	(2.9)
Deferred revenue and other unearned income	(2.0)	8.5
Accrued liabilities	15.0	1.8
Net cash provided by operating activities	109.0	116.1
Cash flows from investing activities
Capital expenditures	(9.4)	(10.5)
Purchase price adjustment	—	0.4
Return of investment	11.1	6.8
Net cash provided by (used in) investing activities	1.7	(3.3)
Cash flows from financing activities
Net proceeds from equity offerings	973.3	—
Contributions from general partner	20.0	—
Repayment of credit facilities	(972.9)	—
Distributions to noncontrolling interests	(1.9)	(5.7)
Distributions to unitholders and general partner	(83.1)	(58.6)
Net distributions to Parent	—	(17.5)
Other contributions from Parent	1.1	2.8
Capital lease payments	(0.2)	(0.2)
Credit facility issuance costs	—	(0.7)
Net cash used in financing activities	(63.7)	(79.9)
Net increase in cash and cash equivalents	47.0	32.9
Cash and cash equivalents at beginning of the period	137.7	122.1
Cash and cash equivalents at end of the period	$184.7	$155.0
Supplemental cash flow information
Non-cash investing and financing transactions
Change in accrued capital expenditures	$4.3	$4.7
Other non-cash contributions from Parent	4.4	3.8
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Noncontrolling Interests	Total
Balance as of December 31, 2017	$2,773.5	$(507.2)	$(2,855.5)	$23.3	$(565.9)
Impact of change in accounting policy (Note 2)	(1.4)	1.0	(2.2)	0.3	(2.3)
Net income	20.9	16.1	27.0	0.8	64.8
Net proceeds from equity offerings	673.3	300.0	—	—	973.3
Contributions from general partner	—	—	20.0	—	20.0
Other contributions from Parent	—	—	5.4	—	5.4
Distributions to unitholders and general partner	(32.9)	(29.6)	(20.6)	—	(83.1)
Distribution to noncontrolling interests	—	—	—	(1.9)	(1.9)
Balance as of March 31, 2018	$3,433.4	$(219.7)	$(2,825.9)	$22.5	$410.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the three months ended March 31, 2017 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions).

1. Description of Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX”.

Description of Business

We are a fee-based, growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of March 31, 2018, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

The following table reflects our ownership, and Shell’s retained ownership as of March 31, 2018:

	SHLX Ownership	Shell’s Retained Ownership

Pecten Midstream LLC (“Pecten”)	100.0%	—%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%	—%
Triton West LLC (“Triton”)	100.0%	—%
Zydeco Pipeline Company LLC (“Zydeco”)	92.5%	7.5%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%	—%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%	—%
Bengal Pipeline Company LLC (“Bengal”)	50.0%	—%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%	—%
LOCAP LLC (“LOCAP”)	41.48%	—%
Poseidon Oil Pipeline Company LLC (“Poseidon”)	36.0%	—%
Explorer Pipeline Company (“Explorer”)	12.62%	25.97%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%	—%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%	—%
Colonial Pipeline Company (“Colonial”)	6.0%	10.12%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%	—%

We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and cost method investments. Our operations consist of one reportable segment.

Basis of Presentation

Our unaudited condensed consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 include all adjustments we believe are necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our 2017 Annual Report.

Our consolidated subsidiaries include Pecten, Sand Dollar, Triton, Zydeco, Odyssey and the Operating Company. Asset acquisitions of additional interests in previously consolidated subsidiaries and interests in cost and equity method investments are included in the financial statements prospectively from the effective date of each acquisition. In cases where these types of acquisitions are considered acquisitions of businesses under common control, the financial statements are retrospectively adjusted. As such, all financial results of interests acquired in the May 2017 Acquisition and the December 2017 Acquisition have been retrospectively adjusted. For additional interests acquired of cost and equity method investments previously owned, only the incremental ownership interest has been retrospectively adjusted. See Note 3 – Acquisitions for definitions and additional information.

The following businesses were acquired from our Parent and are accounted for as acquisitions between entities under common control. As such, our unaudited condensed consolidated financial statements include the financial results of these businesses, which were derived from the financial statements and accounting records of SPLC and Shell for the periods prior to acquisition. Specifically, such businesses are reflected for the following periods prior to the effective date of such acquisitions by us:

•	May 2017 Acquisition (as defined in Note 3—Acquisitions) for periods prior to May 10, 2017; and

•	December 2017 Acquisition (as defined in Note 3—Acquisitions) for periods prior to December 1, 2017, including the effect of fully consolidating Odyssey.

Our unaudited condensed consolidated statements of income and cash flow for the three months ended March 31, 2017 consist of the combined results of the May 2017 Acquisition and the December 2017 Acquisition prior to the respective acquisition dates, and the consolidated activity of the Partnership. Our unaudited condensed consolidated statement of income excludes the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent. See Note 3 - Acquisitions for definitions.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2017 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2018, other than those noted below.

Recent Accounting Pronouncements

Standards Adopted as of January 1, 2018

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 to Topic 606, Revenue from Contracts with Customers, which superseded nearly all revenue recognition guidance in Topic 605, Revenue Recognition, under GAAP. We adopted the new standard utilizing the modified retrospective transition approach, effective January 1, 2018, by recognizing the cumulative effect of initially applying the standard for periods prior to January 1, 2018 to the opening balance of equity (deficit).

See Note 2—Revenue Recognition for additional information and disclosures required by the new standard.

In January 2017, the FASB issued ASU 2017-01 to Topic 805, Business Combinations, to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update was effective for us as of January 1, 2018 and will be applied to future transactions.

In August 2016, the FASB issued ASU 2016-15 to Topic 230, Statement of Cash Flows, making changes to the classification of certain cash receipts and cash payments in order to reduce diversity in presentation. The update addresses eight specific cash flow issues, of which only one is applicable to our financial statements. The applicable update relates to distributions received from equity method investees and prescribes two options for presenting these cash flows: cumulative earnings approach or nature of the distribution approach. We will continue to apply the cumulative earnings approach, where distributions received are considered either returns on investment and classified as operating cash flows or returns of investment and classified as investing cash flows. The adoption of this update on January 1, 2018 did not have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01 to Topic 825, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, the update allows equity investments that do not have readily determinable fair values to be re-measured at fair value either upon the occurrence of an observable price change or upon identification of impairment, and requires additional disclosure around those investments. We have the following three equity investments which are accounted for under the cost method and which do not have readily determinable fair values:

	March 31, 2018		December 31, 2017
	Ownership	Amount	Ownership	Amount
Colonial	6.0%	$11.4	6.0%	$11.4
Explorer	12.62%	48.6	12.62%	48.6
Cleopatra	1.0%	2.1	1.0%	2.1
		$62.1		$62.1

As of the adoption of this update on January 1, 2018, and as of March 31, 2018, we did not identify the occurrence of an observable price change or an identification of impairment for these three equity investments. Therefore, the adoption of this update on January 1, 2018 did not have a material impact on our financial statements.

Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 to Topic 842, Leases, which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This provision is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. In November 2017, the FASB decided to amend Topic 842 with an additional transition method which would enable entities to apply transition methods at the effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to retained earnings in the period of adoption. Further, on January 25, 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This ASU provides an optional transition practical expedient that, if elected, would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU No. 2018-01 will be effective as of January 1, 2019, and earlier adoption is permitted.

Our project team continues to evaluate implementation of the new standard, including cataloging our existing lease contracts. We plan to adopt this new standard on January 1, 2019 and are currently assessing its impact to our consolidated financial statements and related disclosures.

2. Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 and all related ASU’s to this Topic (collectively, “the new revenue standard”) by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. We recorded a non-cash cumulative effect transition adjustment to increase opening total equity (deficit) of $4.5 million, with the impact primarily due to the earlier recognition of revenue related to deficiency payments under minimum volume commitment contracts. Additionally, we recorded a non-cash cumulative effect transition adjustment related to our equity method investment for Mars which resulted in a total net decrease to opening total equity (deficit) of $2.3 million. See Note 5 - Equity Method Investments for additional information.

Revenue Recognition

The new revenue standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new revenue standard requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

Our revenues are primarily generated from the transportation, terminaling and storage of crude oil, refinery gas and refined petroleum products through our pipelines, terminals and storage tanks. To identify the performance obligations, we considered all the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when each performance obligation is satisfied under terms of the contract.

Each barrel of product transported or day of providing services is considered a distinct service that represents a performance obligation that would be satisfied over time if it were accounted for separately. The services provided over the contract period are a series of distinct services that are substantially the same, have the same pattern of transfer to the customer, and therefore, qualify as a single performance obligation. Since the customer simultaneously receives and consumes the benefits of services, we recognize revenue over time based on a measure of progress of volumes transported for transportation services contracts or number of days elapsed for storage and terminaling services contracts.

Product revenue related to allowance oil sales is recognized at the point in time when the control of the oil transfers to the customer.

For all performance obligations, payment is typically due in full within 30 days of invoice date.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

Three Months Ended March 31, 2018
Transportation services revenue – third parties	$32.3
Transportation services revenue – related parties (1)	30.6
Total transportation services revenue	62.9

Storage services revenue – third parties	2.3
Storage services revenue – related parties	1.3
Total storage services revenue	3.6

Terminaling services revenue – third parties	—
Terminaling services revenue – related parties	11.4
Total terminaling services revenue (2)	11.4

Product revenue – third parties	—
Product revenue – related parties	7.9
Total product revenue (3)	7.9

Total Topic 606 revenue	85.8
Lease revenue	13.8
Total revenue	$99.6

(1) Transportation services revenue - related parties includes $1.2 million of the non-lease service component in our transportation services contracts.
(2) Terminaling services revenue is entirely comprised of the non-lease service component in our terminaling services contracts.
(3) Product revenue is comprised of allowance oil sales.

Transportation services revenue

We have both long-term transportation contracts and month-to-month contracts for spot shippers that make nominations on our pipelines. Some of the long-term contracts entitle the customer to a specified amount of guaranteed capacity on the pipeline.
Transportation services are charged at a per barrel rate or other applicable unit of measure. We apply the allocation exception guidance for variable consideration related to market indexing for long-term transportation contracts because (a) the variable payment relates specifically to our efforts to transfer the distinct service and (b) we allocate the variable amount of consideration entirely to the distinct service which is consistent with the allocation objective. Except for guaranteed capacity payments as discussed below, transportation services are billed monthly as services are rendered.

Deferred revenue

Our transportation services agreements on Zydeco entitle the customer to a specified amount of guaranteed capacity on the pipeline. This capacity cannot be pro-rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment (i.e., deficiency payments) and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, a contract liability under the new revenue standard. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

Deferred revenue under these arrangements was previously recognized into revenue once all contingencies or potential performance obligations associated with the related volumes had been satisfied or expired. Under the new revenue standard, we are required to estimate the likelihood that unused volumes will be shipped or forfeited at each reporting period based on additional data that becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur. In some cases, this estimate could result in the earlier recognition of revenue.

Storage and terminaling services revenue

Storage and terminaling services are provided under short-term and long-term contracts, with a fixed price per month for committed storage and terminaling capacity, or under a monthly spot-rate for uncommitted storage or terminaling. Storage and terminaling services are billed monthly as services are rendered.

Reimbursements from customers

Under certain transportation, terminaling and storage service contracts, we receive reimbursements from customers to recover costs of construction, maintenance or operating costs either under a tariff surcharge per volume shipped or under separate reimbursement payments. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these payments in deferred revenue and recognize amounts in revenue over the life of the associated revenue contract as performance obligations are satisfied under the contract. We consider these payments to be revenue because control of the long-lived assets does not transfer to our customer upon completion and the payments do not present for the transfer of goods. Our financial statements were not materially impacted by adoption of the new revenue standard related to reimbursements from customers.

Lease revenue

Certain of our long-term transportation and terminaling service contracts are accounted for as operating leases under Topic 840. These agreements have both a lease component and the implied operation and maintenance service component. We allocate the arrangement consideration between the lease components that fall within the scope of Topic 840 and any non-lease service components within the scope of the new revenue standard based on the relative standalone selling price of each component. We estimate the standalone selling price of the lease and non-lease service components based on an analysis of service-related and lease-related costs for each contract, adjusted for a representative profit margin. The contracts have a minimum fixed monthly payment for both the lease and non-lease service components. We present the non-lease service components under the new revenue standard within Transportation, terminaling and storage services revenue in the unaudited condensed consolidated statement of income.

Product revenue

We generate revenue by selling accumulated allowance oil inventory to customers. Sale of allowance oil is recorded as revenue, with specific cost based on a weighted average price per barrel recorded as cost of product sold.

Our contracts and tariffs contain terms for the customer to reimburse us for losses from evaporation or other loss in transit in the form of allowance oil. We obtain control of the excess oil not lost during transportation, if any. Prior to the adoption of the new revenue standard, allowance oil received was recorded as revenue on a gross basis with the resulting actual gain or loss recorded in operations and maintenance expense. The subsequent sale of allowance oil, net of the product cost, was recorded as operations and maintenance expenses. Under the new revenue standard, we include the excess oil retained during the period, if any, as non-cash consideration and include this amount in the transaction price.

Joint tariff

Under the joint tariff agreement between Zydeco and LOCAP, revenues were historically recorded on a net basis as an agent prior to the adoption of the new revenue standard. However, subsequent to the adoption of the new revenue standard, because we control the transportation service before it is transferred to the customer, we are the principal and, therefore, record revenues from these agreements on a gross basis.

Impact of adoption

In accordance with the new revenue standard, the following tables summarize the impact of adoption on our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018:

Unaudited Condensed Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$34.6	$33.6	$1.0
Transportation, terminaling and storage services – related parties	43.3	32.1	11.2
Product revenue – related parties	7.9	—	7.9
Lease revenue – related parties	13.8	26.4	(12.6)
Costs and expenses
Cost of product sold – related parties	6.5	—	6.5
Operations and maintenance – third parties	43.1	43.3	(0.2)
Operations and maintenance – related parties	13.4	10.6	2.8
Net income	64.8	66.4	(1.6)

Unaudited Condensed Consolidated Balance Sheet	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Deferred revenue – related party	$8.5	$11.4	$(2.9)

Contract Balances

We perform our obligations under a contract with a customer by providing services in exchange for consideration from the customer. The timing of our performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. Although we did not have any contract assets as of March 31, 2018, we recognize a contract asset when we transfer goods or services to a customer and contractually bill an amount which is less than the revenue allocated to the related performance obligation. We recognize deferred revenue (contract liability) when the customer’s payment of consideration precedes our performance. The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2018	March 31, 2018
Receivables from contracts with customers – third parties	$17.2	$7.9
Receivables from contracts with customers – related parties	18.8	14.3
Deferred revenue – third parties	5.5	4.3
Deferred revenue – related party	9.4	8.5

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2017	Transition Adjustment	Additions (1)	Reductions (2)	March 31, 2018
Deferred revenue – third parties	$5.5	—	1.4	(2.6)	$4.3
Deferred revenue – related party	$13.9	(4.5)	—	(0.9)	$8.5

(1)	Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.

(2)	Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

We currently have no assets recognized from the costs to obtain or fulfill a contract as of March 31, 2018.

Remaining Performance Obligations

As of March 31, 2018, contracts with remaining performance obligation primarily include minimum volume commitment contracts, long-term storage contracts and the service component of transportation and terminaling services contracts accounted for as operating leases.

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of March 31, 2018:

	Total	2018	2019	2020	2021	2022 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts in place as of March 31, 2018 (1)	$664.1	$147.0	$61.6	$47.9	$47.7	$359.9
Revenue expected to be recognized on other multi-year transportation service contracts in place as of March 31, 2018 (2)	49.1	4.1	5.4	5.4	5.4	28.8
Revenue expected to be recognized on multi-year storage service contracts in place as of March 31, 2018	7.0	3.0	4.0	—	—	—
Revenue expected to be recognized on multi-year terminaling service contracts in place as of March 31, 2018 (2)	441.4	34.2	45.7	45.7	45.7	270.1
	$1,161.6	$188.3	$116.7	$99.0	$98.8	$658.8

(1) Excludes revenue deferred for deficiency payments.
(2) Relates to the non-lease service components of certain of our long-term transportation and terminaling service contracts which are accounted for as operating leases.

As an exemption, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less.

3. Acquisitions

During 2017, we completed two acquisitions that were considered transfers of businesses between entities under common control, and therefore the related acquired assets and liabilities were transferred at historical carrying value. Because these acquisitions were common control transactions in which we acquired businesses, our historical financial statements have been retrospectively adjusted as if we owned the acquired assets and liabilities for all periods presented.

December 2017 Acquisition

On December 1, 2017, we acquired a 100% interest in Triton, 41.48% of the issued and outstanding membership interest in LOCAP, an additional 22.9% interest in Mars, an additional 22.0% interest in Odyssey, and an additional 10.0% interest in Explorer from SPLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) for $825.0 million in cash (the “December 2017 Acquisition”). The December 2017 Acquisition closed pursuant to a Purchase and Sale Agreement (the “December 2017 Purchase and Sale Agreement”) among the Operating Company, us, SPLC and SOPUS. SPLC and SOPUS are each wholly owned subsidiaries of Shell. We funded the cash consideration for the December 2017 Acquisition from $825.0 million in borrowings under the Five Year Revolver due December 2022 (as defined in Note 8—Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of Shell, and the Five Year Fixed Facility (as defined in Note 8—Related Party Debt) with STCW.

May 2017 Acquisition

On May 10, 2017, we acquired a 100% interest in Delta, Na Kika and Refinery Gas Pipeline for $630.0 million in consideration (the “May 2017 Acquisition”). As part of the May 2017 Acquisition, SPLC and Shell GOM Pipeline Company LP (“Shell GOM”) contributed all but the working capital of Delta and Na Kika to Pecten, and Shell Chemical LP (“Shell Chemical”)

contributed all but the working capital of Refinery Gas Pipeline to Sand Dollar. The May 2017 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 4, 2017 (the “May 2017 Purchase and Sale Agreement”), among the Operating Company, us, Shell Chemical, Shell GOM and SPLC. Shell Chemical, Shell GOM and SPLC are each wholly owned subsidiaries of Shell. We funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver (as defined in Note 8—Related Party Debt), and $506.9 million in borrowings under our Five Year Fixed Facility (as defined in Note 8—Related Party Debt) with STCW.

Retrospective adjusted information tables

The following tables present our results of operations and of cash flows giving effect to the May 2017 Acquisition and the December 2017 Acquisition. These acquisitions are accounted for as transactions between entities under common control and were recast for the periods of our Parent’s ownership prior to the transaction. The results of the May 2017 Acquisition and the December 2017 Acquisition prior to the closing date of the acquisition are included in the respective acquisition columns and the consolidated results are included in “Consolidated Results” within the tables below:

	Three Months Ended March 31, 2017
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results

Revenue
Transportation, terminaling and storage services – third parties	$47.3	$8.1	$3.8	$59.2
Transportation, terminaling and storage services – related parties	22.9	6.1	15.4	44.4
Lease revenue – related parties	—	—	5.5	5.5
Total revenue	70.2	14.2	24.7	109.1
Costs and expenses
Operations and maintenance – third parties	12.9	2.7	3.4	19.0
Operations and maintenance – related parties	8.5	2.6	2.6	13.7
General and administrative – third parties	1.6	0.1	0.3	2.0
General and administrative – related parties	6.4	2.1	3.6	12.1
Depreciation, amortization and accretion	6.2	3.3	1.8	11.3
Property and other taxes	2.8	1.4	0.7	4.9
Total costs and expenses	38.4	12.2	12.4	63.0
Operating income	31.8	2.0	12.3	46.1
Income from equity investments	38.7	—	8.0	46.7
Dividend income from cost investments	7.3	—	2.8	10.1
Investment and dividend income	46.0	—	10.8	56.8
Interest expense, net	4.8	—	—	4.8
Income before income taxes	73.0	2.0	23.1	98.1
Income tax expense	—	—	—	—
Net income	73.0	2.0	23.1	98.1
Less: Net income attributable to Parent	—	2.0	20.5	22.5
Less: Net income attributable to noncontrolling interests	2.2	—	2.6	4.8
Net income attributable to the Partnership	$70.8	$—	$—	$70.8
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.
(2) Our Parents’ results of the May 2017 Acquisition for the three months ended March 31, 2017.
(3) Our Parents’ results of the December 2017 Acquisition for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Shell Midstream Partners, L.P. (1)	May 2017 Acquisition (2)	December 2017 Acquisition (3)	Consolidated Results

Cash flows from operating activities
Net income	$73.0	$2.0	$23.1	$98.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	6.2	3.3	1.8	11.3
Non-cash interest expense	—	—	—	—
Undistributed equity earnings	(0.8)	—	(2.1)	(2.9)
Changes in operating assets and liabilities
Accounts receivable	2.7	(2.2)	—	0.5
Allowance oil	1.1	0.9	—	2.0
Prepaid expenses and other assets	(0.5)	0.3	(0.1)	(0.3)
Accounts payable	(0.1)	(1.9)	(0.9)	(2.9)
Deferred revenue	8.5	—	—	8.5
Accrued liabilities	3.4	0.8	(2.4)	1.8
Net cash provided by operating activities	93.5	3.2	19.4	116.1
Cash flows from investing activities
Capital expenditures	(7.3)	(0.7)	(2.5)	(10.5)
Purchase price adjustment	0.4	—	—	0.4
Return of investment	6.0	—	0.8	6.8
Net cash used in investing activities	(0.9)	(0.7)	(1.7)	(3.3)
Cash flows from financing activities
Net distributions to Parent	—	(2.5)	(15.0)	(17.5)
Distributions to noncontrolling interests	(3.2)	—	(2.5)	(5.7)
Distributions to unitholders and general partner	(58.6)	—	—	(58.6)
Other contribution from Parent	2.8	—	—	2.8
Capital lease payments	(0.2)	—	—	(0.2)
Credit facility issuance costs	(0.7)	—	—	(0.7)
Net cash used in financing activities	(59.9)	(2.5)	(17.5)	(79.9)
Net increase in cash and cash equivalents	32.7	—	0.2	32.9
Cash and cash equivalents at beginning of the period	121.9	—	0.2	122.1
Cash and cash equivalents at end of the period	$154.6	$—	$0.4	$155.0
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Change in accrued capital expenditures	$4.7	$(0.6)	$0.6	$4.7
Other non-cash contributions from Parent	3.8	—	—	3.8
(1) As previously reported in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2017.
(2) Our Parents’ results of the May 2017 Acquisition for the three months ended March 31, 2017.
(3) Our Parents’ results of the December 2017 Acquisition for the three months ended March 31, 2017.

4. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

Refer to Note 3—Acquisitions for a description of applicable agreements. For a discussion of all other related party acquisition agreements, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2017 Annual Report.

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

Under the Omnibus Agreement, SPLC indemnified us against certain enumerated risks. Of those two indemnity obligations, one expired in 2017 and one remains. Under the remaining indemnification, SPLC agreed to indemnify us against tax liabilities relating to our initial assets that are identified prior to the date that is 60 days after the expiration of the statute of limitations applicable to such liabilities. This obligation has no threshold or cap. We in turn agreed to indemnify SPLC against events and conditions associated with the ownership or operation of our initial assets (other than any liabilities against which SPLC is specifically required to indemnify us as described above).

During the three months ended March 31, 2018, neither we nor SPLC made any claims for indemnification under the Omnibus Agreement.

Tax Sharing Agreement

For a discussion of the Tax Sharing Agreement, see Note 4—Related Party Transactions—Tax Sharing Agreement in the Notes to Consolidated Financial Statements of our 2017 Annual Report.

Partnership Agreement

On February 26, 2018, Shell Midstream Partners GP LLC, the general partner of the Partnership, executed Amendment No. 1 to the Partnership’s Amended and Restated Agreement of Limited Partnership dated November 3, 2014 (the “Amendment”), in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 relating to partnership audit and adjustment procedures. The Amendment did not have a material effect on our unaudited condensed consolidated financial statements.

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both March 31, 2018 and December 31, 2017. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both March 31, 2018 and December 31, 2017.

Other Related Party Balances

Other related party balances consist of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$23.3	$23.8
Prepaid expenses	8.5	11.9
Other assets	2.6	1.7
Accounts payable (1)	9.7	11.6
Deferred revenue	8.5	13.9
Accrued liabilities (2)	5.9	7.2
Debt payable (3)	871.3	1,844.0

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) As of March 31, 2018, accrued liabilities reflects $5.3 million accrued interest and $0.6 million other accrued liabilities. As of December 31, 2017, accrued liabilities reflects $6.6 million accrued interest and $0.6 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2.7 million and $2.9 million as of March 31, 2018 and December 31, 2017, respectively.

Related Party Credit Facilities

We have entered into three credit facilities with STCW: the Five Year Revolver due December 2022, the Five Year Revolver due October 2019 and the Five Year Fixed Facility. Zydeco has also entered into the Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 8—Related Party Debt in the Notes to Consolidated Financial Statements of our 2017 Annual Report.

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties, primarily under long-term contracts. We entered into these contracts in the normal course of our business. For the three months ended March 31, 2018 and 2017, our transportation and terminaling services revenue from related parties was $42.0 million and $42.5 million, respectively. For the three months ended March 31, 2018, our product revenues from related parties were $7.9 million. For the three months ended March 31, 2018 and 2017, our storage revenues from related parties were $1.3 million and $1.9 million, respectively. Additionally, we have certain transportation and terminaling services agreements with related parties that are considered operating leases under GAAP. For the three months ended March 31, 2018 and 2017, our lease revenues from related parties were $13.8 million and $5.5 million, respectively. Certain of these agreements were entered into for terms of ten years with the option to extend for two additional five year terms, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one year terms.

As of March 31, 2018, future minimum payments to be received under the ten-year contract term of these operating leases, which includes both the lease and non-lease service components of these leases, were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$1,000.5	$106.3	$212.6	$212.6	$469.0

Beginning July 1, 2014, Zydeco entered into the Management Agreement with SPLC under which SPLC provides general management and administrative services to us. We no longer receive allocated corporate expenses from SPLC or Shell under this agreement. We will continue to receive direct and allocated field and regional expenses, including payroll expenses not covered under the Management Agreement. In addition, beginning October 1, 2015, Pecten entered into an operating and management agreement under which we receive direct and allocated field and regional expenses from SPLC. Beginning May 10, 2017, Sand Dollar entered into an operating and management agreement under which we receive direct and allocated expenses from SPLC. On December 1, 2017, our general partner, SPLC and Triton entered into an operating and administrative management agreement pursuant to which we receive direct and allocated expenses from our general partner. On December 1, 2017, our general partner, SPLC and Odyssey entered into an operating and administrative management agreement pursuant to which we receive direct and allocated expenses from our general partner. The expenses under these agreements are primarily allocated to us on the basis of headcount, labor or other measure. These expense allocations have been determined on a basis that both SPLC and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. For a discussion of these agreements, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2017 Annual Report.

The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers. The related party portion of insurance expense for the three months ended March 31, 2018 and 2017 was $3.6 million and $2.0 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying condensed consolidated statements of income for the indicated periods:

	Three Months Ended March 31,
	2018	2017
Operations and maintenance - related parties	$13.4	$13.7
General and administrative - related parties	12.9	12.1

For a discussion of services performed by Shell on our behalf, see Note 1 - Description of Business and Basis of Presentation - Basis of Presentation in the Notes to Consolidated Financial Statements of our 2017 Annual Report. Pursuant to various operating and administrative management agreements described above, we are allocated indirect operating and general corporate expenses from Shell. During the three months ended March 31, 2018 and 2017, we were allocated $4.4 million and $4.2 million, respectively, of operating expenses which are included in operations and maintenance expenses - related parties. Additionally, for the three months ended March 31, 2018 and 2017, we were allocated $7.6 million and $7.2 million, respectively, of general corporate expenses which are included within general and administrative expenses - related parties. Included in these general and administrative expenses for the three months ended March 31, 2018 and 2017 are $2.1 million and $2.0 million, respectively, under the Management Agreement and $2.1 million and $2.1 million, respectively, under the Omnibus Agreement.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for both the three months ended March 31, 2018 and 2017 were $1.6 million. Our share of defined contribution benefit plan costs for both the three months ended March 31, 2018 and 2017 were $0.6 million. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses - related parties or operations and maintenance expenses - related parties in the accompanying unaudited condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity and cost method investments in entities, including Colonial and Explorer, in which SPLC also owns interests. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 5 – Equity Method Investments for additional details.

Reimbursements

The following table reflects reimbursements from our Parent for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash received (1)	$1.1	$2.6
Changes in receivable from Parent (2)	3.3	3.8
Total reimbursements (3)	$4.4	$6.4
 (1) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows.

(2) These reimbursements are included in Other non-cash contributions from Parent in the accompanying consolidated statements of cash flows.
 (3) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of equity (deficit) and are exclusive of $1.0 million for the three months ended March 31, 2018 related to contributions from Parent.

During the three months ended March 31, 2018 and 2017, we filed claims for reimbursement from our Parent of $4.4 million and $6.4 million, respectively. This reflects our proportionate share of Zydeco directional drill project costs and expenses.

5. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over each of these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	March 31, 2018		December 31, 2017
	Ownership	Investment Amount	Ownership	Investment Amount
Mars	71.5%	$173.1	71.5%	$187.4
Bengal	50.0%	80.1	50.0%	79.7
Permian Basin	50.0%	48.5	50.0%	49.4
LOCAP	41.48%	7.5	41.48%	6.9
Poseidon	36.0%	—	36.0%	2.3
Proteus	10.0%	17.1	10.0%	17.4
Endymion	10.0%	19.2	10.0%	19.5
		$345.5		$362.6

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of March 31, 2018 and December 31, 2017, the unamortized basis differences included in our equity investments are $40.4 million and $41.4 million, respectively. For both the three months ended March 31, 2018 and 2017, the net amortization expense was $1.0 million.

As of March 31, 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of earnings in the amount $0.7 million and we, therefore, suspended the equity method of accounting. As we have no commitments to provide further financial support to Poseidon, we recorded the excess distribution in Other income in our unaudited condensed consolidated statement of income. Once our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Our equity method investments balance was affected by the following during the periods indicated:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Distributions Received	Income from Equity Investments	Impact of Change in Accounting Policy	Distributions Received	Income from Equity Investments	Purchase Price Adjustment
Mars (1)	$32.2	$24.8	$(6.9)	$34.3	$31.6	$—
Bengal	4.0	4.4	—	4.7	5.3	—
Permian Basin (2)	1.9	1.0	—	—	—	—
LOCAP (1)	2.1	2.7	—	—	2.2	—
Poseidon	9.4	6.4	—	10.0	6.8	—
Proteus	0.8	0.5	—	0.9	0.4	0.3
Endymion	0.7	0.4	—	0.7	0.4	0.1
	$51.1	$40.2	$(6.9)	$50.6	$46.7	$0.4

(1) We acquired an additional 22.9% interest in Mars and a 41.48% interest in LOCAP in the December 2017 Acquisition. The financial information presented for the three months ended March 31, 2017 has been retrospectively adjusted for the incremental ownership acquired.
(2) We acquired a 50.0% interest in Permian Basin in October 2017 from a third party. The acquisition of this interest has been accounted for prospectively.

See Note 3 - Acquisitions for additional information regarding the acquisitions of our equity investments. We acquired an additional 22.0% interest in Odyssey on December 1, 2017, which is now being consolidated for all periods presented in these financial statements.

The adoption date of the new revenue standard on revenue recognition for the majority of our equity method investments will follow the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin. As a result of adoption of the new revenue standard on January 1, 2018, we recognized our proportionate share of cumulative effect transition adjustments as a decrease to equity (deficit) in the amount of $6.9 million under the modified retrospective transition method, which was due to the Mars transition adjustment on its transportation and dedication agreements which resulted in a deferral of revenue.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments (on a 100% basis):

	For the Three Months Ended March 31, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	$57.2	$21.7	$35.5	$35.5
Bengal	15.4	4.1	11.3	8.6
Permian Basin	6.0	3.8	2.2	2.2
LOCAP	12.7	3.7	9.0	6.6
Poseidon	28.9	8.6	20.3	18.6
Proteus	8.5	3.3	5.2	5.2
Endymion	12.4	7.6	4.8	4.8

	For the Three Months Ended March 31, 2017
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	$64.9	$19.9	$45.0	$45.0
Bengal	17.8	7.2	10.6	10.6
LOCAP	12.5	3.6	8.9	5.4
Poseidon	28.9	8.1	20.8	19.4
Proteus	7.9	3.1	4.8	4.5
Endymion	8.6	3.1	5.5	5.2

6. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	March 31, 2018	December 31, 2017
Land	—	$8.2	$8.2
Building and improvements	10 - 40 years	38.9	38.9
Pipeline and equipment (1)	10 - 30 years	1,155.4	1,153.6
Other	5 - 25 years	17.8	17.8
		1,220.3	1,218.5
Accumulated depreciation and amortization (2)		(537.2)	(526.1)
		683.1	692.4
Construction in progress		56.8	44.1
Property, plant and equipment, net		$739.9	$736.5

(1) As of March 31, 2018 and December 31, 2017, includes cost of $355.8 million and $353.7 million, respectively, related to assets under operating lease (as lessor), which commenced in May 2017 and December 2017. As of both March 31, 2018 and December 31, 2017, includes cost of $22.8 million related to assets under capital lease (as lessee).
(2) As of March 31, 2018 and December 31, 2017, includes accumulated depreciation of $107.8 million and $104.7 million, respectively, related to assets under operating lease (as lessor), which commenced in May 2017 and December 2017. As of March 31, 2018 and December 31, 2017, includes accumulated depreciation of $3.4 million and $3.0 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three months ended March 31, 2018 and 2017 was $11.4 million and $11.3 million, respectively. Depreciation and amortization expense is included in cost and expenses in the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).

7. Accrued Liabilities - Third Parties

Accrued liabilities - third parties consist of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
Transportation, project engineering	$21.9	$6.0
Property taxes	8.4	4.2
Other accrued liabilities	3.0	2.5
Total accrued liabilities - third parties	$33.3	$12.7

See Note 4—Related Party Transactions for a discussion of accrued liabilities - related parties.

8. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	March 31, 2018			December 31, 2017
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Five Year Revolver due December 2022	$274.0	$1,000.0	$726.0	$1,000.0	$1,000.0	$—
Five Year Fixed Facility	600.0	600.0	—	600.0	600.0	—
Five Year Revolver due October 2019	—	760.0	760.0	246.9	760.0	513.1
Zydeco Revolver	—	30.0	30.0	—	30.0	30.0
Unamortized debt issuance costs	(2.7)	n/a	n/a	(2.9)	n/a	n/a
Debt payable - related party	$871.3	$2,390.0	$1,516.0	$1,844.0	$2,390.0	$543.1

For the three months ended March 31, 2018 and 2017, interest and fee expenses associated with our borrowings were $10.0 million and $4.0 million, respectively, of which we paid $11.1 million and $3.7 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in a Level 2 instrument. The fair value of our Loan Facility Agreement with STCW with a borrowing capacity of $600.0 million (the “Five Year Fixed Facility”) is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as a Level 2 instrument. As of March 31, 2018, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $871.3 million and $874.0 million, respectively. As of December 31, 2017, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $1,846.9 million and $1,858.4 million, respectively.

On February 6, 2018, we used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under the five year revolving credit facility with STCW due October 2019 (the “Five Year Revolver due October 2019”) and $726.0 million of borrowings outstanding under the five year revolving credit facility with STCW due December 2022 (the “Five Year Revolver due December 2022”).

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Borrowings and repayments under our credit facilities for the three months ended March 31, 2018 and 2017 are disclosed in our unaudited condensed consolidated statements of cash flows. See Note 3 – Acquisitions for additional information regarding our use of borrowings. See Note 9 – Equity (Deficit) for additional information regarding the source of our repayments.

9. Equity (Deficit)

Our capital accounts are comprised of a 2% general partner interests and 98% limited partner interests. The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under our partnership agreement. Our general partner participates in our distributions and also currently holds incentive distribution rights (“IDR’s”) that entitle it to receive increasing percentages of the cash we distribute from operating surplus.

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300.0 million in gross proceeds.

During the three months ended March 31, 2018 and 2017, we did not have any sales under this program.

Public Offering and Private Placement

On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for $673.3 million net proceeds ($680.0 million gross proceeds, or $27.20 per common unit, less $6.0 million of underwriter’s fees and $0.7 million of transaction fees). In connection with the issuance of common units, we issued 510,204 general partner units to our general partner for $13.9 million in order to maintain its 2% general partner interest in us. On February 6, 2018, we also completed the sale of 11,029,412 common units in a private placement with Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, for an aggregate purchase price of $300.0 million, or $27.20 per common unit. In connection with the issuance of the common units, we issued 225,091 general partner units to the general partner for $6.1 million in order to maintain its 2% general partner interest in us.

We used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under the Five Year Revolver due October 2019 and $726.0 million of borrowings outstanding under the Five Year Revolver due December 2022, as well as for general partnership purposes.

Units Outstanding

As of March 31, 2018, we had 223,811,781 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 99,979,548 common units, representing an aggregate 43.8% limited partner interest in us, all of the incentive distribution rights, and 4,567,588 general partner units, representing a 2.0% general partner interest in us.

The changes in the number of units outstanding from December 31, 2017 through March 31, 2018 are as follows:

	Public	SPLC	General
(in units)	Common	Common	Partner	Total
Balance as of December 31, 2017	98,832,233	88,950,136	3,832,293	191,614,662
Units issued in connection with equity offerings	25,000,000	11,029,412	735,295	36,764,707
Balance as of March 31, 2018	123,832,233	99,979,548	4,567,588	228,379,369

Expiration of Subordination Period

On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Each of our 67,475,068 outstanding subordinated units converted into one common unit. The converted units participated pro rata with the other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units.

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	IDR's	2%	Total
		(in millions, except per unit amounts)
February 14, 2017	December 31, 2016	$24.5	$5.9	$18.7	$8.3	$1.2	$58.6	$0.27700
May 12, 2017	March 31, 2017	25.7	25.9	—	10.7	1.3	63.6	0.29100
August 14, 2017	June 30, 2017	26.9	27.0	—	12.9	1.4	68.2	0.30410
November 14, 2017	September 30, 2017	31.4	28.3	—	16.2	1.5	77.4	0.31800
February 14, 2018	December 31, 2017	32.9	29.6	—	18.9	1.7	83.1	0.33300
May 15, 2018	March 31, 2018 (1)	43.1	34.8	—	25.7	2.1	105.7	0.34800
 (1) For more information see Note 13— Subsequent Events.

Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for the three months ended March 31, 2018 and 2017, were zero and $3.2 million, respectively. Distributions to GEL for its noncontrolling interest in Odyssey for the three months ended March 31, 2018 and 2017, were $1.9 million and $2.5 million, respectively. See Note 4—Related Party Transactions for additional details.

10. Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units, and to subordinated limited partner units in periods prior to the expiration of the subordination period, is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units and IDR’s. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.

Our net income includes earnings related to businesses acquired through transactions between entities under common control for periods prior to their acquisition by us. We have allocated these pre-acquisition earnings to our general partner.

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended March 31,
	2018	2017
Net income	$64.8	$98.1
Less:
Net income attributable to Parent	—	22.5
Net income attributable to noncontrolling interests	0.8	4.8
Net income attributable to the Partnership	64.0	70.8
Less:
General Partner's distribution declared	27.8	12.0
Limited Partners' distribution declared on common units	77.9	51.6
Income (less than) / in excess of distributions	$(41.7)	$7.2

	Three Months Ended March 31, 2018
	General Partner	Limited Partners' Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$27.8	$77.9	$105.7
Distributions in excess of income	(0.8)	(40.9)	(41.7)
Net income attributable to the Partnership	$27.0	$37.0	$64.0
Weighted average units outstanding (in millions):
Basic and diluted		209.4
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.18

	Three Months Ended March 31, 2017
	General Partner	Limited Partners' Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$12.0	$51.6	$63.6
Income in excess of distributions	0.1	7.1	7.2
Net income attributable to the Partnership	$12.1	$58.7	$70.8
Weighted average units outstanding (in millions) (1):
Basic and diluted		177.3
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.33
(1) The subordinated units converted into common units on February 15, 2017 and were considered outstanding common units for the entire period with respect to the weighted average number of units outstanding.

11. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for the three months ended March 31, 2018 and 2017 was immaterial.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law by President Trump. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (1) creating a new deduction on certain pass-through income to individual partners; (2) repealing the partnership technical termination rule; (3) creating new limitations on certain deductions and credits, including interest expense deductions; and (4) reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership continue to not be subject to federal income tax under TCJA, and therefore, we believe the TCJA will not have a material impact to the Partnership for 2018.

12. Commitments and Contingencies

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of both March 31, 2018 and December 31, 2017, we had $0.3 million accrued liabilities associated with environmental clean-up costs. This accrued liability relates to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington. The costs relate to ongoing groundwater compliance monitoring and other remedial activities.

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

Indemnification

Under our Omnibus Agreement, certain environmental liabilities, tax liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to the IPO are indemnified by SPLC. Other than tax liabilities for which the statute of limitations has not expired, the obligations of SPLC under the Omnibus Agreement have expired prior to 2018. See Note 4 - Related Party Transactions for additional information.

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

Leases

We have an operating lease for land, lease of platform space, tie-in agreement and a capital lease for storage tanks.  See Note 9 –Leases in the Notes to Consolidated Financial Statements in our 2017 Annual Report for additional information relating to our lease obligations.

13. Subsequent Events

We have evaluated events that have occurred after March 31, 2018 through the issuance of these unaudited condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited condensed consolidated financial statements and accompanying notes.

Distribution

On April 25, 2018, the Board declared a cash distribution of $0.348 per limited partner unit for the three months ended March 31, 2018. The distribution will be paid on May 15, 2018 to unitholders of record as of May 7, 2018.

Capital Contribution

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the acquisition of Permian Basin in October 2017, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. In April 2018, we made a capital contribution of $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations through our wholly owned subsidiary Shell Midstream Operating, LLC (“Operating Company”). Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX”.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this quarterly report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”) and the consolidated financial statements and related notes therein. Our 2017 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in our 2017 Annual Report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

The financial information for the three months ended March 31, 2017 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions in the Notes to the Unaudited Condensed Consolidated Financial Statements).

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, and all related ASU’s to this Topic (collectively, “the new revenue standard”) by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. See Note 2 - Revenue Recognition in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

For a description of our other assets, see Part I, Item 1 - Business and Properties in our 2017 Annual Report.

2018 developments include:

•
Equity Offerings. In February 2018, we completed the sale of 25,000,000 common units in a registered public offering for $673.3 million net proceeds, and the sale of 11,029,412 common units in a private placement with Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, for an aggregate purchase price of $300.0 million.

•
Debt Repayments. In February 2018, we used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under the Five Year Revolver due October 2019 and $726.0 million of borrowings outstanding under the Five Year Revolver due December 2022. Refer to Note 8 – Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for definitions.

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

In September 2017 we announced an expected $15.0 million impact to operating income as a result of outages and repairs related to Hurricane Harvey across several of our assets, as well as the declaration of a force majeure event for Zydeco. Since the restart of the lines and full assessment of necessary maintenance, we have incurred an impact of approximately $10.5 million in 2017 and $0.5 million in the first quarter of 2018 to net income and cash available for distribution. Because we declared a force majeure event for Zydeco, the expiration of unused credits on our committed transportation agreements for months prior to September 2017 has been extended one month. Refer to “Critical Accounting Policies and Estimates - Revenue Recognition” in our 2017 Annual Report for additional information on these agreements.

Executive Overview

Net income was $64.8 million and net income attributable to the Partnership was $64.0 million during the three months ended March 31, 2018. We generated cash from operations of $109.0 million, and raised $980.0 million in gross proceeds from the sales of common units. This cash was primarily used to pay down debt with Shell Treasury Center (West) Inc. As of March 31, 2018, we had cash and cash equivalents of $184.7 million, total debt of $871.3 million, and unused capacity under our credit facilities of $1,516.0 million.

Our 2018 operations and strategic initiatives demonstrate our continuing focus on our business strategies:

•
Operational Excellence. Our first priority is the safety, reliability and efficiency of our operations. Shell is an industry-recognized operator with over 100 years of experience in the pipeline business. We benefit from Shell’s leadership in operational excellence, and leverage Shell’s industry leading operating and asset integrity processes.

•
Fee-based businesses supported by long-term contracts with creditworthy counterparties to sustain long-term growth. We are focused on generating stable and predictable financial results by providing fee-based transportation and midstream services to Shell and third parties. In 2017, we entered into nine long-term agreements with Shell affiliates providing an additional $36.1 million of revenue for the year ended December 31, 2017. We believe our long-term agreements with Shell and third parties will substantially mitigate volatility in our financial results by reducing our direct exposure to commodity price fluctuations. Through our strong customer relationships, long-term contracts and accretive acquisitions, we intend to deliver reliable distribution growth over the long-term.

•
Growth through strategic acquisitions in key geographies.  We completed approximately $1,500.0 million in strategic acquisitions in 2017, including products terminals in the Pacific Northwest, Southwest and Midwest regions of the United States, pipeline assets serving growth areas in the Gulf of Mexico, and pipeline assets extending from the Gulf Coast to the upper Midwest. We believe Shell will continue to offer us opportunities to purchase or jointly develop high-quality, midstream assets within its integrated footprint. In addition, we plan to pursue strategic acquisitions from third parties, such as our acquisition of a 50% interest in Permian Basin in October 2017. We plan to further solidify our midstream portfolio and continue to diversify our assets through complementary strategic acquisitions from Shell and third parties.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) revenue (including product loss allowance (“PLA”) from contracted capacity and throughput; (ii) operations and maintenance expenses (including capital expenses); (iii) Adjusted EBITDA (defined below); and (iv) Cash Available for Distribution.

Contracted Capacity and Throughput

The amount of revenue our assets generate primarily depends on our long-term transportation and storage service agreements with shippers and the volumes of crude oil, refinery gas and refined products that we handle through our pipelines, terminals and storage tanks. If shippers do not meet the minimum contracted volume commitments under our ship-or-pay contracts, we have the right to charge for reserved capacity or for deficiency payments as described in “Critical Accounting Policies and Estimates - Revenue Recognition” in our 2017 Annual Report. Assets in which we own interests also earn revenue by shipping crude oil and refined products on a spot rate basis in accordance with our tariff or posted rate sheets and under buy/sell agreements.

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

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), insurance costs (including coverage for our consolidated assets and operated joint ventures), utility costs (including electricity and fuel) and repairs and maintenance expenses. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Management performed a strategic evaluation of its insurance coverage and upon renewal of the contracts in the fourth quarter of 2017, all of our insurance coverage is now provided by a wholly owned subsidiary of Shell. This will result in both overall cost savings and improved coverage. Our other operations and maintenance expenses generally remain stable across broad ranges of throughput and storage volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during a period. At times, the fluctuation in operations and maintenance expenses may materially increase due to the performance of planned maintenance, such as turnaround work and asset integrity work, and unplanned maintenance, such as repair of damage caused by a natural disaster.

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA and cash available for distribution have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or cash available for distribution in isolation or as a substitute for analysis of our results as reported under generally accepted accounting principles in the United States (“GAAP”). Additionally, because Adjusted EBITDA and cash available for distribution may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

Two of our long-term transportation services agreements on the Zydeco system will expire at the end of 2018, and another will expire in mid-2019. These contracts represented approximately 30% of our revenues for the year ended December 31, 2017. We expect the impact to be comparable for 2018. Once these agreements expire, we expect to enter into throughput and deficiency agreements (“T&D agreements”) for the same volumes with existing or new shippers. Additionally, there are financial upsides on the system that we are exploring, such as expansions and new customers, that could improve Zydeco’s profitability. However, the market environment at the time of re-contracting will dictate the rates, terms and lengths of the new contracts. Market conditions could adversely or positively impact our ability to re-contract the volumes represented by the expiring agreements on similar terms. We think of these conditions as the “push” and “pull” of the market. On the “push” side, increases or decreases in available crude supply in the Houston market could affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors could impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. On the “pull” side, Louisiana refineries’ availability and crude slates, as well as potential crude export options at Louisiana Gulf Coast ports, could all impact Louisiana demand for crude types arriving in the Houston market.

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

We do not expect to finalize the re-contracting process for any of the volumes becoming available on the Zydeco system until the latter half of 2018. For any capacity on the Zydeco system that is not contracted under T&D agreements, we will offer transportation at posted spot rates.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices fluctuated throughout 2017 and have increased in the early part of 2018. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. We have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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

Other Changes in Customers’ Volumes

Total Zydeco volumes were lower in the three months ended March 31, 2018 (“Current Quarter”) versus the three months ended March 31, 2017 (“Comparable Quarter”) primarily due to the disposal of an interplant line delivering to a connecting refinery, as well as a Force Majeure declared due to the hydro-test of the Zydeco pipeline from Houston, Texas to Houma, Louisiana resulting in 49 days of downtime in the Current Quarter. Additionally, Zydeco experienced lower volumes to Nederland and Lake Charles destinations due to the use of an alternate competing route by certain shippers in the Current Quarter.

Transportation volumes on Auger were lower in the Current Quarter versus the Comparable Quarter primarily due to the continued shut-in of production at certain connected producer facilities caused by the fire at the Enchilada platform in the fourth quarter of 2017.

Transportation volumes on Na Kika were lower in the Current Quarter versus the Comparable Quarter driven by customer unplanned maintenance on existing production, as well as planned curtailment to facilitate new wells coming online. The new wells are expected to drive better performance beginning in the second quarter of 2018. Delta experienced lower transportation volumes in the Current Quarter versus the Comparable Quarter due to lower receipts from Na Kika and Odyssey, as well as lower volumes from a third connecting carrier due to quality bank charges they enacted which negatively impacted volumes on their system. Overall Delta volumes are expected to recover in the second quarter of 2018.

Storage volumes were lower in the Current Quarter versus the Comparable Quarter, partially offset by a slight increase in receipt volume from a connecting pipeline system.

Odyssey volumes were lower in the Current Quarter versus the Comparable Quarter primarily driven by multiple fields tied back to Odyssey being shut-in for unplanned maintenance since the beginning of the fourth quarter of 2017. We estimate that they will remain offline through mid-2018.

Major Maintenance Projects

On the Zydeco pipeline system, we are in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). The project commenced in the latter half of 2017 and we expect the project to be completed in early 2019. Due to a change in service provider, as well as allowing for performance of the work during optimal weather and water conditions, construction timing has been delayed. Zydeco now expects to incur approximately $34.0 million in maintenance capital expenditures for the total project. Since inception, Zydeco has incurred $23.7 million, of which $4.7 million was incurred in the Current Quarter. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During 2018, we filed claims for reimbursement from SPLC of $4.4 million which were treated as capital contributions from our Parent.

In June 2017, a small release of approximately 23 gallons of crude oil occurred on the Zydeco pipeline near Erath, Louisiana. The portion of the pipeline impacted was repaired and returned to service. We ran an in-line inspection tool, hydro-tested the system and invested in additional equipment to mitigate the effects of pressure cycling in the future. The hydro-test resulted in the Zydeco pipeline from Houston, Texas to Houma, Louisiana being out of service for 49 days in the first quarter of 2018. Offshore volumes flowing into destination markets were not impacted. The impact to net income and cash available for distribution was approximately $60.0 million in the first quarter of 2018. Final remediation activities are planned to be completed in the second quarter of 2018 with no expected material impact.

In November 2017, the Enchilada platform in Garden Banks Block 128 experienced a fire that resulted in the shut-in of all production flowing through Auger. The platforms contributing a majority of Auger’s daily throughput returned to service in the first quarter of 2018, and the remaining impacted platforms are expected to return to normal operations by mid-2018. As such, the impact to net income and cash available for distribution was approximately $7.0 million in the first quarter of 2018 and the expected impact in the second quarter of 2018 is approximately $2.5 million. We filed a claim under our business continuity insurance and expect to partially recover losses occurring 60 days or more after the incident. Under this claim we received $4.5 million in the first quarter of 2018 and recorded it in Other income in our unaudited condensed consolidated statement of income, and expect to receive approximately $3.5 million later in 2018.

Since the beginning of the fourth quarter of 2017, fields connecting to Odyssey have been offline due to operational issues, and it is expected that they will remain offline through mid-2018. The estimated impact to net income and cash available for distribution for Odyssey and Delta is approximately $4.5 million and $3.5 million in the first and second quarters of 2018, respectively.

In the second quarter of 2018, Mars will experience lower volumes due to a planned producer turnaround. The estimated impact to net income and cash available for distribution is approximately $7.0 million.

For expected capital expenditures in 2018, refer to “Capital Resources and Liquidity - Capital Expenditures”.

Major Expansion Projects

In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We are building two 250,000 barrel working tanks at the existing Houma facility for total project costs of $44.1 million in growth capital expenditures. Since inception, Zydeco has incurred $22.4 million, of which $5.1 million was incurred in the Current Quarter. The project is expected to be completed by the end of 2018. The scope includes interconnecting piping, dike expansion and associated facility work.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to-quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. However, contracts that represented approximately 30% of our revenues for the year ended December 31, 2017 will expire in 2018 and 2019. Our business may be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms.

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

On March 15, 2018, FERC issued its Revised Policy Statement on Treatment of Income Taxes in Docket No. PL17-1-000 eliminating the recovery of an income tax allowance by master limited partnership (“MLP”) oil and gas pipelines in cost-of-service-based rates. FERC issued the Revised Policy Statement following remand of a proceeding from the United States Court of Appeals for the D.C. Circuit. On July 1, 2016, in United Airlines, Inc. v. FERC, the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by an MLP to include an income tax allowance in its cost-of-service rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to a double recovery of income tax costs attributable to regulated service and instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. For crude oil and liquids pipelines, FERC did not propose any industry-wide action regarding review of rates in connection with the Revised Policy Statement. Instead, MLP owned crude oil and liquids pipelines are required to report Page 700 information in their FERC Form 6 annual reports for the year ending December 31, 2017 that reflects elimination of the income tax allowance for both 2016 and 2017 reporting years. FERC intends to address the impact of the elimination of the income tax allowance as part of its five-year review of the oil pipeline rate index level in 2020. FERC will also implement the elimination of the income tax allowance in proceedings involving review of initial cost-of-service rates, rate changes, and rate complaints. For crude oil and liquids pipelines owned by non-MLP partnerships and other pass-through businesses, FERC will address such issues as they arise in subsequent proceedings. We believe that FERC’s decision will not have a material impact on our operations and financial performance. Since FERC only maintains jurisdiction over interstate crude oil and liquids pipelines, the recent decision is not expected to have an impact on rates charged through our offshore operations. FERC also does not maintain jurisdiction over certain of the onshore assets in which we have interests. Rates related to these assets should not be impacted by the FERC decision. For our FERC-regulated rates charged through our interstate crude oil and liquids pipelines, the rates are based on either a negotiated or market-based rate, which are below the cost-of-service rates established by FERC. As such, neither our negotiated nor market-based rate revenue for our FERC-regulated assets would be subject to the income tax recovery disallowance. Additionally, we have evaluated the impact of FERC’s revised policy on our non-operated joint ventures. Due to the nature of their assets, operations and/or their entity form, we do not believe there will be any material impact to their operations and earnings.

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

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2017 Annual Report.

Acquisition Opportunities

We plan to continue to pursue acquisitions of complementary assets from SPLC and other subsidiaries of Shell, as well as from third parties. Since our initial public offering, we have acquired approximately $3,700.0 million of assets from Shell and its affiliates. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism for the foreseeable future. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we will be well positioned to acquire midstream assets from SPLC, other subsidiaries of Shell, and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Results of Operations

The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017 (1)
(in millions of dollars)
Revenue	$99.6	$109.1
Costs and expenses
Operations and maintenance	56.5	32.7
Cost of product sold	6.5	—
General and administrative	14.8	14.1
Depreciation, amortization and accretion	11.4	11.3
Property and other taxes	5.5	4.9
Total costs and expenses	94.7	63.0
Operating income	4.9	46.1
Income from equity investments	40.2	46.7
Dividend income from cost investments	24.9	10.1
Other income	5.4	—
Investment, dividend and other income	70.5	56.8
Interest expense, net	10.6	4.8
Income before income taxes	64.8	98.1
Income tax expense	—	—
Net income	64.8	98.1
Less: Net income attributable to Parent	—	22.5
Less: Net income attributable to noncontrolling interests	0.8	4.8
Net income attributable to the Partnership	$64.0	$70.8
General partner's interest in net income attributable to the Partnership	$27.0	$12.1
Limited Partners' interest in net income attributable to the Partnership	$37.0	$58.7
Adjusted EBITDA attributable to the Partnership(2)	$95.8	$86.6
Cash available for distribution attributable to the Partnership (2)	$80.1	$90.5

(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
(2) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day) (1)	2018	2017
Zydeco – Mainlines	471	592
Zydeco – Other segments	257	555
Zydeco total system	728	1,147
Mars total system	466	440
Bengal total system	531	579
Poseidon total system	239	260
Auger total system	31	92
Delta total system	214	236
Na Kika total system	36	45
Odyssey total system	109	114
LOCAP total system	1,182	1,111
Other systems	366	337

Terminals (2) (5)
Lockport terminaling throughput and storage volumes	246	209

Revenue per barrel ($ per barrel)
Zydeco total system (3)	$0.51	$0.54
Mars total system (3)	1.24	1.46
Bengal total system (3)	0.31	0.34
Auger total system (3)	1.05	1.14
Delta total system (3)	0.55	0.53
Na Kika total system (3)	0.72	0.71
Odyssey total system (3)	0.85	0.95
Lockport total system (4)	0.18	0.24

(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I - Business and Properties - Our Assets and Operations in our 2017 Annual Report.
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended March 31,
(in millions of dollars)	2018	2017 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$64.8	$98.1
Add:
Depreciation, amortization and accretion	11.4	11.3
Interest expense, net	10.6	4.8
Income tax expense	—	—
Cash distribution received from equity investments	51.1	50.7
Less:
Equity method distributions included in other income	0.7	—
Income from equity investments	40.2	46.7
Adjusted EBITDA	97.0	118.2
Less:
Adjusted EBITDA attributable to Parent	—	26.4
Adjusted EBITDA attributable to noncontrolling interests	1.2	5.2
Adjusted EBITDA attributable to the Partnership	95.8	86.6
Less:
Net interest paid attributable to the Partnership (2)	10.6	4.8
Income taxes paid attributable to the Partnership	—	—
Maintenance capex attributable to the Partnership (3)	7.7	5.2
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(1.8)	7.5
Reimbursements from Parent included in partners' capital	4.4	6.4
Cash available for distribution attributable to the Partnership	$80.1	$90.5
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

	Three Months Ended March 31,
	2018	2017 (1)
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$109.0	$116.1
Add:
Interest expense, net	10.6	4.8
Income tax expense	—	—
Return of investment	11.1	6.8
Less:
Change in deferred revenue and other unearned income	(2.0)	8.5
Non-cash interest expense	0.2	—
Change in other assets and liabilities	35.5	1.0
Adjusted EBITDA	97.0	118.2
Less:
Adjusted EBITDA attributable to Parent	—	26.4
Adjusted EBITDA attributable to noncontrolling interests	1.2	5.2
Adjusted EBITDA attributable to the Partnership	95.8	86.6
Less:
Net interest paid attributable to the Partnership (2)	10.6	4.8
Income taxes paid attributable to the Partnership	—	—
Maintenance capex attributable to the Partnership (3)	7.7	5.2
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(1.8)	7.5
Reimbursements from Parent included in partners' capital	4.4	6.4
Cash available for distribution attributable to the Partnership	$80.1	$90.5
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

Current Quarter compared to Comparable Quarter

Revenues

Total revenue decreased by $9.5 million in the Current Quarter as compared to the Comparable Quarter, comprised of $25.3 million related to transportation and terminaling services revenue and $0.4 million in storage revenue, partially offset by an increase of $8.3 million attributable to lease revenue and $7.9 million attributable to product revenue.

Lease revenue increased by $10.2 million for Sand Dollar and decreased $1.9 million for Triton. The increase for Sand Dollar resulted from certain transportation services agreements entered into in May 2017 that are considered operating leases. For Triton, the Current Quarter lease revenue resulted from certain terminaling services agreements entered into in December 2017 that are considered operating leases, whereas lease revenue in the Comparable Quarter resulted from a Colex operating lease that existed in 2017 and terminated upon entering into the terminaling services agreements. The decrease for Triton is due to the non-lease service component of the terminaling services agreements being included in transportation and terminaling services revenue under the new revenue standard.

Transportation services revenue decreased $19.4 million for Zydeco primarily due to being out of service for 49 days as a result of the hydro-test in the Current Quarter. Additionally, there was a decrease in non-mainline shipments due to the disposal of an interplant line in April 2017. Transportation services revenue decreased by $7.7 million for Pecten primarily driven by Auger extended planned maintenance activities and emergency shut-down situations at connected producer facilities and declining production volumes from certain wells. Additionally, Odyssey had a decrease of $1.4 million transportation services revenue, partially offset by an increase of $1.1 million for Sand Dollar.

Product revenue increased by $7.9 million due to the impact of the new revenue standard in the Current Quarter. Product revenue results from allowance oil sales of $3.2 million for Zydeco and $4.7 million for Pecten.

Terminaling services revenue increased by $2.1 million for Triton due to the impact of the new revenue standard. This increase was partially offset by the termination of the terminaling services revenue upon commencement of the terminaling services agreements in December 2017, which are treated as operating leases and impact lease revenue.

Storage revenue decreased $0.4 million primarily related to a reduction in storage volume for Lockport.

Costs and Expenses

Total costs and expenses increased $31.7 million in the Current Quarter due to $23.8 million in higher operations and maintenance expense, $6.5 million higher cost of product sold, $0.7 million higher general and administrative expenses, $0.6 million in higher property taxes due to changes in property tax appraisal estimates, and $0.1 million of additional depreciation expense.

Operations and maintenance expenses increased primarily due to costs associated with the hydro-test of Zydeco in the Current Quarter. Additionally, there was a gain on the sale of allowance oil in the Comparable Quarter as a result of the accounting prior to the adoption of the new revenue standard on January 1, 2018. These increases were partially offset by lower project development and utility costs on Zydeco resulting from lower volumes due to being out of service for 49 days, as well as lower usage fees for Triton due to the commencement of the terminaling services agreements entered into in December 2017.

Cost of product sold in the Current Quarter represents the cost of sales of allowance oil and is a result of the adoption of the new revenue standard.

General and administrative expense increased primarily due to higher allocations of salaries in the Current Quarter under our operating agreements.

Investment, Dividend and Other Income

Investment, dividend and other income increased $13.7 million in the Current Quarter as compared to the Comparable Quarter. Dividend income from cost investments increased by $14.8 million in the Current Quarter related to a one-time dividend declared by Colonial due to a partial release of their deferred tax liability as a result of tax reform rate change. Additionally, Other income increased by $5.4 million primarily related to business continuity insurance proceeds received in connection with the fire at the Enchilada platform impacting Auger. These increases were partially offset by a decrease in Income from equity method investments of $6.5 million. The decrease was primarily a result of lower storage revenue on Mars and lower revenue on Bengal, partially offset by income from Permian Basin which was acquired in October 2017 and an increase in LOCAP net income primarily due to a lower tax provision in the Current Period.

Interest Expense

Interest expense increased by $5.8 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus Comparable Quarter.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We do not currently intend to engage in any offerings of common units for the remainder of 2018, including the issuance of common units under our “at-the-market” equity distribution program. We believe our ability to access credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of March 31, 2018 was $1,700.7 million consisting of $184.7 million cash and cash equivalents and $1,516.0 million of available capacity under our credit facilities.

Credit Facility Agreements

We have entered into the Five Year Revolver due December 2022, the Five Year Fixed Facility and the Five Year Revolver due October 2019 (as defined in Note 8 – Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements) with borrowing capacities of $1,000.0 million, $600.0 million and $760.0 million, respectively. In addition, Zydeco has entered into a revolving credit facility with a borrowing capacity of $30.0 million (the “Zydeco Revolver”).

Borrowings under the Five Year Revolver due December 2022, the Five Year Revolver due October 2019 and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the three months ended March 31, 2018 and 2017 was 3.1% and 2.3%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $274.0 million as of March 31, 2018 would increase our consolidated annual interest expense by approximately $0.3 million. Our current interest rates for outstanding borrowings are 2.7% under our Five Year Revolver due December 2022, 3.0% under our Five Year Revolver due October 2019 and 3.8% under the Zydeco Revolver. Borrowings under the Five Year Fixed Facility bear interest at 3.2% per annum.

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

As of March 31, 2018, we were in compliance with the covenants contained in the Five Year Revolver due December 2022, the Five Year Revolver due October 2019 and the Five Year Fixed Facility, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements and Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Equity Issuances

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units of up to $300.0 million in gross proceeds.

During the three months ended March 31, 2018 and 2017 we did not have any sales under this program.

Public Offerings

On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for $673.3 million net proceeds. Additionally, we completed the sale of 11,029,412 common units in a private placement with Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, for an aggregate purchase price of $300.0 million. For additional information, see Note 9 - Equity (Deficit) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Our Operations

Operating Activities. We generated $109.0 million in cash flow from operating activities in the Current Quarter compared to $116.1 million in the Comparable Quarter. The decrease was primarily driven by a decrease in operating income, decreases in equity investment income and the timing of payment of our accrued liabilities in the Current Quarter.

Investing Activities. Our cash flow provided by investing activities was $1.7 million in the Current Quarter compared to $3.3 million used in investing activities in the Comparable Quarter. The increase in cash flow provided by investing activities was primarily due to return of investment of equity investees and lower maintenance capital expenditures in the Current Quarter. These increases in cash flow provided by investing activities were partially offset by higher expansion capital expenditures and a purchase price adjustment received in the Comparable Quarter related to the acquisition in December 2016.

Financing Activities. Our cash flow used in financing activities was $63.7 million in the Current Quarter compared to $79.9 million in the Comparable Quarter. The decrease in cash flow used in financing activities was primarily due to higher net proceeds from equity offerings, a contribution from our general partner, lower distributions to Parent and noncontrolling interests in the Current Quarter. These decreases in cash flow used in financing activities were partially offset by higher repayments of debt in the Current Quarter as compared to the Comparable Quarter, increased distributions paid to the unitholders and our general partner in the Current Quarter and lower contributions from our Parent.

Capital Expenditures

Our operations can be capital intensive, requiring investments to maintain, expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to acquire additional assets to grow our business, to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities. We regularly explore opportunities to improve service to our customers and maintain or increase our assets’ capacity and revenue. We may incur substantial amounts of capital expenditures in certain periods in connection with large maintenance projects that are intended to only maintain our assets’ capacity or revenue.

We incurred capital expenditures of $13.7 million and $15.2 million for the Current Quarter and the Comparable Quarter, respectively. The decrease in capital expenditures is primarily due to lower spend on directional drill project for Zydeco and the Lockport electrical improvements, offset by increased spend on the Houma tank expansion project in the Current Quarter.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended March 31,
	2018	2017
(in millions of dollars)
Expansion capital expenditures	$4.0	$1.9
Maintenance capital expenditures	5.4	8.6
Total capital expenditures paid	9.4	10.5
Increase in accrued capital expenditures	4.3	4.7
Total capital expenditures incurred	$13.7	$15.2

We expect total capital expenditures to be approximately $66.2 million for 2018, a summary of which is shown in the table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	Three Months Ended March 31, 2018	Nine Months Ended December 31, 2018	Total Expected 2018 Capital Expenditures
(in millions of dollars)
Expansion capital expenditures
Zydeco	$5.5	$29.0	$34.5
Maintenance capital expenditures
Zydeco	7.0	12.5	19.5
Pecten	—	2.5	2.5
Triton	1.2	8.5	9.7
Total maintenance capital expenditures	8.2	23.5	31.7
Total capital expenditures	$13.7	$52.5	$66.2

Total expected expansion capital expenditures for 2018 are primarily related to the Houma tank expansion project on Zydeco.

Zydeco’s maintenance capital expenditures for the three months ended March 31, 2018 were $7.0 million, primarily related to $4.7 million for the directional drill project, as well as improvements at Houma, Port Neches and Calliou Island. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three months ended March 31, 2018, we filed claims for reimbursement from SPLC of $4.4 million. We expect Zydeco’s maintenance capital expenditures to be $12.5 million for the remainder of 2018, of which approximately $5.0 million is for the directional drill project. The majority of the remaining expected spend relates to exposure and pressure cycling mitigation, and various Houma maintenance and pipeline integrity projects.

Pecten had less than $0.1 million in maintenance capital expenditures for the three months ended March 31, 2018. We expect Pecten’s maintenance capital expenditures to be approximately $2.5 million for the remainder of 2018 for electrical improvements and tank maintenance at Lockport.

Triton’s maintenance capital expenditures for the three months ended March 31, 2018 were $1.2 million. This includes vapor recovery assessment, tank work at Colex and Des Plains and occupied building blast assessment. We expect Triton’s maintenance capital expenditures to be approximately $8.5 million for the remainder of 2018 for vapor recovery improvements at Des Plains, and tank and facility work at Colex and Des Plains.

With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contribution

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the acquisition of Permian Basin in October 2017, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We made a capital contribution of $5.0 million in April 2018, and expect that the total capital contribution for 2018 will be approximately $20.0 million.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law by President Trump. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (1) creating a new deduction on certain pass-through income to individual partners; (2) repealing the partnership technical termination rule; (3) creating new limitations on certain deductions and credits, including interest expense deductions; and (4) reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership continue to not be subject to federal income tax under TCJA, and therefore, we believe the TCJA will not have a material impact to the Partnership for 2018.

Contractual Obligations

A summary of our contractual obligations, as of March 31, 2018, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$2.7	$0.2	$0.4	$0.4	$1.7
Lease of platform space and tie-in	6.8	0.2	0.5	0.5	5.6
Capital lease for Port Neches storage tanks (1)	67.6	5.0	10.1	10.1	42.4
Joint tariff agreement	43.3	5.1	10.3	10.3	17.6
Debt obligation (2)	874.0	—	—	874.0	—
Total	$994.4	$10.5	$21.3	$895.3	$67.3
(1) Includes $32.8 million in interest, $24.7 million in principal and $10.1 million in executory costs.
(2) See Note 8 - Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we paid a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015. Upon the in-service date of September 1, 2016, our monthly lease payment was increased to $0.4 million. Under this agreement, in the eighteenth month after the in-service date, actual fixed and variable costs could be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease would be adjusted accordingly and this adjustment would be effective for the remainder of the lease. No adjustment has been made to date. The imputed interest rate on the capital portion of the lease is 15.0%.

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

Environmental Matters and Compliance Costs

Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities. For additional information, refer to Environmental Matters, Items 1 and 2. Business and Properties in our 2017 Annual Report.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates in our 2017 Annual Report. As of March 31, 2018, there have been no significant changes to our critical accounting policies and estimates since our 2017 Annual Report was filed other than those noted below.

Revenue Recognition

We adopted the new revenue standard on January 1, 2018. See Note 2 - Revenue Recognition in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations and system maintenance programs, including pipeline integrity management program testing and related repairs.

•	Changes in tax status or applicable tax laws.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, refined petroleum products and refinery gas.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.

•	Changes in, and availability to us, of the equity and debt capital markets.

•	The factors generally described in Part I, Item 1A. Risk Factors in our 2017 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2018 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report, except as noted below.

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

Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6.5% of our total revenue in both the three months ended March 31, 2018 and 2017, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under the Five Year Revolver due October 2019 and the Five Year Revolver due December 2022. To the extent that interest rates increase, interest expense for these revolvers will also increase. As of March 31, 2018, the Partnership had $274.0 million in outstanding variable rate borrowings under these revolvers. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $0.3 million. As of December 31, 2017, the Partnership had $1,246.9 million in outstanding variable rate borrowings under these revolvers. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1.6 million. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 8 - Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of our borrowings and fair value measurements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding legal proceedings is set forth in Note 12—Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors relating to us are discussed in Part I, Item 1A. Risk Factors in our 2017 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report.

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

During the first quarter of 2018, the RDS Group settled a receivable of $10.5 million with the National Iranian Oil Company (“NIOC”) associated with its previous upstream activities conducted prior to the imposition of European Union sanctions against a payable for freight and ancillary services in relation to oil cargoes purchased in 2016. The net payable of $1.0 million was paid to NIOC in March 2018.

During the first quarter of 2018, the RDS Group paid $6,196 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace and $6,352 for handling cost to the Iranian Civil Aviation Authority. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the first quarter of 2018, RDS Group employees met with Iranian officials in Iran. In relation to these travelling RDS Group employees, $2,566 was paid to Iranian authorities for visas and exit fees; $62 was paid to Bimeh Insurance Company for travel insurance; and $180 was paid to Iranian airlines for flight tickets. The RDS Group also discovered $294 in travel visa costs in relation to Q4 2017 that were not previously disclosed. There was no gross revenue or net profit associated with these transactions. The RDS Group expects to continue discussions with Iranian officials and therefore similar payments may continue in the future.

During the first quarter of 2018, the RDS Group provided downstream retail services to the Iranian Embassy in Switzerland and to the International Islamic Liquidity Management Corporation in Malaysia. These transactions generated gross revenue of $1,370 and an estimated net profit of $80. The RDS Group has no contractual agreement with these parties.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $7.7 million at March 31, 2018) generated non-taxable interest income of $0.1 million, and the RDS Group paid $169 in bank charges in the first quarter of 2018. The RDS Group has made payments amounting to $0.8 million through its account in Karafarin Bank to a variety of non-sanctioned parties.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
3.1	First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of November 3, 2014	8-K	3.1	11/03/2014	001-36710		X
3.2	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated February 26, 2018	8-K	3.1	02/28/2018	001-36710		X
10.1	Common Unit Purchase Agreement dated February 1, 2018, between Shell Midstream Partners, L.P. and Shell Midstream LP Holdings LLC	8-K	10.1	02/05/2018	001-36710		X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)