Form 10-Q
period 2018-06-30
Shell Midstream Partners, L.P.
filed 2018-08-02
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The registrant had 223,811,781 common units outstanding as of August 2, 2018.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$174.9	$137.7
Accounts receivable – third parties, net	19.8	17.2
Accounts receivable – related parties	24.8	23.8
Allowance oil	18.9	12.4
Prepaid expenses	5.2	12.5
Total current assets	243.6	203.6
Equity method investments	820.9	362.6
Property, plant and equipment, net	741.2	736.5
Cost investments	62.1	62.1
Other assets – related parties	2.6	1.7
Total assets	$1,870.4	$1,366.5
LIABILITIES
Current liabilities
Accounts payable – third parties	$4.4	$4.0
Accounts payable – related parties	12.6	11.6
Deferred revenue – third parties	4.8	5.5
Deferred revenue – related party	6.7	13.9
Accrued liabilities – third parties	26.5	12.7
Accrued liabilities – related parties	11.5	7.2
Total current liabilities	66.5	54.9
Noncurrent liabilities
Debt payable – related party	2,091.5	1,844.0
Lease liability	23.9	24.3
Asset retirement obligations	6.7	6.6
Other unearned income	2.6	2.6
Total noncurrent liabilities	2,124.7	1,877.5
Total liabilities	2,191.2	1,932.4
Commitments and Contingencies (Note 12)
EQUITY (DEFICIT)
Common unitholders – public (123,832,233 and 98,832,233 units issued and outstanding as of June 30, 2018 and December 31, 2017)	3,433.9	2,773.5
Common unitholder – SPLC (99,979,548 and 88,950,136 units issued and outstanding as of June 30, 2018 and December 31, 2017)	(219.0)	(507.2)
General partner – SPLC (4,567,588 and 3,832,293 units issued and outstanding as of June 30, 2018 and December 31, 2017)	(3,558.2)	(2,855.5)
Total partners’ capital	(343.3)	(589.2)
Noncontrolling interests	22.5	23.3
Total deficit	(320.8)	(565.9)
Total liabilities and deficit	$1,870.4	$1,366.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$57.0	$59.7	$91.6	$118.9
Transportation, terminaling and storage services – related parties	55.1	39.5	98.4	83.9
Product revenue – third parties	1.4	—	1.4	—
Product revenue – related parties	1.7	—	9.6	—
Lease revenue – related parties	14.1	13.2	27.9	18.7
Total revenue	129.3	112.4	228.9	221.5
Costs and expenses
Operations and maintenance – third parties	24.9	26.5	68.0	45.5
Operations and maintenance – related parties	13.3	10.0	26.7	23.7
Cost of product sold – third parties	1.2	—	1.2	—
Cost of product sold – related parties	1.2	—	7.7	—
General and administrative – third parties	2.2	3.7	4.1	5.7
General and administrative – related parties	13.9	11.6	26.8	23.7
Depreciation, amortization and accretion	11.4	11.3	22.8	22.6
Property and other taxes	4.5	4.2	10.0	9.1
Total costs and expenses	72.6	67.3	167.3	130.3
Operating income	56.7	45.1	61.6	91.2
Income from equity method investments	48.4	44.7	88.6	91.4
Dividend income from cost investments	12.8	9.4	37.7	19.5
Other income	10.9	—	16.3	—
Investment, dividend and other income	72.1	54.1	142.6	110.9
Interest expense, net	13.3	7.5	23.9	12.3
Income before income taxes	115.5	91.7	180.3	189.8
Income tax expense	0.1	—	0.1	—
Net income	115.4	91.7	180.2	189.8
Less: Net income attributable to Parent	—	21.5	—	44.0
Less: Net income attributable to noncontrolling interests	4.7	4.7	5.5	9.5
Net income attributable to the Partnership	$110.7	$65.5	$174.7	$136.3
General partner's interest in net income attributable to the Partnership	$31.6	$14.3	$58.6	$26.4
Limited Partners' interest in net income attributable to the Partnership	$79.1	$51.2	$116.1	$109.9

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.35	$0.29	$0.54	$0.62

Distributions per Limited Partner Unit	$0.3650	$0.3041	$0.7130	$0.5951

Weighted average Limited Partner Units outstanding - Basic and Diluted (in millions):
Common units – public	123.8	88.4	118.9	88.4
Common units – SPLC	100.0	89.0	97.8	88.9
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017 (1)
	(in millions of dollars)
Cash flows from operating activities
Net income	$180.2	$189.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	22.8	22.6
Non-cash interest expense	0.4	0.1
Allowance oil reduction to net realizable value	—	0.3
Undistributed equity earnings	(2.2)	(4.2)
Changes in operating assets and liabilities
Accounts receivable	(3.5)	(14.5)
Allowance oil	(6.5)	0.7
Prepaid expenses and other assets	6.4	1.9
Accounts payable	1.3	4.6
Deferred revenue and other unearned income	(3.3)	10.4
Accrued liabilities	17.6	8.4
Net cash provided by operating activities	213.2	220.1
Cash flows from investing activities
Capital expenditures	(25.1)	(25.8)
Acquisitions from Parent	(481.6)	(210.6)
Contributions to investment	(14.0)	—
Purchase price adjustment	—	0.4
Return of investment	32.6	10.5
April 2017 Divestiture	—	0.8
Net cash used in investing activities	(488.1)	(224.7)
Cash flows from financing activities
Net proceeds from equity offerings	973.3	2.9
Borrowings under credit facilities	1,220.0	580.0
Repayments of credit facilities	(972.9)	—
Contributions from general partner	20.0	0.1
Proceeds from April 2017 Divestiture	—	20.2
Capital distributions to general partner	(738.4)	(419.4)
Distributions to noncontrolling interests	(6.6)	(11.7)
Distributions to unitholders and general partner	(188.8)	(122.2)
Net distributions to Parent	—	(43.2)
Other contributions from Parent	5.9	12.4
Credit facility issuance costs	—	(0.7)
Other	(0.4)	(0.3)
Net cash provided by financing activities	312.1	18.1
Net increase in cash and cash equivalents	37.2	13.5
Cash and cash equivalents at beginning of the period	137.7	122.1
Cash and cash equivalents at end of the period	$174.9	$135.6
Supplemental cash flow information
Non-cash investing and financing transactions
Distribution of working capital to Parent	$—	$(2.8)
Change in accrued capital expenditures	0.5	1.8
Other non-cash contributions from Parent	1.9	1.1
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Noncontrolling Interests	Total
Balance as of December 31, 2017	$2,773.5	$(507.2)	$(2,855.5)	$23.3	$(565.9)
Impact of change in accounting policy (Note 2)	(1.4)	1.0	(2.2)	0.3	(2.3)
Net income	64.5	51.6	58.6	5.5	180.2
Net proceeds from equity offerings	673.3	300.0	—	—	973.3
Contributions from general partner	—	—	20.0	—	20.0
Other contributions from Parent	—	—	7.7	—	7.7
Distributions to unitholders and general partner	(76.0)	(64.4)	(48.4)	—	(188.8)
Distributions to noncontrolling interests	—	—	—	(6.6)	(6.6)
May 2018 Acquisition	—	—	(738.4)	—	(738.4)
Balance as of June 30, 2018	$3,433.9	$(219.0)	$(3,558.2)	$22.5	$(320.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the three and six months ended June 30, 2017 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions and Divestiture).

1. Description of Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (“Operating Company”) or through direct ownership by the Partnership. Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX”.

Description of Business

We are a fee-based, growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of June 30, 2018, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

The following table reflects our ownership, and Shell’s retained ownership as of June 30, 2018:

	SHLX Ownership	Shell’s Retained Ownership

Pecten Midstream LLC (“Pecten”)	100.0%	—%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%	—%
Triton West LLC (“Triton”)	100.0%	—%
Zydeco Pipeline Company LLC (“Zydeco”)	92.5%	7.5%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%	—%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%	—%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%	—%
Bengal Pipeline Company LLC (“Bengal”)	50.0%	—%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%	—%
LOCAP LLC (“LOCAP”)	41.48%	—%
Poseidon Oil Pipeline Company LLC (“Poseidon”)	36.0%	—%
Explorer Pipeline Company (“Explorer”)	12.62%	25.97%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%	—%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%	—%
Colonial Pipeline Company (“Colonial”)	6.0%	10.12%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%	—%

We generate a substantial portion of our revenue under long-term agreements by charging fees for the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and cost method investments. Our operations consist of one reportable segment.

Basis of Presentation

Our unaudited condensed consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2017 Annual Report.

Our consolidated subsidiaries include Pecten, Sand Dollar, Triton, Zydeco, Odyssey and the Operating Company. Asset acquisitions of additional interests in previously consolidated subsidiaries and interests in cost and equity method investments are included in the financial statements prospectively from the effective date of each acquisition. In cases where these types of acquisitions are considered acquisitions of businesses under common control, the financial statements are retrospectively adjusted. As such, all financial results of interests acquired in the May 2017 Acquisition and the December 2017 Acquisition (as defined in Note 3—Acquisitions and Divestiture) have been retrospectively adjusted. For additional common control interests acquired of cost and equity method investments previously owned, only the incremental ownership interest has been retrospectively adjusted. Our unaudited condensed consolidated financial statements were derived from the financial statements and accounting records of SPLC and Shell for the periods prior to acquisition. Specifically, such businesses are reflected for the following periods prior to the effective date of such acquisitions by us:

•	May 2017 Acquisition for periods prior to May 10, 2017; and

•	December 2017 Acquisition for periods prior to December 1, 2017, including the effect of fully consolidating Odyssey.

Our unaudited condensed consolidated statements of income and cash flow for the periods ended June 30, 2017 consist of the combined results of the May 2017 Acquisition and the December 2017 Acquisition prior to the respective acquisition dates, and the consolidated activity of the Partnership. Our unaudited condensed consolidated statement of income excludes the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent. See Note 3 - Acquisitions and Divestiture for definitions and additional information.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2017 Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2018, other than those noted below.

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

In January 2017, the FASB issued ASU 2017-01 to Topic 805, Business Combinations, to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for us as of January 1, 2018. There was no impact on our financial statements as a result of this adoption in relation to our acquisition during the second quarter.

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

	June 30, 2018		December 31, 2017
	Ownership	Amount	Ownership	Amount
Colonial	6.0%	$11.4	6.0%	$11.4
Explorer	12.62%	48.6	12.62%	48.6
Cleopatra	1.0%	2.1	1.0%	2.1
		$62.1		$62.1

As of the adoption of this update on January 1, 2018, and as of June 30, 2018, we did not identify the occurrence of an observable price change or an identification of impairment for these three equity investments. Therefore, the adoption of this update on January 1, 2018 did not have a material impact on our financial statements.

Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 to Topic 842, Leases, which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either a financing lease or operating lease with classification affecting the pattern of expense recognition in the condensed consolidated statements of income and presentation of cash flows in the condensed consolidated statements of cash flows. This update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. For lessors, this update modifies the classification criteria and the accounting for sales-type and direct financing leases. This update is effective on a modified retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We will adopt the new standard on January 1, 2019 and continue to assess its impact to our consolidated financial statements and related disclosures.

Currently, we plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption. We will not reassess whether any contracts entered into prior to adoption are leases. In January 2018, the FASB issued ASU 2018-01 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under existing guidance. We intend to elect this practical expedient. In July 2018, the FASB issued ASU 2018-11 which provides entities an optional transitional relief method that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. This update also provides an optional practical expedient for lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. We are evaluating this most recent update and continue to evaluate all other available transition practical expedients offered in connection with the new standard.

As part of our implementation efforts to date, we have substantially completed the identification and aggregation of our lease contract population. We are reviewing these to determine the transition approach and assess the impact to our condensed consolidated financial statements upon adoption. We are also developing and starting to implement any necessary changes to existing processes and controls.

2. Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 and all related ASU’s to this Topic (collectively, “the new revenue standard”) by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. We recorded a non-cash cumulative effect transition adjustment to increase total opening equity (deficit) of $4.5 million, with the impact primarily due to the earlier recognition of revenue related to deficiency payments under minimum volume commitment contracts. Additionally, we recorded a non-cash cumulative effect transition adjustment related to our equity method investment for Mars which resulted in a total net decrease to total opening equity (deficit) of $2.3 million. See Note 5 - Equity Method Investments for additional information.

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

Our revenues are primarily generated from the transportation, terminaling and storage of crude oil, refinery gas and refined petroleum products through our pipelines, terminals and storage tanks. To identify the performance obligations, we considered all the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when each performance obligation is satisfied under the terms of the contract.

Each barrel of product transported or day of services provided is considered a distinct service that represents a performance obligation that would be satisfied over time if it were accounted for separately. The services provided over the contract period are a series of distinct services that are substantially the same, have the same pattern of transfer to the customer, and therefore, qualify as a single performance obligation. Since the customer simultaneously receives and consumes the benefits of services, we recognize revenue over time based on a measure of progress of volumes transported for transportation services contracts or number of days elapsed for storage and terminaling services contracts.

Product revenue related to allowance oil sales is recognized at the point in time when the control of the oil transfers to the customer.

For all performance obligations, payment is typically due in full within 30 days of the invoice date.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Transportation services revenue – third parties	$54.7	$87.0
Transportation services revenue – related parties (1)	42.2	72.8
Total transportation services revenue	96.9	159.8

Storage services revenue – third parties	2.3	4.6
Storage services revenue – related parties	1.5	2.8
Total storage services revenue	3.8	7.4

Terminaling services revenue – third parties	—	—
Terminaling services revenue – related parties	11.4	22.8
Total terminaling services revenue (2)	11.4	22.8

Product revenue – third parties	1.4	1.4
Product revenue – related parties	1.7	9.6
Total product revenue (3)	3.1	11.0

Total Topic 606 revenue	115.2	201.0
Lease revenue	14.1	27.9
Total revenue	$129.3	$228.9
(1) Transportation services revenue - related parties for the three and six months ended June 30, 2018 includes $1.2 million and $2.4 million, respectively, of the non-lease service component in our transportation services contracts.
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

Reimbursements from customers

Under certain transportation, terminaling and storage service contracts, we receive reimbursements from customers to recover costs of construction, maintenance or operating costs either under a tariff surcharge per volume shipped or under separate reimbursement payments. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these payments in deferred revenue and recognize amounts in revenue over the life of the associated revenue contract as performance obligations are satisfied under the contract. We consider these payments to be revenue because control of the long-lived assets does not transfer to our customer upon completion. Our financial statements were not materially impacted by adoption of the new revenue standard related to reimbursements from customers.

Lease revenue

Certain of our long-term transportation and terminaling services contracts are accounted for as operating leases under Topic 840. These agreements have both a lease component and an implied operation and maintenance service component. We allocate the arrangement consideration between the lease components that fall within the scope of Topic 840 and any non-lease service components within the scope of the new revenue standard based on the relative stand-alone selling price of each component. We estimate the stand-alone selling price of the lease and non-lease service components based on an analysis of service-related and lease-related costs for each contract, adjusted for a representative profit margin. The contracts have a minimum fixed monthly payment for both the lease and non-lease service components. We present the non-lease service components under the new revenue standard within Transportation, terminaling and storage services revenue in the unaudited condensed consolidated statement of income.

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

Impact of adoption

In accordance with the new revenue standard, the following tables summarize the impact of adoption on our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
Unaudited Condensed Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$57.0	$57.3	$(0.3)
Transportation, terminaling and storage services – related parties	55.1	43.7	11.4
Product revenue – third parties	1.4	—	1.4
Product revenue – related parties	1.7	—	1.7
Lease revenue – related parties	14.1	26.6	(12.5)
Costs and expenses
Cost of product sold – third parties	1.2	—	1.2
Cost of product sold – related parties	1.2	—	1.2
Operations and maintenance – third parties	24.9	25.7	(0.8)
Operations and maintenance – related parties	13.3	11.6	1.7
Net income	115.4	116.7	(1.3)

	Six Months Ended June 30, 2018
Unaudited Condensed Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$91.6	$90.9	$0.7
Transportation, terminaling and storage services – related parties	98.4	75.8	22.6
Product revenue – third parties	1.4	—	1.4
Product revenue – related parties	9.6	—	9.6
Lease revenue – related parties	27.9	53.0	(25.1)
Costs and expenses
Cost of product sold – third parties	1.2	—	1.2
Cost of product sold – related parties	7.7	—	7.7
Operations and maintenance – third parties	68.0	69.0	(1.0)
Operations and maintenance – related parties	26.7	22.4	4.3
Net income	180.2	183.1	(2.9)

	June 30, 2018
Unaudited Condensed Consolidated Balance Sheet	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Deferred revenue – related party	$6.7	$8.3	$(1.6)

Contract Balances

We perform our obligations under a contract with a customer by providing services in exchange for consideration from the customer. The timing of our performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. Although we did not have any contract assets as of June 30, 2018, we recognize a contract asset when we transfer goods or services to a customer and contractually bill an amount which is less than the revenue allocated to the related performance obligation. We recognize deferred revenue (contract liability) when the customer’s payment of consideration precedes our performance. The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2018	June 30, 2018
Receivables from contracts with customers – third parties	$17.2	$19.7
Receivables from contracts with customers – related parties	18.8	17.3
Deferred revenue – third parties	5.5	4.8
Deferred revenue – related party	9.4	6.7

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2017	Transition Adjustment	Additions (1)	Reductions (2)	June 30, 2018
Deferred revenue – third parties	$5.5	—	3.4	(4.1)	$4.8
Deferred revenue – related party	$13.9	(4.5)	1.5	(4.2)	$6.7

(1)	Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.

(2)	Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

We currently have no assets recognized from the costs to obtain or fulfill a contract as of June 30, 2018.

Remaining Performance Obligations

As of June 30, 2018, contracts with remaining performance obligations primarily include minimum volume commitment contracts, long-term storage contracts and the service component of transportation and terminaling services contracts accounted for as operating leases.

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of June 30, 2018:

	Total	2018	2019	2020	2021	2022 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts in place as of June 30, 2018 (1)	$642.0	$102.2	$64.3	$50.1	$49.8	$375.6
Revenue expected to be recognized on other multi-year transportation service contracts in place as of June 30, 2018 (2)	47.7	2.7	5.4	5.4	5.4	28.8
Revenue expected to be recognized on multi-year storage service contracts in place as of June 30, 2018	6.0	2.0	4.0	—	—	—
Revenue expected to be recognized on multi-year terminaling service contracts in place as of June 30, 2018 (2)	430.0	22.8	45.7	45.7	45.7	270.1
	$1,125.7	$129.7	$119.4	$101.2	$100.9	$674.5
(1) Excludes revenue deferred for deficiency payments.
(2) Relates to the non-lease service components of certain of our long-term transportation and terminaling service contracts which are accounted for as operating leases.

As an exemption, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less or for variable consideration that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

3. Acquisitions and Divestiture

May 2018 Acquisition

On May 11, 2018, we acquired SPLC’s ownership interests in Amberjack Pipeline Company LLC, a Delaware limited liability company (“Amberjack”), which is comprised of 75% of the issued and outstanding Series A membership interests of Amberjack and 50% of the issued and outstanding Series B membership interests of Amberjack for $1,220.0 million (the “May 2018 Acquisition”). The May 2018 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 9, 2018 (the “May 2018 Purchase and Sale Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We acquired historical carrying value of net assets under common control of $481.6 million which is included in Equity method investments in our unaudited condensed consolidated balance sheet. We recognized $738.4 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the May 2018 Acquisition with $494.0 million in borrowings under our Five Year Revolver due October 2019 (as defined in Note 8—Related Party Debt) and $726.0 million in borrowings under our Five Year Revolver due December 2022 (as defined in Note 8—Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”).

2017 Acquisitions

During 2017, we completed two acquisitions, as described below, that were considered transfers of businesses between entities under common control, and therefore the related acquired assets and liabilities were transferred at historical carrying value. Because these acquisitions were common control transactions in which we acquired businesses, our historical financial statements have been retrospectively adjusted as if we owned the acquired assets and liabilities for all periods presented.

December 2017 Acquisition

On December 1, 2017, we acquired a 100% interest in Triton, 41.48% of the issued and outstanding membership interest in LOCAP, an additional 22.9% interest in Mars, an additional 22.0% interest in Odyssey, and an additional 10.0% interest in Explorer from SPLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) for $825.0 million (the “December 2017 Acquisition”). The December 2017 Acquisition closed pursuant to a Purchase and Sale Agreement (the “December 2017 Purchase and Sale Agreement”) among the Operating Company, us, SPLC and SOPUS. SPLC and SOPUS are each wholly owned subsidiaries of Shell. We funded the cash consideration for the December 2017 Acquisition from $825.0 million in borrowings under the Five Year Revolver due December 2022 (as defined in Note 8—Related Party Debt) and the Five Year Fixed Facility (as defined in Note 8—Related Party Debt).

May 2017 Acquisition

On May 10, 2017, we acquired a 100% interest in Delta, Na Kika and Refinery Gas Pipeline for $630.0 million (the “May 2017 Acquisition”). As part of the May 2017 Acquisition, SPLC and Shell GOM Pipeline Company LP (“Shell GOM”) contributed all but the working capital of Delta and Na Kika to Pecten, and Shell Chemical LP (“Shell Chemical”) contributed all but the working capital of Refinery Gas Pipeline to Sand Dollar. The May 2017 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 4, 2017 (the “May 2017 Purchase and Sale Agreement”), among the Operating Company, us, Shell Chemical, Shell GOM and SPLC. Shell Chemical, Shell GOM and SPLC are each wholly owned subsidiaries of Shell. We funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver due October 2019 (as defined in Note 8—Related Party Debt) and $506.9 million in borrowings under our Five Year Fixed Facility (as defined in Note 8—Related Party Debt).

Retrospective adjusted information tables

The following tables present our results of operations and of cash flows giving effect to the December 2017 Acquisition. This acquisition is accounted for as a transaction between entities under common control and was retrospectively adjusted for the period of our Parent’s ownership prior to the transaction. The historical financial statements already include the effect of retrospectively adjusting for the May 2017 Acquisition. The results of the December 2017 Acquisition prior to the closing date of the acquisition are included in the acquisition column and the consolidated results are included in “Consolidated Results” within the tables below:

	Three Months Ended June 30, 2017
	Shell Midstream Partners, L.P. (1)	December 2017 Acquisition (2)	Consolidated Results
Revenue
Transportation, terminaling and storage services – third parties	$55.3	$4.4	$59.7
Transportation, terminaling and storage services – related parties	23.7	15.8	39.5
Lease revenue – related parties	7.8	5.4	13.2
Total revenue	86.8	25.6	112.4
Costs and expenses
Operations and maintenance – third parties	22.9	3.6	26.5
Operations and maintenance – related parties	7.1	2.9	10.0
General and administrative – third parties	2.8	0.9	3.7
General and administrative – related parties	8.2	3.4	11.6
Depreciation, amortization and accretion	9.6	1.7	11.3
Property and other taxes	3.4	0.8	4.2
Total costs and expenses	54.0	13.3	67.3
Operating income	32.8	12.3	45.1
Income from equity method investments	37.2	7.5	44.7
Dividend income from cost investments	6.2	3.2	9.4
Investment and dividend income	43.4	10.7	54.1
Interest expense, net	7.5	—	7.5
Income before income taxes	68.7	23.0	91.7
Income tax expense	—	—	—
Net income	68.7	23.0	91.7
Less: Net income attributable to Parent	1.0	20.5	21.5
Less: Net income attributable to noncontrolling interests	2.2	2.5	4.7
Net income attributable to the Partnership	$65.5	$—	$65.5
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, including the effect of retrospectively adjusting for the May 2017 Acquisition.
(2) Our Parents’ results of the December 2017 Acquisition for the three months ended June 30, 2017.

	Six Months Ended June 30, 2017
	Shell Midstream Partners, L.P. (1)	December 2017 Acquisition (2)	Consolidated Results
Revenue
Transportation, terminaling and storage services – third parties	$110.8	$8.1	$118.9
Transportation, terminaling and storage services – related parties	52.6	31.3	83.9
Lease revenue – related parties	7.8	10.9	18.7
Total revenue	171.2	50.3	221.5
Costs and expenses
Operations and maintenance – third parties	38.5	7.0	45.5
Operations and maintenance – related parties	18.2	5.5	23.7
General and administrative – third parties	4.6	1.1	5.7
General and administrative – related parties	16.6	7.1	23.7
Depreciation, amortization and accretion	19.1	3.5	22.6
Property and other taxes	7.6	1.5	9.1
Total costs and expenses	104.6	25.7	130.3
Operating income	66.6	24.6	91.2
Income from equity method investments	75.9	15.5	91.4
Dividend income from cost investments	13.5	6.0	19.5
Investment and dividend income	89.4	21.5	110.9
Interest expense, net	12.3	—	12.3
Income before income taxes	143.7	46.1	189.8
Income tax expense	—	—	—
Net income	143.7	46.1	189.8
Less: Net income attributable to Parent	3.0	41.0	44.0
Less: Net income attributable to noncontrolling interests	4.4	5.1	9.5
Net income attributable to the Partnership	$136.3	$—	$136.3
(1) As previously reported in our Quarterly Report on Form 10-Q for the six months ended June 30, 2017, including the effect of retrospectively adjusting for the May 2017 Acquisition.
(2) Our Parents’ results of the December 2017 Acquisition for the six months ended June 30, 2017.

	Six months Ended June 30, 2017
	Shell Midstream Partners, L.P. (1)	December 2017 Acquisition (2)	Consolidated Results

Cash flows from operating activities
Net income	$143.7	$46.1	$189.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	19.1	3.5	22.6
Non-cash interest expense	0.1	—	0.1
Allowance oil reduction to net realizable value	0.3	—	0.3
Undistributed equity earnings	(1.5)	(2.7)	(4.2)
Changes in operating assets and liabilities
Accounts receivable	(14.2)	(0.3)	(14.5)
Allowance oil	0.7	—	0.7
Prepaid expenses and other assets	1.8	0.1	1.9
Accounts payable	5.2	(0.6)	4.6
Deferred revenue and other unearned income	10.4	—	10.4
Accrued liabilities	9.7	(1.3)	8.4
Net cash provided by operating activities	175.3	44.8	220.1
Cash flows from investing activities
Capital expenditures	(20.9)	(4.9)	(25.8)
Acquisitions from Parent	(210.6)	—	(210.6)
Purchase price adjustment	0.4	—	0.4
Return of investment	8.4	2.1	10.5
April 2017 Divestiture	0.8	—	0.8
Net cash used in investing activities	(221.9)	(2.8)	(224.7)
Cash flows from financing activities
Net proceeds from public offerings	2.9	—	2.9
Borrowings under credit facility	580.0	—	580.0
Contributions from general partner	0.1	—	0.1
Proceeds from April 2017 Divestiture	20.2	—	20.2
Capital distributions to general partner	(419.4)	—	(419.4)
Distributions to noncontrolling interests	(6.6)	(5.1)	(11.7)
Distributions to unitholders and general partner	(122.2)	—	(122.2)
Net distributions to Parent	(6.3)	(36.9)	(43.2)
Other contributions from Parent	12.4	—	12.4
Credit facility issuance costs	(0.7)	—	(0.7)
Other	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	60.1	(42.0)	18.1
Net increase in cash and cash equivalents	13.5	—	13.5
Cash and cash equivalents at beginning of the period	121.9	0.2	122.1
Cash and cash equivalents at end of the period	$135.4	$0.2	$135.6
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Distribution of working capital to Parent	$(2.8)	$—	$(2.8)
Change in accrued capital expenditures	2.7	(0.9)	1.8
Other non-cash contributions from Parent	1.1	—	1.1
(1) As previously reported in our Quarterly Report on Form 10-Q for the six months ended June 30, 2017, including the effect of retrospectively adjusting for the May 2017 Acquisition.
(2) Our Parents’ results of the December 2017 Acquisition for the six months ended June 30, 2017.

Divestiture

On April 28, 2017, Zydeco divested a small segment of its pipeline system (the “April 2017 Divestiture”) to SOPUS as part of the Motiva JV separation. The April 2017 Divestiture closed pursuant to a Pipeline Sale and Purchase Agreement (the “April 2017 Pipeline Sale and Purchase Agreement”) dated April 28, 2017 among Zydeco and SOPUS. We received $21.0 million in cash consideration for this sale, of which $19.4 million is attributable to the Partnership. The cash consideration represents $0.8 million for the book value of net assets divested and $20.2 million in excess proceeds received from our Parent. The April 2017 Pipeline Sale and Purchase Agreement contained customary representations and warranties and indemnification by SOPUS.

4. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

Refer to Note 3—Acquisitions and Divestiture for a description of applicable agreements. For a discussion of all other related party acquisition agreements, see Note 4—Related Party Transactions in the Notes to Consolidated Financial Statements of our 2017 Annual Report.

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

During the six months ended June 30, 2018, neither we nor SPLC made any claims for indemnification under the Omnibus Agreement.

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

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both June 30, 2018 and December 31, 2017. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both June 30, 2018 and December 31, 2017.

Other Related Party Balances

Other related party balances consist of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$24.8	$23.8
Prepaid expenses	4.9	11.9
Other assets	2.6	1.7
Accounts payable (1)	12.6	11.6
Deferred revenue	6.7	13.9
Accrued liabilities (2)	11.5	7.2
Debt payable (3)	2,091.5	1,844.0
(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third party expenses incurred by SPLC for our benefit.
(2) As of June 30, 2018, accrued liabilities reflects $11.0 million accrued interest and $0.5 million other accrued liabilities. As of December 31, 2017, accrued liabilities reflects $6.6 million accrued interest and $0.6 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2.5 million and $2.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties, primarily under long-term contracts. We entered into these contracts in the normal course of our business. Related party revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Transportation and terminaling services revenue – related parties	$53.6	$38.1	$95.6	$80.6
Product revenue – related parties	1.7	—	9.6	—
Storage services revenue – related parties	1.5	1.4	2.8	3.3
Lease revenue – related parties	14.1	13.2	27.9	18.7
Total revenue – related parties	$70.9	$52.7	$135.9	$102.6

We have certain transportation and terminaling services agreements with related parties that are considered operating leases under GAAP. Certain of these agreements were entered into for terms of ten years with the option to extend for two additional five year terms, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one year terms. As of June 30, 2018, future minimum payments to be received under the ten-year contract term of these operating leases, which includes both the lease and non-lease service components of these leases, are estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$974.8	$106.4	$212.8	$212.8	$442.8

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

The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers. The related party portion of insurance expense for the three and six months ended June 30, 2018 was $3.7 million and $7.3 million, respectively, and for the three and six months ended June 30, 2017 was $1.4 million and $3.4 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying unaudited condensed consolidated statements of income for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operations and maintenance – related parties	$13.3	$10.0	$26.7	$23.7
General and administrative – related parties	13.9	11.6	26.8	23.7

For a discussion of services performed by Shell on our behalf, see Note 1 - Description of Business and Basis of Presentation - Basis of Presentation in the Notes to Consolidated Financial Statements of our 2017 Annual Report. Pursuant to various operating and administrative management agreements described above, we are allocated indirect operating and general corporate expenses from Shell. Our allocated share of operating expenses, which are included within operations and maintenance – related parties, for the three and six months ended June 30, 2018 were $3.0 million and $7.4 million, respectively, and for the three and six months ended June 30, 2017 were $3.4 million and $7.6 million, respectively. Additionally, our allocated share of general corporate expenses, which are included within general and administrative expenses – related parties, during the three and six months ended June 30, 2018 were $8.3 million and $15.9 million, respectively, and for the three and six months ended June 30, 2017 were $6.3 million and $13.5 million, respectively. Included in these general and administrative expenses for the three and six months ended June 30, 2018 are $2.2 million and $4.3 million, respectively, under the Management Agreement and $2.1 million and $4.2 million, respectively, under the Omnibus Agreement. Included in these general and administrative expenses for the three and six months ended June 30, 2017 are $2.0 million and $4.0 million, respectively, under the Management Agreement and $2.1 million and $4.2 million, respectively, under the Omnibus Agreement.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2018 were $1.7 million and $3.3 million, respectively, and for the three and six months ended June 30, 2017 were $1.5 million and $3.1 million, respectively. Our share of defined contribution benefit plan costs for both the three and six months ended June 30, 2018 were $0.7 million and $1.3 million, respectively, and for the three and six months ended June 30, 2017 were $0.6 million and $1.2 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative expenses

- related parties or operations and maintenance expenses - related parties in the accompanying unaudited condensed consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity and cost method investments in entities, including Colonial and Explorer, in which SPLC also owns interests. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 5 – Equity Method Investments for additional details.

Reimbursements

The following table reflects reimbursements from our Parent for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash received (1)	$4.8	$6.8	$5.9	$9.4
Changes in receivable from Parent (2)	(3.1)	(2.7)	0.2	1.1
Total reimbursements (3)	$1.7	$4.1	$6.1	$10.5
(1) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows.
(2) These reimbursements are included in Other non-cash contributions from Parent in the accompanying consolidated statements of cash flows.
(3) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of equity (deficit) and are exclusive of $1.6 million for the six months ended June 30, 2018 related to contributions from Parent.

During the three and six months ended June 30, 2018, we filed claims for reimbursement from our Parent of $1.7 million and $6.1 million. This reflects our proportionate share of the Zydeco directional drill project costs and expenses. During the three and six months ended June 30, 2017, we filed claims for reimbursement from our parent of $4.1 million and $10.5 million, respectively. This reflects our proportionate share of Zydeco directional drill project costs and expenses of $3.5 million and $9.9 million, respectively. Additionally, this includes reimbursement for the Refinery Gas Pipeline gas to butane service conversion project of $0.6 million for both the three and six months ended June 30, 2017.

5. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	June 30, 2018		December 31, 2017
	Ownership	Investment Amount	Ownership	Investment Amount
Amberjack – Series A / Series B	75.0% / 50.0%	$465.7	—%	$—
Mars	71.5%	168.9	71.5%	187.4
Bengal	50.0%	80.6	50.0%	79.7
Permian Basin	50.0%	61.5	50.0%	49.4
LOCAP	41.48%	8.4	41.48%	6.9
Poseidon	36.0%	—	36.0%	2.3
Proteus	10.0%	16.8	10.0%	17.4
Endymion	10.0%	19.0	10.0%	19.5
		$820.9		$362.6

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of June 30, 2018 and December 31, 2017, the unamortized basis differences included in our equity investments are $42.2 million and $41.4 million, respectively. For the three and six months ended June 30, 2018, the net amortization expense was $0.9 million and $1.9 million, respectively, and for the three and six months ended June 30, 2017, the net amortization expense was $0.9 million and $1.9 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions of $8.9 million and $9.6 million, respectively, in Other income in our unaudited condensed consolidated statement of income for the three and six months ended June 30, 2018. Once our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Our equity method investments balance was affected by the following during the periods indicated:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Distributions Received	Income from Equity Investments	Distributions Received	Income from Equity Investments	Impact of Change in Accounting Policy
Amberjack (1)	$31.9	$16.0	$31.9	$16.0	$—
Mars	25.4	21.2	57.6	46.0	(6.9)
Bengal	4.9	5.4	8.9	9.8	—
Poseidon (2)	8.9	—	18.3	6.4	—
Other (3)	6.3	5.8	11.8	10.4	—
	$77.4	$48.4	$128.5	$88.6	$(6.9)

(1) We acquired an interest in Amberjack in the May 2018 Acquisition. The acquisition of this interest has been accounted for prospectively.
(2) As stated above, the equity method of accounting has been suspended for Poseidon and excess distributions are recorded as Other Income.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion. We acquired a 50.0% interest in Permian Basin in October 2017 from a third party. The acquisition of this interest has been accounted for prospectively.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Distributions Received	Income from Equity Investments	Distributions Received	Income from Equity Investments	Purchase Price Adjustment
Mars (1)	$27.9	$29.7	$62.2	$61.3	$—
Bengal	4.6	5.4	9.3	10.7	—
Poseidon	9.3	6.4	19.3	13.2	—
Other (2)	5.3	3.2	6.9	6.2	(0.4)
	$47.1	$44.7	$97.7	$91.4	$(0.4)
(1) We acquired an additional 22.9% interest in Mars in the December 2017 Acquisition. The financial information presented for the three and six months ended June 30, 2017 has been retrospectively adjusted for the incremental ownership acquired.
(2) Included in Other is the activity associated with our investments in LOCAP, Proteus and Endymion. We acquired a 41.48% interest in LOCAP in the December 2017 Acquisition. The financial information presented for the three and six months ended June 30, 2017 has been retrospectively adjusted for the ownership acquired.

See Note 3 - Acquisitions and Divestiture for additional information regarding the acquisitions of our equity investments. We acquired an additional 22.0% interest in Odyssey on December 1, 2017, which is now being consolidated for all periods presented in these financial statements.

The adoption date of the new revenue standard for the majority of our equity method investments will follow the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin. As a result of adoption of the new revenue standard on January 1, 2018, we recognized our proportionate share of cumulative effect transition adjustments as a decrease to equity (deficit) in the amount of $6.9 million under the modified retrospective transition method, which was due to the Mars transition adjustment on its transportation and dedication agreements which resulted in a deferral of revenue.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments (on a 100% basis):

	Three Months Ended June 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$69.9	$17.5	$52.4	$52.5
Mars	51.8	21.3	30.5	30.5
Bengal	18.1	7.4	10.7	10.7
Poseidon	27.3	7.9	19.4	17.4
Other (2)	38.8	14.7	24.1	21.4
(1) Although our interest in Amberjack was acquired on May 11, 2018, the financial results for the full three months ended June 30, 2018 is presented for comparability.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$132.0	$36.2	$95.8	$95.9
Mars	109.0	43.0	66.0	66.0
Bengal	33.5	14.2	19.3	19.3
Poseidon	56.2	16.5	39.7	36.0
Other (2)	75.4	30.2	45.2	40.2
(1) Although our interest in Amberjack was acquired on May 11, 2018, the financial results for the full six months ended June 30, 2018 is presented for comparability.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended June 30, 2017
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	$66.4	$24.3	$42.1	$42.1
Bengal	18.1	7.1	11.0	10.9
Poseidon	28.5	8.5	20.0	18.6
Other (1)	29.8	10.2	19.6	14.7
(1) Included in Other is the activity associated with our investments in LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2017
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	$131.3	$44.2	$87.1	$87.1
Bengal	35.9	14.3	21.6	21.5
Poseidon	57.4	16.6	40.8	38.0
Other (1)	58.8	20.0	38.8	29.8
(1) Included in Other is the activity associated with our investments in LOCAP, Proteus and Endymion.

Capital Contributions

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the acquisition of Permian Basin in October 2017, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We made capital contributions of $14.0 million in the second quarter of 2018.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	June 30, 2018	December 31, 2017
Land	—	$8.2	$8.2
Building and improvements	10 - 40 years	38.9	38.9
Pipeline and equipment (1)	10 - 30 years	1,155.8	1,153.6
Other	5 - 25 years	17.8	17.8
		1,220.7	1,218.5
Accumulated depreciation and amortization (2)		(548.5)	(526.1)
		672.2	692.4
Construction in progress		69.0	44.1
Property, plant and equipment, net		$741.2	$736.5
(1) As of June 30, 2018 and December 31, 2017, includes cost of $357.9 million and $353.7 million, respectively, related to assets under operating lease (as lessor), which commenced in May 2017 and December 2017. As of both June 30, 2018 and December 31, 2017, includes cost of $22.8 million related to assets under capital lease (as lessee).
(2) As of June 30, 2018 and December 31, 2017, includes accumulated depreciation of $111.2 million and $104.7 million, respectively, related to assets under operating lease (as lessor), which commenced in May 2017 and December 2017. As of June 30, 2018 and December 31, 2017, includes accumulated depreciation of $3.7 million and $3.0 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2018 was $11.4 million and $22.8 million, respectively, and for the three and six months ended June 30, 2017 was $11.3 million and $22.6 million, respectively. Depreciation and amortization expense is included in cost and expenses in the accompanying condensed consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).

7. Accrued Liabilities – Third Parties

Accrued liabilities – third parties consist of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
Transportation, project engineering	$15.1	$6.0
Property taxes	9.2	4.2
Other accrued liabilities	2.2	2.5
Total accrued liabilities – third parties	$26.5	$12.7

See Note 4—Related Party Transactions for a discussion of accrued liabilities – related parties.

8. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	June 30, 2018			December 31, 2017
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Five Year Revolver due December 2022	$1,000.0	$1,000.0	$—	$1,000.0	$1,000.0	$—
Five Year Fixed Facility	600.0	600.0	—	600.0	600.0	—
Five Year Revolver due October 2019 (1)	494.0	760.0	266.0	246.9	760.0	513.1
Zydeco Revolver	—	30.0	30.0	—	30.0	30.0
Unamortized debt issuance costs	(2.5)	n/a	n/a	(2.9)	n/a	n/a
Debt payable – related party	$2,091.5	$2,390.0	$296.0	$1,844.0	$2,390.0	$543.1
(1) On August 1, 2018, the Partnership extended the maturity date. See Note 13 – Subsequent Events for additional information.

For the three and six months ended June 30, 2018, interest and fee expenses associated with our borrowings were $12.9 million and $22.9 million, respectively, of which we paid $7.4 million and $18.5 million, respectively. For the three and six months ended June 30, 2017, interest and fee expenses associated with our borrowings were $6.7 million and $10.7 million, respectively, of which we paid $4.0 million and $7.7 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in a Level 2 instrument. The fair value of our Loan Facility Agreement with STCW with a borrowing capacity of $600.0 million (the “Five Year Fixed Facility”) is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as a Level 2 instrument. As of June 30, 2018, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,094.0 million and $2,088.5 million, respectively. As of December 31, 2017, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $1,846.9 million and $1,858.4 million, respectively.

On May 11, 2018, we funded the May 2018 Acquisition with $494.0 million in borrowings under our five year revolving credit facility with STCW due October 2019 (the “Five Year Revolver due October 2019”) and $726.0 million in borrowings under our five year credit facility due December 2022 (the “Five Year Revolver due December 2022”).

On February 6, 2018, we used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under our Five Year Revolver due October 2019 and $726.0 million of borrowings outstanding under our Five Year Revolver due December 2022.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Borrowings and repayments under our credit facilities for the six months ended June 30, 2018 and 2017 are disclosed in our unaudited condensed consolidated statements of cash flows. See Note 3 – Acquisitions and Divestiture for additional information regarding our use of borrowings. See Note 9 – Equity (Deficit) for additional information regarding the source of our repayments.

9. Equity (Deficit)

Our capital accounts are comprised of 2% general partner interests and 98% limited partner interests. The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under our partnership agreement. Our general partner participates in our distributions and also currently holds incentive distribution rights (“IDR’s”) that entitle it to receive increasing percentages of the cash we distribute from operating surplus.

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300.0 million in gross proceeds.

During the six months ended June 30, 2018, we did not have any sales under this program.

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

Units Outstanding

As of June 30, 2018, we had 223,811,781 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 99,979,548 common units, representing an aggregate 43.8% limited partner interest in us, all of the incentive distribution rights, and 4,567,588 general partner units, representing a 2.0% general partner interest in us.

The changes in the number of units outstanding from December 31, 2017 through June 30, 2018 are as follows:

	Public	SPLC	General
(in units)	Common	Common	Partner	Total
Balance as of December 31, 2017	98,832,233	88,950,136	3,832,293	191,614,662
Units issued in connection with equity offerings	25,000,000	11,029,412	735,295	36,764,707
Balance as of June 30, 2018	123,832,233	99,979,548	4,567,588	228,379,369

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

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	IDR's	2%	Total
		(in millions, except per unit amounts)
February 14, 2017	December 31, 2016	$24.5	$5.9	$18.7	$8.3	$1.2	$58.6	$0.27700
May 12, 2017	March 31, 2017	25.7	25.9	—	10.7	1.3	63.6	0.29100
August 14, 2017	June 30, 2017	26.9	27.0	—	12.9	1.4	68.2	0.30410
November 14, 2017	September 30, 2017	31.4	28.3	—	16.2	1.5	77.4	0.31800
February 14, 2018	December 31, 2017	32.9	29.6	—	18.9	1.7	83.1	0.33300
May 15, 2018	March 31, 2018	43.1	34.8	—	25.7	2.1	105.7	0.34800
August 14, 2018	June 30, 2018 (1)	45.2	36.5	—	29.4	2.3	113.4	0.36500
 (1) For more information see Note 13— Subsequent Events.

Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for both the three and six months ended June 30, 2018 were $2.9 million, and for the three and six months ended June 30, 2017 were $3.4 million and $6.6 million, respectively. Distributions to GEL for its noncontrolling interest in Odyssey for the three and six months ended June 30, 2018 were $1.8 million and $3.7 million, respectively, and for the three and six months ended June 30, 2017 were $2.6 million and $5.1 million, respectively. See Note 4—Related Party Transactions for additional details.

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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$115.4	$91.7	$180.2	$189.8
Less:
Net income attributable to Parent	—	21.5	—	44.0
Net income attributable to noncontrolling interests	4.7	4.7	5.5	9.5
Net income attributable to the Partnership	110.7	65.5	174.7	136.3
Less:
General Partner’s distribution declared	31.7	14.3	59.5	26.3
Limited Partners’ distribution declared on common units	81.7	53.9	159.6	105.5
Income (less than) / in excess of distributions	$(2.7)	$(2.7)	$(44.4)	$4.5

	Three Months Ended June 30, 2018
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$31.7	$81.7	$113.4
Distributions in excess of income	(0.1)	(2.6)	(2.7)
Net income attributable to the Partnership	$31.6	$79.1	$110.7
Weighted average units outstanding (in millions):
Basic and diluted		223.8
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.35

	Six Months Ended June 30, 2018
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$59.5	$159.6	$219.1
Distributions in excess of income	(0.9)	(43.5)	(44.4)
Net income attributable to the Partnership	$58.6	$116.1	$174.7
Weighted average units outstanding (in millions):
Basic and diluted		216.7
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.54

	Three Months Ended June 30, 2017
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$14.3	$53.9	$68.2
Income in excess of distributions	—	(2.7)	(2.7)
Net income attributable to the Partnership	$14.3	$51.2	$65.5
Weighted average units outstanding (in millions) (1):
Basic and diluted		177.4
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.29

	Six Months Ended June 30, 2017
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$26.3	$105.5	$131.8
Income in excess of distributions	0.1	4.4	4.5
Net income attributable to the Partnership	$26.4	$109.9	$136.3
Weighted average units outstanding (in millions) (1):
Basic and diluted		177.3
Net income per Limited Partner Unit (in dollars):
Basic and diluted		$0.62
(1) The subordinated units converted into common units on February 15, 2017 and were considered outstanding common units for the entire period with respect to the weighted average number of units outstanding.

11. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and six months ended June 30, 2018 and 2017 was immaterial.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law by President Trump. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (1) creating a new deduction on certain pass-through income to individual partners; (2) repealing the partnership technical termination rule; (3) creating new limitations on certain deductions and credits, including interest expense deductions; and (4) reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax, and therefore, we believe the TCJA will not have a material impact to the Partnership for 2018.

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

As of both June 30, 2018 and December 31, 2017, we had $0.3 million of accrued liabilities associated with environmental clean-up costs. This accrued liability relates to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington. The costs relate to ongoing groundwater compliance monitoring and other remedial activities.

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

Indemnification

Under our Omnibus Agreement, certain environmental liabilities, tax liabilities, litigation and other matters attributable to the ownership or operation of our assets prior to the IPO are indemnified by SPLC. Other than tax liabilities for which the statute of limitations has not expired, the obligations of SPLC under the Omnibus Agreement expired prior to 2018. See Note 4 - Related Party Transactions for additional information.

Minimum Throughput

On September 1, 2016, the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective and requires monthly payments of approximately $0.4 million. The tariff will be reviewed annually and the rate updated based on the Federal Energy Regulatory Commission (“FERC”) indexing adjustment effective July 1 of each year. Effective July 1, 2018, there was an approximately 4.4% increase to this rate based on FERC indexing adjustment. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

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

13. Subsequent Events

We have evaluated events that have occurred after June 30, 2018 through the issuance of these unaudited condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited condensed consolidated financial statements and accompanying notes.

Distribution

On July 25, 2018, the Board declared a cash distribution of $0.365 per limited partner unit for the three months ended June 30, 2018. The distribution will be paid on August 14, 2018 to unitholders of record as of August 6, 2018.

Credit Facility Agreements

On July 31, 2018, we entered into a seven-year fixed rate credit facility with STCW with a borrowing capacity of $600.0 million (the “Seven Year Fixed Facility”). We incurred an issuance fee of $1.3 million, which will be paid on or about August 7, 2018. The Seven Year Fixed Facility bears an interest rate of 4.06% per annum and matures on July 31, 2025. The Seven Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the Seven Year Fixed Facility. The Seven Year

Fixed Facility was fully drawn on August 1, 2018 and the borrowings were used to partially repay borrowings under the Five Year Revolver due December 2022.

On August 1, 2018, we amended and restated the Five Year Revolver due October 2019 such that the facility will now mature on July 31, 2023 (the “Five Year Revolver due July 2023”). The Five Year Revolver due July 2023 will still bear interest at LIBOR plus a margin. There is no issuance fee associated with this amendment. All other material terms and conditions of the Five Year Revolver due July 2023 remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (“Operating Company”) or through direct ownership by the Partnership. Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX”.

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

The financial information for the three and six months ended June 30, 2017 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions and Divestiture in the Notes to the Unaudited Condensed Consolidated Financial Statements).

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

For a description of our other assets, see Part I, Item 1 - Business and Properties in our 2017 Annual Report.

2018 developments include:

•
May 2018 Acquisition. In May 2018, we entered into a purchase and sale agreement (the “Purchase Agreement”) with SPLC to acquire SPLC’s ownership interests in Amberjack Pipeline Company LLC, a Delaware limited liability company (“Amberjack”), which is comprised of 75% of the issued and outstanding Series A membership interests of Amberjack and 50% of the issued and outstanding Series B membership interests of Amberjack for $1,220.0 million (the “May 2018 Acquisition”). Amberjack is a joint venture with Chevron Pipe Line Company and owns an approximately 335-mile pipeline system in the Gulf of Mexico. We completed the May 2018 Acquisition in the second quarter of 2018 pursuant to the terms of the Purchase Agreement in exchange for payment to SPLC of $1,220.0 million in cash, which we funded with borrowings under existing credit facilities.

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

As a result of outages and repairs related to Hurricane Harvey across several of our assets, as well as the declaration of a force majeure event for Zydeco, we incurred an impact of approximately $10.5 million in 2017 and $0.5 million in the first quarter of 2018 to net income and cash available for distribution. Because we declared a force majeure event for Zydeco, the expiration of unused credits on our committed transportation agreements for months prior to September 2017 has been extended one month. Refer to “Critical Accounting Policies and Estimates - Revenue Recognition” in our 2017 Annual Report for additional information on these agreements.

Executive Overview

Net income was $180.2 million and net income attributable to the Partnership was $174.7 million during the six months ended June 30, 2018. We generated cash from operations of $213.2 million and raised $980.0 million in gross proceeds from the sales of common units. Cash generated was primarily used to pay down debt with Shell Treasury Center (West) Inc. (“STCW”). In addition, we completed the May 2018 Acquisition for $1,220.0 million. As of June 30, 2018, we had cash and cash equivalents of $174.9 million, total debt of $2,091.5 million, and unused capacity under our credit facilities of $296.0 million.

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

•
Growth through strategic acquisitions in key geographies. In May 2018, we completed the acquisition of Amberjack for $1,220.0 million. Upon closing of this transaction, we have completed approximately $2,700.0 million in strategic acquisitions in 2017 and 2018, including products terminals in the Pacific Northwest, Southwest and Midwest regions of the United States, pipeline assets serving growth areas in the Gulf of Mexico, and pipeline assets extending from the Gulf Coast to the upper Midwest. We believe Shell will continue to offer us opportunities to acquire or jointly develop high-quality, midstream assets within its integrated footprint. In addition, we plan to pursue strategic acquisitions from third parties, such as our acquisition of a 50% interest in Permian Basin in October 2017. We plan to further solidify our midstream portfolio and continue to diversify our assets through complementary strategic acquisitions from Shell and third parties.

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

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), insurance costs (including coverage for our consolidated assets and operated joint ventures), utility costs (including electricity and fuel) and repairs and maintenance expenses. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Management performed a strategic evaluation of its insurance coverage and upon renewal of the contracts in the fourth quarter of 2017, all of our insurance coverage is now provided by a wholly owned subsidiary of Shell. This results in both overall cost savings and improved coverage. Our other operations and maintenance expenses generally remain stable across broad ranges of throughput and storage volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during a period. At times, the fluctuation in operations and maintenance expenses may materially increase due to the performance of planned maintenance, such as turnaround work and asset integrity work, and unplanned maintenance, such as repair of damage caused by a natural disaster.

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

Two of our long-term transportation services agreements on the Zydeco system will expire at the end of 2018, and another will expire in mid-2019. These contracts represented approximately 30% of our revenues for the year ended December 31, 2017. We expect the impact to be comparable for 2018. Once these agreements expire, we expect to re-contract the volumes through transportation services agreements similar to our current contracts with “firm” capacity. On June 21, 2018, the Federal Energy Regulatory Commission (“FERC”) granted an Order on Petition for Declaratory Order which allowed a pipeline to conduct an open season in which it offered “firm” capacity for all volumes which were offered in a prior open season. We intend to file a Petition for Declaratory Order with FERC to obtain a similar ruling for the volumes represented by the expiring contracts. We expect these new transportation services agreements to be for approximately the same volumes with existing or new shippers. Additionally, there are financial upsides on the system that we are exploring, such as new connections, that could improve Zydeco’s profitability. However, the market environment at the time of re-contracting will dictate the rates, terms and lengths of the new contracts. Market conditions could adversely or positively impact our ability to re-contract the volumes represented by the expiring agreements on similar terms. We think of these conditions as the “push” and “pull” of the market. On the “push” side, increases or decreases in available crude supply in the Houston market could affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors could impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. On the “pull” side, Louisiana refineries’ availability and crude slates, as well as potential crude export options at Louisiana Gulf Coast ports, could all impact Louisiana demand for crude types arriving in the Houston market.

We do not expect to finalize the re-contracting process for any of the volumes becoming available on the Zydeco system until the fourth quarter of 2018. For any capacity on the Zydeco system that is not contracted under transportation services agreements, we will offer transportation at posted spot rates.

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

We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles. For example, we believe Amberjack will see additional growth from expansion work at current connected platforms, such as Stampede, which achieved first oil in January 2018. Additionally, we expect growth from new platforms such as Big Foot and Claiborne which are expected to come online in the next twelve months.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices fluctuated throughout 2017 and have increased in the first half of 2018. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. We have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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

Other Changes in Customers’ Volumes

Total Zydeco volumes were lower in the three months ended June 30, 2018 (“Current Quarter”) versus the three months ended June 30, 2017 (“Comparable Quarter”) primarily due to the disposal of an interplant line delivering to a connecting refinery during the Comparable Quarter, as well as lower deliveries from Poseidon in the Current Quarter. These lower volumes are partially offset by an increase in barrels originating from Houston and Nederland in the Current Quarter. Total Zydeco volumes were lower in the six months ended June 30, 2018 (“Current Period”) versus the six months ended June 30, 2017 (“Comparable Period”) primarily due to Force Majeure declared due to the hydro-test of the Zydeco pipeline from Houston, Texas to Houma, Louisiana resulting in 49 days of downtime in the Current Period. Additionally, the disposal of an interplant line delivering to a connecting refinery during the Comparable Period resulted in lower volume in the Current Period.

Transportation volumes on Auger were lower in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period primarily due to the continued shut-in of production at certain connected producer facilities caused by the fire at the Enchilada platform in the fourth quarter of 2017.

Transportation volumes on Na Kika were lower in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period driven by customer unplanned maintenance on existing production, as well as planned curtailment to facilitate new wells coming online. The new wells came online in the second quarter of 2018 and are expected to drive better performance in the future. Delta experienced lower transportation volumes in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period due to lower receipts from Na Kika and Odyssey, as well as lower volumes from a third connecting carrier due to quality bank charges they enacted which negatively impacted volumes on their system. Overall Delta volumes are expected to recover in the third quarter of 2018.

Odyssey volumes were lower in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period primarily driven by multiple fields tied back to Odyssey being shut-in for unplanned maintenance since the beginning of the fourth quarter of 2017. These fields came back online early in the third quarter of 2018.

Transportation volumes on Amberjack were higher in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period driven by increased production from two large fields in the central Gulf of Mexico.

Storage volumes on Mars were lower in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period, partially offset by a slight increase in receipt volume from a connecting pipeline system. Additionally, there was a planned producer turnaround in the Current Quarter resulting in lower transportation volumes.

Major Maintenance Projects

On the Zydeco pipeline system, we are in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). The project commenced in the latter half of 2017 and we expect the project to be completed in the first half of 2019. Due to a change in service provider, as well as allowing for performance of the work during optimal weather and water conditions, construction timing has been delayed. Zydeco now expects to incur approximately $39.0 million in maintenance capital expenditures for the total project. Since inception, Zydeco has incurred $25.5 million, and for the three and six months ended June 30, 2018, Zydeco has incurred $1.8 million and $6.5 million, respectively. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During the three and six months ended June 30, 2018, we filed claims for reimbursement from SPLC of $1.7 million and $6.1 million, respectively, which were treated as capital contributions from our Parent.

In June 2017, a small release of approximately 23 gallons of crude oil occurred on the Zydeco pipeline near Erath, Louisiana. The portion of the pipeline impacted was repaired and returned to service. We ran an in-line inspection tool, hydro-tested the system and invested in additional equipment to mitigate the effects of pressure cycling in the future. The hydro-test resulted in the Zydeco pipeline from Houston, Texas to Houma, Louisiana being out of service for 49 days in the first quarter of 2018. Offshore volumes flowing into destination markets were not impacted. The impact to net income and cash available for distribution was approximately $60.0 million in the first quarter of 2018. Final remediation activities were completed in the second quarter of 2018 with no material impact.

In November 2017, the Enchilada platform in Garden Banks Block 128 experienced a fire that resulted in the shut-in of all production flowing through Auger. The platforms contributing a majority of Auger’s daily throughput returned to service in the first quarter of 2018, and the remaining impacted platforms will resume production in the third quarter of 2018. As such, the impact to net income and cash available for distribution was approximately $10.0 million in the first half of 2018 and we do not expect any material impact for the third quarter of 2018. We filed a claim under our business continuity insurance and expect to partially recover losses occurring 60 days or more after the incident. Under this claim we received $6.5 million in the first half of 2018 and recorded it in Other income in our unaudited condensed consolidated statement of income, and expect to receive approximately $2.5 million later in 2018.

In the beginning of the fourth quarter of 2017, fields connecting to Odyssey went offline due to operational issues and came back online early in the third quarter of 2018. The impact to net income and cash available for distribution for Odyssey and Delta was approximately $9.0 million in the first half of 2018.

In the second quarter of 2018, Mars experienced lower volumes due to a planned producer turnaround. The impact to net income and cash available for distribution was approximately $7.0 million.

For expected capital expenditures in 2018, refer to “Capital Resources and Liquidity - Capital Expenditures”.

Major Expansion Projects

In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We are building two 250,000 barrel working tanks at the existing Houma facility for total project costs of $44.1 million in growth capital expenditures. Since inception, Zydeco has incurred $28.1 million, and for the three and six months ended June 30, 2018, Zydeco has incurred $5.7 million and $10.8 million, respectively. The project is expected to be completed during the first quarter of 2019. The scope includes interconnecting piping, dike expansion and associated facility work.

On Amberjack, we expect an increase in volume going forward due to multiple production expansion projects. We anticipate this will result in an increase in equity investment income and distribution received from Amberjack.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to-quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. However, contracts that represented approximately 30% of our revenues for the year ended December 31, 2017 will expire in 2018 and 2019. Our business may be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms. See “Factors Affecting Our Business and Outlook” for additional information.

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

In May 2018, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC’s indexing adjustment methodology by approximately 4.4% starting on July 1, 2018.

On July 18, 2018, FERC issued Order No. 849, which adopts procedures to address the impact of the TCJA and its Revised Policy Statement on Treatment of Income Taxes in Docket No. PL17-1-000, issued on March 15, 2018. FERC contemporaneously issued Order on Rehearing in Docket No. PL17-1-000, which affirms the FERC position in the March 2018 Revised Policy Statement that eliminated the recovery of an income tax allowance by master limited partnership (“MLP”) oil and gas pipelines in cost-of-service-based rates. In Order No. 849, however, FERC has clarified its general disallowance of MLP income tax allowance recovery by providing that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance. FERC will permit an MLP to demonstrate that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” FERC originally issued the March 2018 Revised Policy Statement following remand of a proceeding from the United States Court of Appeals for the D.C. Circuit. In United Airlines, Inc. v. FERC, the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by an MLP to include an income tax allowance in its cost-of-service rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to a double recovery of income tax costs attributable to regulated service and instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs.

As was the case with the March 2018 Revised Policy Statement, FERC did not propose any industry-wide action regarding review of rates for crude oil and liquids pipelines in its July 2018 Orders. MLP owned crude oil and liquids pipelines are now required to report Page 700 information in their FERC Form 6 annual reports for the year ending December 31, 2017 that reflects elimination of the income tax allowance for both 2016 and 2017 reporting years. FERC intends to address the impact of the elimination of the income tax allowance as part of its five-year review of the oil pipeline rate index level in 2020. FERC will also implement the elimination of the income tax allowance in proceedings involving review of initial cost-of-service rates, rate changes, and rate complaints. For crude oil and liquids pipelines owned by non-MLP partnerships and other pass-through businesses, FERC will address such issues as they arise in subsequent proceedings.

We believe that FERC’s recent decisions, including the March 2018 Revised Policy Statement and July 2018 Orders, will not have a material impact on our operations and financial performance. Since FERC only maintains jurisdiction over interstate crude oil and liquids pipelines, the recent decisions are not expected to have an impact on rates charged through our offshore operations. FERC also does not maintain jurisdiction over certain of the onshore assets in which we have interests. Rates related to these assets should not be impacted by the FERC decision. For our FERC-regulated rates charged through our interstate crude oil and liquids pipelines, the rates are based on either a negotiated or market-based rate, which are below the cost-of-service rates established by FERC. As such, neither our negotiated nor market-based rate revenue for our FERC-regulated assets would be subject to the income tax recovery disallowance. Additionally, we have evaluated the impact of FERC’s recent policy changes on our non-operated joint ventures. Due to the nature of their assets, operations and/or their entity form, we do not believe there will be any material impact to their operations and earnings.

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

Acquisition Opportunities

We plan to continue to pursue acquisitions of complementary assets from SPLC and other subsidiaries of Shell, as well as from third parties. Since our initial public offering, we have acquired approximately $4,900.0 million of assets from Shell and its affiliates. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism for the foreseeable future. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we will be well positioned to acquire midstream assets from SPLC, other subsidiaries of Shell, and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash.

Results of Operations

The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
(in millions of dollars)
Revenue	$129.3	$112.4	$228.9	$221.5
Costs and expenses
Operations and maintenance	38.2	36.5	94.7	69.2
Cost of product sold	2.4	—	8.9	—
General and administrative	16.1	15.3	30.9	29.4
Depreciation, amortization and accretion	11.4	11.3	22.8	22.6
Property and other taxes	4.5	4.2	10.0	9.1
Total costs and expenses	72.6	67.3	167.3	130.3
Operating income	56.7	45.1	61.6	91.2
Income from equity method investments	48.4	44.7	88.6	91.4
Dividend income from cost investments	12.8	9.4	37.7	19.5
Other income	10.9	—	16.3	—
Investment, dividend and other income	72.1	54.1	142.6	110.9
Interest expense, net	13.3	7.5	23.9	12.3
Income before income taxes	115.5	91.7	180.3	189.8
Income tax expense	0.1	—	0.1	—
Net income	115.4	91.7	180.2	189.8
Less: Net income attributable to Parent	—	21.5	—	44.0
Less: Net income attributable to noncontrolling interests	4.7	4.7	5.5	9.5
Net income attributable to the Partnership	$110.7	$65.5	$174.7	$136.3
General partner's interest in net income attributable to the Partnership	$31.6	$14.3	$58.6	$26.4
Limited Partners' interest in net income attributable to the Partnership	$79.1	$51.2	$116.1	$109.9
Adjusted EBITDA attributable to the Partnership(2)	$155.2	$82.7	$251.0	$169.3
Cash available for distribution attributable to the Partnership (2)	$136.6	$88.7	$216.7	$179.2

(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
(2) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day) (1)	2018	2017	2018	2017
Zydeco – Mainlines	661	589	566	590
Zydeco – Other segments	230	368	243	461
Zydeco total system	891	957	809	1,051
Amberjack total system	309	274	293	261
Mars total system	451	506	458	473
Bengal total system	567	608	549	594
Poseidon total system	226	257	232	259
Auger total system	48	43	40	67
Delta total system	201	218	208	227
Na Kika total system	41	38	38	42
Odyssey total system	90	115	100	114
LOCAP total system	1,254	1,210	1,218	1,161
Other systems	350	308	358	323

Terminals (2) (5)
Lockport terminaling throughput and storage volumes	234	195	240	202

Revenue per barrel ($ per barrel)
Zydeco total system (3)	$0.81	$0.65	$0.67	$0.59
Amberjack total system (3)	2.48	2.40	2.49	2.42
Mars total system (3)	1.15	1.35	1.20	1.40
Bengal total system (3)	0.34	0.32	0.33	0.33
Auger total system (3)	1.30	1.03	1.33	1.10
Delta total system (3)	0.56	0.53	0.56	0.53
Na Kika total system (3)	0.74	0.71	0.73	0.71
Odyssey total system (3)	0.96	0.95	0.90	0.95
Lockport total system (4)	0.20	0.23	0.19	0.23

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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017 (1)	2018	2017 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$115.4	$91.7	$180.2	$189.8
Add:
Allowance oil reduction to net realizable value	—	0.3	—	0.3
Depreciation, amortization and accretion	11.4	11.3	22.8	22.6
Interest expense, net	13.3	7.5	23.9	12.3
Income tax expense	0.1	—	0.1	—
Cash distribution received from equity method investments	77.4	47.1	128.5	97.7
Less:
Equity method distributions included in other income	8.9	—	9.6	—
Income from equity method investments	48.4	44.7	88.6	91.4
Adjusted EBITDA	160.3	113.2	257.3	231.3
Less:
Adjusted EBITDA attributable to Parent	—	25.4	—	51.7
Adjusted EBITDA attributable to noncontrolling interests	5.1	5.1	6.3	10.3
Adjusted EBITDA attributable to the Partnership	155.2	82.7	251.0	169.3
Less:
Net interest paid attributable to the Partnership (2)	13.2	7.5	23.8	12.3
Income taxes paid attributable to the Partnership	0.1	—	0.1	—
Maintenance capex attributable to the Partnership (3)	5.7	10.4	13.4	15.6
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(1.3)	0.4	(3.1)	7.9
Reimbursements from Parent included in partners' capital	1.7	4.1	6.1	10.5
April 2017 divestiture attributable to the Partnership	—	19.4	—	19.4
Cash available for distribution attributable to the Partnership	$136.6	$88.7	$216.7	$179.2
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

	Six Months Ended June 30,
	2018	2017 (1)
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$213.2	$220.1
Add:
Interest expense, net	23.9	12.3
Income tax expense	0.1	—
Return of investment	32.6	10.5
Less:
Change in deferred revenue and other unearned income	(3.3)	10.4
Non-cash interest expense	0.4	0.1
Change in other assets and liabilities	15.4	1.1
Adjusted EBITDA	257.3	231.3
Less:
Adjusted EBITDA attributable to Parent	—	51.7
Adjusted EBITDA attributable to noncontrolling interests	6.3	10.3
Adjusted EBITDA attributable to the Partnership	251.0	169.3
Less:
Net interest paid attributable to the Partnership (2)	23.8	12.3
Income taxes paid attributable to the Partnership	0.1	—
Maintenance capex attributable to the Partnership (3)	13.4	15.6
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(3.1)	7.9
Reimbursements from Parent included in partners' capital	6.1	10.5
April 2017 divestiture attributable to the Partnership	—	19.4
Cash available for distribution attributable to the Partnership	$216.7	$179.2
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

Current Quarter compared to Comparable Quarter

Revenues

Total revenue increased by $16.9 million in the Current Quarter as compared to the Comparable Quarter, comprised of $12.6 million attributable to transportation and terminaling services revenue, $3.1 million attributable to product revenue, $0.9 million attributable to lease revenue and $0.3 million attributable to storage revenue.

Lease revenue increased by $2.8 million for Sand Dollar and decreased $1.9 million for Triton. The increase for Sand Dollar resulted from certain transportation services agreements entered into in May 2017 that are considered operating leases. For Triton, the Current Quarter lease revenue resulted from certain terminaling services agreements entered into in December 2017 that are considered operating leases, whereas lease revenue in the Comparable Quarter resulted from a Colex operating lease that existed in 2017 and terminated upon entering into the terminaling services agreements. The decrease for Triton is due to the non-lease service component of the terminaling services agreements being included in transportation and terminaling services revenue under the new revenue standard.

Transportation services revenue increased $11.8 million for Zydeco primarily due to an increase in delivered volumes on the mainline, as well as an increase in expiring credits on our committed transportation agreements. Transportation services revenue increased by $1.5 million for Pecten due to an increase in Na Kika volumes in the Current Quarter due to new wells coming online and downtime for maintenance on Auger in the Comparable Quarter. The increase for Pecten was partially offset by the continued downtime of the Enchilada platform following the fire in November 2017, as well as changes in the delivery destinations on Delta. Additionally, Sand Dollar had an increase of $1.1 million. These increases were partially offset by a decrease of $3.0 million for Odyssey primarily due to connecting fields continuing to be offline since the fourth quarter of 2017.

Product revenue increased by $3.1 million due to the impact of the new revenue standard in the Current Quarter. Product revenue results from allowance oil sales for Zydeco and Pecten.

Terminaling services revenue increased by $1.2 million for Triton due to the impact of the new revenue standard. This increase was partially offset by the termination of the terminaling services revenue upon commencement of the terminaling services agreements in December 2017, which are treated as operating leases and impact lease revenue.

Storage revenue increased $0.3 million primarily related to an increase in storage volume for Lockport.

Costs and Expenses

Total costs and expenses increased $5.3 million in the Current Quarter due to $1.7 million in higher operations and maintenance expense, $2.4 million higher cost of product sold, $0.8 million higher general and administrative expenses, $0.3 million in higher property taxes due to changes in property tax appraisal estimates, and $0.1 million of additional depreciation expense.

Operations and maintenance expenses increased primarily due to overall higher project spend in the Current Quarter, as well as higher insurance costs. Additionally, there was a gain on the sale of allowance oil in the Comparable Quarter as a result of the accounting prior to the adoption of the new revenue standard on January 1, 2018.

Cost of product sold in the Current Quarter represents the cost of sales of allowance oil and is a result of the adoption of the new revenue standard.

General and administrative expense increased primarily due to higher allocations of salaries in the Current Quarter under our operating agreements, as well as the allocation of severance expense in the Current Quarter. This increase was partially offset by lower acquisition related expenses, as well as an overall reduction in professional service fees.

Investment, Dividend and Other Income

Investment, dividend and other income increased $18.0 million in the Current Quarter as compared to the Comparable Quarter. Other income increased by $10.9 million primarily related to excess distributions on Poseidon and business continuity insurance proceeds received in connection with the fire at the Enchilada platform impacting Auger. Income from equity method investments increased by $3.7 million. The increase was primarily a result of the equity earnings associated with the May 2018

Acquisition, partially offset by the impact of suspending equity accounting for Poseidon and lower storage revenue on Mars. Dividend income from cost investments increased by $3.4 million in the Current Quarter related to Colonial and Explorer.

Interest Expense

Interest expense increased by $5.8 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus Comparable Quarter.

Current Period compared to Comparable Period

Revenues

Total revenue increased by $7.4 million in the Current Period as compared to the Comparable Period, comprised of an increase of $9.2 million attributable to lease revenue and $11.0 million attributable to product revenue, partially offset by a decrease of $12.6 million attributable to transportation and terminaling services revenue and $0.2 million attributable to storage revenue.

Lease revenue increased by $13.0 million for Sand Dollar and decreased $3.8 million for Triton. The increase for Sand Dollar resulted from certain transportation services agreements entered into in May 2017 that are considered operating leases. For Triton, the Current Period lease revenue resulted from certain terminaling services agreements entered into in December 2017 that are considered operating leases, whereas lease revenue in the Comparable Period resulted from a Colex operating lease that existed in 2017 and terminated upon entering into the terminaling services agreements. The decrease for Triton is due to the non-lease service component of the terminaling services agreements being included in transportation and terminaling services revenue under the new revenue standard.

Transportation services revenue decreased $7.4 million for Zydeco primarily due to being out of service for 49 days as a result of the hydro-test in the Current Period, partially offset by a shift in the composition of volumes between mainline and non-mainline as well as an increase in expiring credits on our committed transportation agreements. Additionally, there was a decrease in non-mainline shipments due to the disposal of an interplant line in April 2017. Transportation services revenue decreased by $6.3 million for Pecten primarily due to the downtime of Auger and the Enchilada platform in the Current Period following the fire in November 2017, declining production volumes from certain wells and lower receipt volumes on Delta from certain connecting carriers. These decreases were partially offset by an increase in Na Kika volumes due to new wells coming online in the latter part of the Current Period, as well as downtime for maintenance on Auger in the Comparable Period. Additionally, Odyssey had a decrease of $4.3 million transportation services revenue, partially offset by an increase of $2.2 million for Sand Dollar.

Product revenue increased by $11.0 million due to the impact of the new revenue standard in the Current Period. Product revenue results from allowance oil sales for Zydeco and Pecten.

Terminaling services revenue increased by $3.2 million for Triton due to the impact of the new revenue standard. This increase was partially offset by the termination of the terminaling services revenue upon commencement of the terminaling services agreements in December 2017, which are treated as operating leases and impact lease revenue.

Storage revenue decreased $0.2 million primarily related to a reduction in storage volume for Zydeco.

Costs and Expenses

Total costs and expenses increased $37.0 million in the Current Period due to $25.5 million in higher operations and maintenance expense, $8.9 million higher cost of product sold, $1.5 million higher general and administrative expenses, $0.9 million in higher property taxes due to changes in property tax appraisal estimates and $0.2 million of additional depreciation expense.

Operations and maintenance expenses increased primarily due to costs associated with the hydro-test of Zydeco in the Current Period, as well as higher insurance costs. Additionally, there was a gain on the sale of allowance oil in the Comparable Period as a result of the accounting prior to the adoption of the new revenue standard on January 1, 2018. These increases were partially offset by lower project development and utility costs on Zydeco resulting from lower volumes due to being out of service for 49 days, as well as lower usage fees for Triton due to the commencement of the terminaling services agreements entered into in December 2017.

Cost of product sold in the Current Period represents the cost of sales of allowance oil and is a result of the adoption of the new revenue standard.

General and administrative expense increased primarily due to higher allocations of salaries in the Current Period under our operating agreements, as well as the allocation of severance expense in the Current Period. This increase was partially offset by lower acquisition related expenses, as well as an overall reduction in professional service fees.

Investment, Dividend and Other Income

Investment, dividend and other income increased $31.7 million in the Current Period as compared to the Comparable Period. Dividend income from cost investments increased by $18.2 million in the Current Period primarily related to a one-time dividend declared by Colonial due to a partial release of their deferred tax liability as a result of tax reform rate change. Additionally, Other income increased by $16.3 million primarily related to excess distributions on Poseidon and business continuity insurance proceeds received in connection with the fire at the Enchilada platform impacting Auger. These increases were partially offset by a decrease in Income from equity method investments of $2.8 million. The decrease was primarily a result of lower storage revenue on Mars, the impact of suspending equity accounting for Poseidon and lower revenue on Bengal. These decreases were partially offset by equity earnings associated with the May 2018 Acquisition, income from Permian Basin which was acquired in October 2017, and an increase in LOCAP net income primarily due to a lower tax provision in the Current Period.

Interest Expense

Interest expense increased by $11.6 million due to additional borrowings outstanding under our credit facilities during the Current Period versus Comparable Period.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We do not currently intend to engage in any offerings of common units for the remainder of 2018, including the issuance of common units under our “at-the-market” equity distribution program. We believe our ability to access credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of June 30, 2018 was $470.9 million consisting of $174.9 million cash and cash equivalents and $296.0 million of available capacity under our credit facilities.

On July 31, 2018, we entered into a seven-year fixed rate credit facility with STCW with a borrowing capacity of $600.0 million (the “Seven Year Fixed Facility”). The Seven Year Fixed Facility was fully drawn on August 1, 2018 and the borrowings were used to partially repay borrowings under the Five Year Revolver due December 2022. On August 1, 2018, we amended and restated the Five Year Revolver due October 2019 such that the facility will now mature on July 31, 2023 (the “Five Year Revolver due July 2023”). See Note 13 – Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Credit Facility Agreements

As of August 1, 2018, we have entered into the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility with borrowing capacities of $600.0 million, $760.0 million, $1,000.0 million and $600.0 million, respectively. In addition, Zydeco has entered into a revolving credit facility with a borrowing capacity of $30.0 million (the “Zydeco Revolver”).

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the six months ended June 30, 2018 and 2017 was 3.2% and 2.5%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $1,494.0 million as of June 30, 2018 would increase our consolidated annual interest expense by approximately $1.9 million. Our current interest rates for outstanding borrowings are 3.3% under our Five Year Revolver due July 2023, 3.4% under our Five Year Revolver due December 2022 and 3.8% under the Zydeco Revolver. Borrowings under the Seven Year Fixed Facility and the Five Year Fixed Facility bear interest at 4.06% and 3.23% per annum, respectively.

The Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022, the Five Year Fixed Facility and the Zydeco Revolver mature on July 31, 2025, July 31, 2023, December 1, 2022, March 1, 2022 and August 6, 2019, respectively. We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of June 30, 2018, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

For definitions and additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements and Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Equity Issuances

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units of up to $300.0 million in gross proceeds.

During the six months ended June 30, 2018, we did not have any sales under this program.

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

Cash Flows from Our Operations

Operating Activities. We generated $213.2 million in cash flow from operating activities in the Current Period compared to $220.1 million in the Comparable Period. The decrease was primarily driven by a decrease in operating income, decreases in equity investment income and the timing of payment of our accrued liabilities in the Current Period.

Investing Activities. Our cash flow used in investing activities was $488.1 million in the Current Period compared to $224.7 million used in investing activities in the Comparable Period. The increase in cash flow used in investing activities was primarily due to higher net acquisitions from Parent in the Current Period and contributions to Permian Basin. These increases in cash flow used in investing activities were partially offset by an increase in the return of investment of equity investees.

Financing Activities. Our cash flow provided by financing activities was $312.1 million in the Current Period compared to $18.1 million in the Comparable Period. The increase in cash flow provided by financing activities was primarily due to higher borrowings under credit facilities, higher net proceeds from equity offerings, a contribution from our general partner, and lower distributions to Parent and noncontrolling interests in the Current Period. These increases in cash flow provided by financing activities were partially offset by higher repayments of debt in the Current Period, higher capital distributions to general partner for acquisitions, increased distributions paid to the unitholders and our general partner in the Current Period, lower proceeds from divestiture, lower contributions from our Parent and lower credit facility issuance costs.

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

We incurred capital expenditures of $25.6 million and $27.6 million for the Current Period and the Comparable Period, respectively. The decrease in capital expenditures is primarily due to lower spend on directional drill project for Zydeco and the Lockport electrical improvements, partially offset by increased spend on the Houma tank expansion project in the Current Period.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in millions of dollars)
Expansion capital expenditures	$5.7	$4.3	$9.7	$6.2
Maintenance capital expenditures	10.0	11.0	15.4	19.6
Total capital expenditures paid	15.7	15.3	25.1	25.8
(Decrease) increase in accrued capital expenditures	(3.8)	(2.9)	0.5	1.8
Total capital expenditures incurred	$11.9	$12.4	$25.6	$27.6

We expect total capital expenditures to be approximately $55.6 million for 2018, a summary of which is shown in the table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	Six Months Ended June 30, 2018	Six Months Ended December 31, 2018	Total Expected 2018 Capital Expenditures
(in millions of dollars)
Expansion capital expenditures
Zydeco	$11.2	$16.0	$27.2
Triton	0.1	—	0.1
Total expansion capital expenditures	11.3	16.0	27.3
Maintenance capital expenditures
Zydeco	11.7	6.5	18.2
Pecten	—	2.5	2.5
Triton	2.6	5.0	7.6
Total maintenance capital expenditures	14.3	14.0	28.3
Total capital expenditures	$25.6	$30.0	$55.6

Total expected expansion capital expenditures for 2018 are primarily related to the Houma tank expansion project on Zydeco.

Zydeco’s maintenance capital expenditures for the three and six months ended June 30, 2018 were $4.7 million and $11.7 million, respectively, primarily related to $1.8 million and $6.5 million, respectively, for the directional drill project, as well as improvements at Houma and Port Neches. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three and six months ended June 30, 2018, we filed claims for reimbursement from SPLC of $1.7 million and $6.1 million, respectively. We expect Zydeco’s maintenance capital expenditures to be $6.5 million for the remainder of 2018, of which approximately $3.5 million is for the directional drill project. The majority of the remaining expected spend relates to exposure and pressure cycling mitigation, and various Houma maintenance and pipeline integrity projects.

Pecten’s maintenance capital expenditures for the three and six months ended June 30, 2018 were less than $0.1 million. We expect Pecten’s maintenance capital expenditures to be approximately $2.5 million for the remainder of 2018 for electrical improvements and tank maintenance at Lockport.

Triton’s maintenance capital expenditures for the three and six months ended June 30, 2018 were $1.4 million and $2.6 million, respectively. This includes vapor recovery assessment, tank work at Colex and Des Plaines and occupied building blast assessment. We expect Triton’s maintenance capital expenditures to be approximately $5.0 million for the remainder of 2018 for vapor recovery improvements at Des Plaines, and tank and facility work at Colex and Des Plaines.

With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contributions

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the acquisition of Permian Basin in October 2017, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We made capital contributions of $14.0 million in the second quarter of 2018, and expect that the total capital contribution for 2018 will be approximately $20.0 million.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law by President Trump. The TCJA makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (1) creating a new deduction on certain pass-through income to individual partners; (2) repealing the partnership technical termination rule; (3) creating new limitations on certain deductions and credits, including interest expense deductions; and (4) reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax, and therefore, we believe the TCJA will not have a material impact to the Partnership for 2018.

Contractual Obligations

A summary of our contractual obligations, as of June 30, 2018, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$2.6	$0.2	$0.4	$0.4	$1.6
Lease of platform space and tie-in	6.7	0.2	0.5	0.5	5.5
Capital lease for Port Neches storage tanks (1)	66.3	5.0	10.1	10.1	41.1
Joint tariff agreement	44.0	5.4	10.8	10.8	17.0
Debt obligation (2)	2,094.0	—	494.0	1,600.0	—
Total	$2,213.6	$10.8	$515.8	$1,621.8	$65.2
(1) Includes $31.8 million in interest, $24.5 million in principal and $10.0 million in executory costs.
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

On September 1, 2016, which is the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective and requires monthly payments of approximately $0.4 million. The tariff will be reviewed annually and the rate updated based on the FERC indexing adjustment effective July 1 of each year. Effective July 1, 2018 there was an approximately 4.4% increase to this rate based on FERC indexing adjustment. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates in our 2017 Annual Report. As of June 30, 2018, there have been no significant changes to our critical accounting policies and estimates since our 2017 Annual Report was filed other than those noted below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the six months ended June 30, 2018 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report, except as noted below.

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

Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6.5% of our total revenue in both the six months ended June 30, 2018 and 2017, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of June 30, 2018, the Partnership had $1,494.0 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our revolving credit facilities would impact the Partnership’s annual interest expense by approximately $1.9 million. We do not currently intend to enter into any interest rate hedging agreements to reduce our exposure to interest rate risks, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 8 - Related Party Debt and Note 13 - Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of our borrowings and fair value measurements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2017, the RDS Group entered into a technology license agreement with Petrochemical Industries Design and Engineering Company (“PIDEC”) to provide license and engineering services to Abadan Oil Refinery Company (“AORC”) in relation to Cansolv sulphur dioxide (SO2) scrubbing technology, as well as a separate end-user license agreement with AORC for a continuing license for the Cansolv SO2 technology once PIDEC’s work at Abadan has been completed. In addition, a separate agreement was signed at the same time between the RDS Group, the Iran branch of Shell Development Iran B.V. (SDI) and PIDEC, for the arrangement of payments due under the license and engineering agreement to be made to SDI in Iran. These agreements generated gross revenue of $691,768 and an estimated net profit of $438,131. The RDS Group does not expect any additional transactions.

In May 2018, SDI agreed to extend the term of memorandum of understanding (“MOU”), originally signed in 2016 with the National Iranian Oil Company, to cover their joint review of a number of oil and gas opportunities. This amendment extends the term of the MOU to August 6th, 2018.

During the second quarter of 2018, the RDS Group paid $7,477 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace (amount includes $12 from Q1 2018 not previously disclosed). There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the second quarter of 2018, RDS Group employees met with Iranian officials in Iran. In relation to these travelling RDS Group employees, $3,850 was paid to Iranian authorities for visas and exit fees; $128 was paid to Bimeh Insurance Company for travel insurance; and $673 was paid to Iranian airlines for flight tickets. The RDS Group also discovered $167 in travel visa costs in relation to Q1 2018 that were not previously disclosed. Additionally, $89 (Q1 2018) and $72 (Q4 2017) in visa costs were incurred by non-US RDS Group affiliates. There was no gross revenue or net profit associated with these transactions.

During the second quarter of 2018, the RDS Group provided downstream retail services to the Iranian Embassy in Switzerland and to the International Islamic Liquidity Management Corporation in Malaysia. These transactions generated gross revenue of $2,209 and an estimated net profit of $128 (Switzerland); $538 gross revenue and an estimated net profit of $31 (Malaysia). The RDS Group has no contractual agreement with these parties.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $7.1 million at June 30, 2018) generated non-taxable interest income of $0.2 million year-to-date, and the RDS Group paid $7 in bank charges in the second quarter of 2018. The RDS Group has made payments amounting to $0.2 million through its account in Karafarin Bank to a variety of non-sanctioned parties.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Purchase and Sale Agreement dated May 9, 2018, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.1	05/14/2018	001-36710		X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)