Form 10-Q
period 2018-09-30
Shell Midstream Partners, L.P.
filed 2018-11-02
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 223,811,781 common units outstanding as of November 2, 2018.

SHELL MIDSTREAM PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$199.5	$137.7
Accounts receivable – third parties, net	18.4	17.2
Accounts receivable – related parties	35.6	23.8
Allowance oil	15.7	12.4
Prepaid expenses	1.5	12.5
Total current assets	270.7	203.6
Equity method investments	819.6	362.6
Property, plant and equipment, net	743.7	736.5
Cost investments	62.1	62.1
Other assets – related parties	2.6	1.7
Total assets	$1,898.7	$1,366.5

LIABILITIES
Current liabilities
Accounts payable – third parties	$4.5	$4.0
Accounts payable – related parties	10.3	11.6
Deferred revenue – third parties	6.3	5.5
Deferred revenue – related party	4.3	13.9
Accrued liabilities – third parties	18.7	12.7
Accrued liabilities – related parties	14.2	7.2
Total current liabilities	58.3	54.9
Noncurrent liabilities
Debt payable – related party	2,090.5	1,844.0
Lease liability	23.8	24.3
Asset retirement obligations	6.7	6.6
Other unearned income	2.6	2.6
Total noncurrent liabilities	2,123.6	1,877.5
Total liabilities	2,181.9	1,932.4
Commitments and Contingencies (Note 12)
EQUITY (DEFICIT)
Common unitholders – public (123,832,233 and 98,832,233 units issued and outstanding as of September 30, 2018 and December 31, 2017)	3,450.6	2,773.5
Common unitholder – SPLC (99,979,548 and 88,950,136 units issued and outstanding as of September 30, 2018 and December 31, 2017)	(205.1)	(507.2)
General partner – SPLC (4,567,588 and 3,832,293 units issued and outstanding as of September 30, 2018 and December 31, 2017)	(3,552.6)	(2,855.5)
Total partners’ capital	(307.1)	(589.2)
Noncontrolling interests	23.9	23.3
Total deficit	(283.2)	(565.9)
Total liabilities and deficit	$1,898.7	$1,366.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$58.6	$57.5	$150.2	$176.4
Transportation, terminaling and storage services – related parties	65.5	47.2	163.9	131.1
Product revenue – third parties	0.8	—	2.2	—
Product revenue – related parties	14.6	—	24.2	—
Lease revenue – related parties	14.0	17.1	41.9	35.8
Total revenue	153.5	121.8	382.4	343.3
Costs and expenses
Operations and maintenance – third parties	20.9	29.5	88.9	75.0
Operations and maintenance – related parties	13.1	11.1	39.8	34.8
Cost of product sold – third parties	0.7	—	1.9	—
Cost of product sold – related parties	13.1	—	20.8	—
General and administrative – third parties	1.2	1.5	5.3	7.2
General and administrative – related parties	12.5	12.1	39.3	35.8
Depreciation, amortization and accretion	11.6	10.7	34.4	33.3
Property and other taxes	2.5	4.5	12.5	13.6
Total costs and expenses	75.6	69.4	242.9	199.7
Operating income	77.9	52.4	139.5	143.6
Income from equity method investments	72.7	49.1	161.3	140.5
Dividend income from cost investments	14.9	7.7	52.6	27.2
Other income	7.8	—	24.1	—
Investment, dividend and other income	95.4	56.8	238.0	167.7
Interest expense, net	19.0	9.7	42.9	22.0
Income before income taxes	154.3	99.5	334.6	289.3
Income tax expense	0.1	—	0.2	—
Net income	154.2	99.5	334.4	289.3
Less: Net income attributable to Parent	—	22.0	—	66.0
Less: Net income attributable to noncontrolling interests	5.9	4.9	11.4	14.4
Net income attributable to the Partnership	$148.3	$72.6	$323.0	$208.9
General partner's interest in net income attributable to the Partnership	$36.0	$17.6	$94.6	$44.0
Limited Partners' interest in net income attributable to the Partnership	$112.3	$55.0	$228.4	$164.9

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.50	$0.31	$1.04	$0.93

Distributions per Limited Partner Unit	$0.3820	$0.3180	$1.0950	$0.9131

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units – public	123.8	90.2	120.6	89.0
Common units – SPLC	100.0	89.0	98.5	89.0
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017 (1)
	(in millions of dollars)
Cash flows from operating activities
Net income	$334.4	$289.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	34.4	33.3
Non-cash interest expense	0.7	0.3
Allowance oil reduction to net realizable value	—	0.3
Undistributed equity earnings	(2.5)	(6.9)
Changes in operating assets and liabilities
Accounts receivable	(12.9)	(1.9)
Allowance oil	(3.3)	(1.7)
Prepaid expenses and other assets	10.1	4.2
Accounts payable	(5.3)	2.8
Deferred revenue and other unearned income	(4.2)	14.0
Accrued liabilities	16.2	12.5
Net cash provided by operating activities	367.6	346.2
Cash flows from investing activities
Capital expenditures	(38.3)	(42.4)
Acquisitions from Parent	(481.6)	(200.7)
Contributions to investment	(21.0)	—
Purchase price adjustment	—	0.4
Return of investment	41.2	13.2
April 2017 Divestiture	—	0.8
Net cash used in investing activities	(499.7)	(228.7)
Cash flows from financing activities
Net proceeds from equity offerings	973.3	277.9
Borrowings under credit facilities	1,820.0	580.0
Repayments of credit facilities	(1,572.9)	(265.0)
Contributions from general partner	20.0	5.8
Proceeds from April 2017 Divestiture	—	20.2
Capital distributions to general partner	(738.4)	(429.3)
Distributions to noncontrolling interests	(11.1)	(16.4)
Distributions to unitholders and general partner	(302.2)	(190.4)
Net distributions to Parent	—	(62.1)
Other contributions from Parent	6.9	13.6
Credit facility issuance costs	(1.3)	(0.7)
Other	(0.4)	(0.5)
Net cash provided by (used in) financing activities	193.9	(66.9)
Net increase in cash and cash equivalents	61.8	50.6
Cash and cash equivalents at beginning of the period	137.7	122.1
Cash and cash equivalents at end of the period	$199.5	$172.7
Supplemental cash flow information
Non-cash investing and financing transactions
Net assets not contributed to the Partnership	$—	$(12.7)
Change in accrued capital expenditures	1.1	0.7
Other contributions from Parent	2.2	1.5
(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Noncontrolling Interests	Total
Balance as of December 31, 2017	$2,773.5	$(507.2)	$(2,855.5)	$23.3	$(565.9)
Impact of change in accounting policy (Note 2)	(1.4)	1.0	(2.2)	0.3	(2.3)
Net income	126.4	102.0	94.6	11.4	334.4
Net proceeds from equity offerings	673.3	300.0	—	—	973.3
Contributions from general partner	—	—	20.0	—	20.0
Other contributions from Parent	—	—	9.0	—	9.0
Distributions to unitholders and general partner	(121.2)	(100.9)	(80.1)	—	(302.2)
Distributions to noncontrolling interests	—	—	—	(11.1)	(11.1)
May 2018 Acquisition	—	—	(738.4)	—	(738.4)
Balance as of September 30, 2018	$3,450.6	$(205.1)	$(3,552.6)	$23.9	$(283.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars. The financial information for the three and nine months ended September 30, 2017 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions and Divestiture).

1. Description of Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (“Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (“general partner” or “sponsor”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX”.

Description of Business

We are a fee-based, growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of September 30, 2018, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

The following table reflects our ownership, and Shell’s retained ownership as of September 30, 2018:

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

Basis of Presentation

Our unaudited condensed consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2017 Annual Report.

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

Our unaudited condensed consolidated statements of income and cash flow for the periods ended September 30, 2017 consist of the combined results of the May 2017 Acquisition and the December 2017 Acquisition prior to the respective acquisition dates, and the consolidated activity of the Partnership. Our unaudited condensed consolidated statement of income excludes the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent. See Note 3 - Acquisitions and Divestiture for definitions and additional information.

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2017 Annual Report. There have been no significant changes to these policies during the nine months ended September 30, 2018, other than those noted below.

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

In January 2017, the FASB issued ASU 2017-01 to Topic 805, Business Combinations, to clarify the definition of a business and to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update was effective for us as of January 1, 2018. There was no impact on our financial statements as a result of this adoption in relation to our acquisition in the second quarter of 2018.

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

	September 30, 2018		December 31, 2017
	Ownership	Amount	Ownership	Amount
Colonial	6.0%	$11.4	6.0%	$11.4
Explorer	12.62%	48.6	12.62%	48.6
Cleopatra	1.0%	2.1	1.0%	2.1
		$62.1		$62.1

As of the adoption of this update on January 1, 2018, and as of September 30, 2018, we did not identify the occurrence of an observable price change or an identification of impairment for these three equity investments. Therefore, the adoption of this update on January 1, 2018 did not have a material impact on our financial statements.

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

Currently, we plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption. We will not reassess whether any contracts entered into prior to adoption are leases. In January 2018, the FASB issued ASU 2018-01 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under existing guidance. We intend to elect this practical expedient. In July 2018, the FASB issued ASU 2018-11 which provides entities an optional transitional relief method that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. This update also provides an optional practical expedient for lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. We currently plan to elect these most recent practical expedients and will continue to evaluate all other available transition practical expedients offered in connection with the new standard.

As part of our implementation efforts to date, we have completed the identification and aggregation of our lease contract population. We have substantially completed our review of these lease contracts to determine the transition approach as well as any necessary changes to existing processes and controls. We expect that the adoption will impact our consolidated financial statements and related disclosures as the standard requires the recognition on the balance sheet of a right-of-use asset and corresponding lease liability for our operating leases where we are the lessee. As our evaluation is ongoing, we have not yet quantified the amount of the asset and liability that will be recognized on our consolidated balance sheet.

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

For all performance obligations, payment is typically due in full within 30 days of the invoice date.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Transportation services revenue – third parties	$56.8	$143.8
Transportation services revenue – related parties (1)	52.0	124.8
Total transportation services revenue	108.8	268.6

Storage services revenue – third parties	1.8	6.4
Storage services revenue – related parties	2.1	4.9
Total storage services revenue	3.9	11.3

Terminaling services revenue – related parties	11.4	34.2
Total terminaling services revenue (2)	11.4	34.2

Product revenue – third parties	0.8	2.2
Product revenue – related parties	14.6	24.2
Total product revenue (3)	15.4	26.4

Total Topic 606 revenue	139.5	340.5
Lease revenue	14.0	41.9
Total revenue	$153.5	$382.4
(1) Transportation services revenue - related parties for the three and nine months ended September 30, 2018 includes $1.2 million and $3.6 million, respectively, of the non-lease service component in our transportation services contracts.
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

Product revenue

We generate revenue by selling accumulated allowance oil inventory to customers. Sale of allowance oil is recorded as product revenue, with specific cost based on a weighted average price per barrel recorded as cost of product sold.

Our contracts and tariffs contain terms for the customer to reimburse us for losses from evaporation or other loss in transit in the form of allowance oil. We obtain control of the excess oil not lost during transportation, if any. Prior to the adoption of the new revenue standard, allowance oil received was recorded as revenue on a gross basis with the resulting actual gain or loss recorded in operations and maintenance expenses. The subsequent sale of allowance oil, net of the product cost, was recorded as operations and maintenance expenses. Under the new revenue standard, we include the excess oil retained during the period, if any, as non-cash consideration and include this amount in the transaction price.

Joint tariff

Under a certain joint tariff agreement, revenues were historically recorded on a net basis as an agent prior to the adoption of the new revenue standard. However, subsequent to the adoption of the new revenue standard, because we control the transportation service before it is transferred to the customer, we are the principal and, therefore, record revenues from this agreement on a gross basis.

Impact of adoption

In accordance with the new revenue standard, the following tables summarize the impact of adoption on our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
Unaudited Condensed Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$58.6	$58.7	$(0.1)
Transportation, terminaling and storage services – related parties	65.5	55.0	10.5
Product revenue – third parties	0.8	—	0.8
Product revenue – related parties	14.6	—	14.6
Lease revenue – related parties	14.0	26.6	(12.6)
Costs and expenses
Operations and maintenance – third parties	20.9	22.3	(1.4)
Operations and maintenance – related parties	13.1	10.7	2.4
Cost of product sold – third parties	0.7	—	0.7
Cost of product sold – related parties	13.1	—	13.1
Net income	154.2	155.9	(1.7)

	Nine Months Ended September 30, 2018
Unaudited Condensed Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$150.2	$149.6	$0.6
Transportation, terminaling and storage services – related parties	163.9	130.8	33.1
Product revenue – third parties	2.2	—	2.2
Product revenue – related parties	24.2	—	24.2
Lease revenue – related parties	41.9	79.6	(37.7)
Costs and expenses
Operations and maintenance – third parties	88.9	91.3	(2.4)
Operations and maintenance – related parties	39.8	33.1	6.7
Cost of product sold – third parties	1.9	—	1.9
Cost of product sold – related parties	20.8	—	20.8
Net income	334.4	339.0	(4.6)

	September 30, 2018
Unaudited Condensed Consolidated Balance Sheet	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase
Deferred revenue – related party	$4.3	$4.2	$0.1

Contract Balances

We perform our obligations under a contract with a customer by providing services in exchange for consideration from the customer. The timing of our performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. Although we did not have any contract assets as of September 30, 2018, we recognize a contract asset when we transfer goods or services to a customer and contractually bill an amount which is less than the revenue allocated to the related performance obligation. We recognize deferred revenue (contract liability) when the customer’s payment of consideration precedes our performance. The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2018	September 30, 2018
Receivables from contracts with customers – third parties	$17.2	$18.4
Receivables from contracts with customers – related parties	18.8	28.8
Deferred revenue – third parties	5.5	6.3
Deferred revenue – related party	9.4	4.3

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2017	Transition Adjustment	Additions (1)	Reductions (2)	September 30, 2018
Deferred revenue – third parties	$5.5	$—	$6.5	$(5.7)	$6.3
Deferred revenue – related party	13.9	(4.5)	2.7	(7.8)	4.3
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.
(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

We currently have no assets recognized from the costs to obtain or fulfill a contract as of September 30, 2018.

Remaining Performance Obligations

As of September 30, 2018, contracts with remaining performance obligations primarily include minimum volume commitment contracts, long-term storage contracts and the service component of transportation and terminaling services contracts accounted for as operating leases.

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of September 30, 2018:

	Total	2018	2019	2020	2021	2022 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts in place as of September 30, 2018 (1)	$590.2	$50.3	$64.3	$50.1	$49.8	$375.7
Revenue expected to be recognized on other multi-year committed shipper transportation contracts in place as of September 30, 2018 (2)	46.4	1.4	5.4	5.4	5.4	28.8
Revenue expected to be recognized on multi-year storage service contracts in place as of September 30, 2018	5.0	1.0	4.0	—	—	—
Revenue expected to be recognized on other multi-year terminaling service contracts in place as of September 30, 2018 (2)	418.6	11.4	45.7	45.7	45.7	270.1
	$1,060.2	$64.1	$119.4	$101.2	$100.9	$674.6
(1) Excludes revenue deferred for deficiency payments.
(2) Relates to the non-lease service components of certain of our long-term transportation and terminaling service contracts which are accounted for as operating leases.

As an allowed exemption, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less or for variable consideration that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

3. Acquisitions and Divestiture

May 2018 Acquisition

On May 11, 2018, we acquired SPLC’s ownership interests in Amberjack Pipeline Company LLC, a Delaware limited liability company (“Amberjack”), which is comprised of 75% of the issued and outstanding Series A membership interests of Amberjack and 50% of the issued and outstanding Series B membership interests of Amberjack for $1,220.0 million (the “May 2018 Acquisition”). The May 2018 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 9, 2018 (the “May 2018 Purchase and Sale Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We acquired historical carrying value of net assets under common control of $481.6 million which is included in Equity method investments in our unaudited condensed consolidated balance sheet. We recognized $738.4 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the May 2018 Acquisition with $494.0 million in borrowings under our Five Year Revolver due July 2023 (as defined in Note 8—Related Party Debt) and $726.0 million in borrowings under our Five Year Revolver due December 2022 (as defined in Note 8—Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”).

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

May 2017 Acquisition

On May 10, 2017, we acquired a 100% interest in Delta, Na Kika and Refinery Gas Pipeline for $630.0 million (the “May 2017 Acquisition”). As part of the May 2017 Acquisition, SPLC and Shell GOM Pipeline Company LP (“Shell GOM”) contributed all but the working capital of Delta and Na Kika to Pecten, and Shell Chemical LP (“Shell Chemical”) contributed all but the working capital of Refinery Gas Pipeline to Sand Dollar. The May 2017 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 4, 2017 (the “May 2017 Purchase and Sale Agreement”), among the Operating Company, us, Shell Chemical, Shell GOM and SPLC. Shell Chemical, Shell GOM and SPLC are each wholly owned subsidiaries of Shell. We funded the May 2017 Acquisition with $50.0 million of cash on hand, $73.1 million in borrowings under our Five Year Revolver due July 2023 (as defined in Note 8—Related Party Debt) and $506.9 million in borrowings under our Five Year Fixed Facility (as defined in Note 8—Related Party Debt).

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

	Three Months Ended September 30, 2017
	Shell Midstream Partners, L.P. (1)	December 2017 Acquisition (2)	Consolidated Results
Revenue
Transportation, terminaling and storage services – third parties	$52.9	$4.6	$57.5
Transportation, terminaling and storage services – related parties	29.8	17.4	47.2
Lease revenue – related parties	11.7	5.4	17.1
Total revenue	94.4	27.4	121.8
Costs and expenses
Operations and maintenance – third parties	25.8	3.7	29.5
Operations and maintenance – related parties	8.4	2.7	11.1
General and administrative – third parties	1.0	0.5	1.5
General and administrative – related parties	8.6	3.5	12.1
Depreciation, amortization and accretion	8.9	1.8	10.7
Property and other taxes	3.6	0.9	4.5
Total costs and expenses	56.3	13.1	69.4
Operating income	38.1	14.3	52.4
Income from equity method investments	41.2	7.9	49.1
Dividend income from cost investments	4.8	2.9	7.7
Other income	0.1	(0.1)	—
Investment, dividend and other income	46.1	10.7	56.8
Interest expense, net	9.7	—	9.7
Income before income taxes	74.5	25.0	99.5
Income tax expense	—	—	—
Net income	74.5	25.0	99.5
Less: Net income attributable to Parent	—	22.0	22.0
Less: Net income attributable to noncontrolling interests	1.9	3.0	4.9
Net income attributable to the Partnership	$72.6	$—	$72.6
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.
(2) Our Parents’ results of the December 2017 Acquisition for the three months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	Shell Midstream Partners, L.P. (1)	December 2017 Acquisition (2)	Consolidated Results
Revenue
Transportation, terminaling and storage services – third parties	$163.7	$12.7	$176.4
Transportation, terminaling and storage services – related parties	82.5	48.6	131.1
Lease revenue – related parties	19.4	16.4	35.8
Total revenue	265.6	77.7	343.3
Costs and expenses
Operations and maintenance – third parties	64.3	10.7	75.0
Operations and maintenance – related parties	26.6	8.2	34.8
General and administrative – third parties	5.6	1.6	7.2
General and administrative – related parties	25.2	10.6	35.8
Depreciation, amortization and accretion	28.0	5.3	33.3
Property and other taxes	11.2	2.4	13.6
Total costs and expenses	160.9	38.8	199.7
Operating income	104.7	38.9	143.6
Income from equity method investments	117.1	23.4	140.5
Dividend income from cost investments	18.3	8.9	27.2
Other income	0.1	(0.1)	—
Investment, dividend and other income	135.5	32.2	167.7
Interest expense, net	22.0	—	22.0
Income before income taxes	218.2	71.1	289.3
Income tax expense	—	—	—
Net income	218.2	71.1	289.3
Less: Net income attributable to Parent	3.0	63.0	66.0
Less: Net income attributable to noncontrolling interests	6.3	8.1	14.4
Net income attributable to the Partnership	$208.9	$—	$208.9
(1) As previously reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, including the effect of retrospectively adjusting for the May 2017 Acquisition.
(2) Our Parents’ results of the December 2017 Acquisition for the nine months ended September 30, 2017.

	Nine months Ended September 30, 2017
	Shell Midstream Partners, L.P. (1)	December 2017 Acquisition (2)	Consolidated Results

Cash flows from operating activities
Net income	$218.2	$71.1	$289.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	28.0	5.3	33.3
Non-cash interest expense	0.3	—	0.3
Allowance oil reduction to net realizable value	0.3	—	0.3
Undistributed equity earnings	(4.1)	(2.8)	(6.9)
Changes in operating assets and liabilities
Accounts receivable	(0.9)	(1.0)	(1.9)
Allowance oil	(1.7)	—	(1.7)
Prepaid expenses and other assets	4.4	(0.2)	4.2
Accounts payable	3.6	(0.8)	2.8
Deferred revenue and other unearned income	14.0	—	14.0
Accrued liabilities	13.9	(1.4)	12.5
Net cash provided by operating activities	276.0	70.2	346.2
Cash flows from investing activities
Capital expenditures	(35.5)	(6.9)	(42.4)
Acquisitions from Parent	(200.7)	—	(200.7)
Purchase price adjustment	0.4	—	0.4
Return of investment	12.3	0.9	13.2
April 2017 Divestiture	0.8	—	0.8
Net cash used in investing activities	(222.7)	(6.0)	(228.7)
Cash flows from financing activities
Net proceeds from equity offerings	277.9	—	277.9
Borrowings under credit facility	580.0	—	580.0
Repayment of credit facilities	(265.0)	—	(265.0)
Contributions from general partner	5.8	—	5.8
Proceeds from April 2017 Divestiture	20.2	—	20.2
Capital distributions to general partner	(429.3)	—	(429.3)
Distributions to noncontrolling interests	(8.6)	(7.8)	(16.4)
Distributions to unitholders and general partner	(190.4)	—	(190.4)
Net distributions to Parent	(6.3)	(55.8)	(62.1)
Other contributions from Parent	13.6	—	13.6
Credit facility issuance costs	(0.7)	—	(0.7)
Other	(0.5)	—	(0.5)
Net cash used in financing activities	(3.3)	(63.6)	(66.9)
Net increase in cash and cash equivalents	50.0	0.6	50.6
Cash and cash equivalents at beginning of the period	121.9	0.2	122.1
Cash and cash equivalents at end of the period	$171.9	$0.8	$172.7
Supplemental Cash Flow Information
Non-cash investing and financing transactions
Net assets not contributed to the Partnership	$(12.7)	$—	$(12.7)
Change in accrued capital expenditures	1.5	(0.8)	0.7
Other contributions from Parent	1.5	—	1.5
(1) As previously reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, including the effect of retrospectively adjusting for the May 2017 Acquisition.
(2) Our Parents’ results of the December 2017 Acquisition for the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2018, neither we nor SPLC made any claims for indemnification under the Omnibus Agreement.

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

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both September 30, 2018 and December 31, 2017. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both September 30, 2018 and December 31, 2017.

Other Related Party Balances

Other related party balances consist of the following:

	September 30, 2018	December 31, 2017
Accounts receivable	$35.6	$23.8
Prepaid expenses	1.4	11.9
Other assets	2.6	1.7
Accounts payable (1)	10.3	11.6
Deferred revenue	4.3	13.9
Accrued liabilities (2)	14.2	7.2
Debt payable (3)	2,090.5	1,844.0
(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third party expenses incurred by SPLC for our benefit.
(2) As of September 30, 2018, accrued liabilities reflects $13.6 million accrued interest and $0.6 million other accrued liabilities. As of December 31, 2017, accrued liabilities reflects $6.6 million accrued interest and $0.6 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $3.5 million and $2.9 million as of September 30, 2018 and December 31, 2017, respectively.

Related Party Credit Facilities

We have entered into four credit facilities with STCW: the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility. Zydeco has also entered into the Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 8—Related Party Debt and Note 8—Related Party Debt in the Notes to Consolidated Financial Statements of our 2017 Annual Report.

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties, primarily under long-term contracts. We entered into these contracts in the normal course of our business. Related party revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Transportation and terminaling services revenue – related parties	$63.4	$45.8	$159.0	$126.4
Product revenue – related parties	14.6	—	24.2	—
Storage services revenue – related parties	2.1	1.4	4.9	4.7
Lease revenue – related parties	14.0	17.1	41.9	35.8
Total revenue – related parties	$94.1	$64.3	$230.0	$166.9

We have certain transportation and terminaling services agreements with related parties that are considered operating leases under GAAP. Certain of these agreements were entered into for terms of ten years with the option to extend for two additional five year terms, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one year terms. As of September 30, 2018, future minimum payments to be received under the ten-year contract term of these operating leases, which includes both the lease and non-lease service components of these leases, are estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$948.1	$106.4	$212.8	$212.8	$416.1

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

The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers. The related party portion of insurance expense, which is included within operations and maintenance – related parties, for the three and nine months ended September 30, 2018 was $3.7 million and $11.0 million, respectively, and for the three and nine months ended September 30, 2017 was $1.9 million and $5.3 million, respectively.

The following table shows related party expenses, including personnel costs described above, incurred by Shell and SPLC on our behalf that are reflected in the accompanying unaudited condensed consolidated statements of income for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operations and maintenance – related parties	$13.1	$11.1	$39.8	$34.8
General and administrative – related parties	12.5	12.1	39.3	35.8

For a discussion of services performed by Shell on our behalf, see Note 1 - Description of Business and Basis of Presentation - Basis of Presentation in the Notes to Consolidated Financial Statements of our 2017 Annual Report. Pursuant to various operating and administrative management agreements described above, we are allocated indirect operating and general corporate expenses from Shell. Our allocated share of operating expenses, which are included within operations and maintenance – related parties, for the three and nine months ended September 30, 2018 were $3.4 million and $10.8 million, respectively, and for the three and nine months ended September 30, 2017 were $3.4 million and $11.0 million, respectively. Additionally, our allocated share of general corporate expenses, which are included within general and administrative – related parties, during the three and nine months ended September 30, 2018 were $9.7 million and $25.6 million, respectively, and for the three and nine months ended September 30, 2017 were $6.2 million and $19.7 million, respectively. Included in general and administrative – related parties for the three and nine months ended September 30, 2018 are $2.1 million and $6.4 million, respectively, under the Management Agreement and $2.2 million and $6.4 million, respectively, under the Omnibus Agreement. Included in general and administrative – related parties for the three and nine months ended September 30, 2017 are $2.1 million and $6.1 million, respectively, under the Management Agreement and $2.2 million and $6.4 million, respectively, under the Omnibus Agreement.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2018 were $1.6 million and $4.9 million, respectively, and for the three and nine months ended September 30, 2017 were $1.7 million and $4.8 million, respectively. Our share of defined contribution benefit plan costs for the three and nine months ended September 30, 2018 were $0.6 million and $1.9 million, respectively, and for the three and nine months ended September 30, 2017 were $0.7 million and $1.9 million, respectively. Pension and defined contribution benefit plan expenses are included in either general and administrative – related parties or operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.

Equity and Cost Method Investments

We have equity and cost method investments in entities, including Explorer and Colonial, in which SPLC also owns interests. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 5 – Equity Method Investments for additional details.

Reimbursements

The following table reflects reimbursements from our Parent for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash received (1)	$1.0	$2.7	$6.9	$12.1
Changes in receivable from Parent (1)	0.1	0.4	0.3	1.5
Total reimbursements (2)	$1.1	$3.1	$7.2	$13.6
(1) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2018.
(2) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of equity (deficit) and are exclusive of $1.8 million for the nine months ended September 30, 2018 related to contributions from Parent.

During the three and nine months ended September 30, 2018, we filed claims for reimbursement from our Parent of $1.1 million and $7.2 million, respectively. This reflects our proportionate share of the Zydeco directional drill project costs and expenses. During the three and nine months ended September 30, 2017, we filed claims for reimbursement from our parent of $3.1 million and $13.6 million, respectively. This reflects our proportionate share of Zydeco directional drill project costs and expenses of $2.2 million and $12.1 million, respectively. Additionally, this includes reimbursement for the Refinery Gas Pipeline gas to butane service conversion project of $0.9 million and $1.5 million for the three and nine months ended September 30, 2017, respectively.

5. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	September 30, 2018		December 31, 2017
	Ownership	Investment Amount	Ownership	Investment Amount
Amberjack – Series A / Series B (1)	75.0% / 50.0%	$462.8	—%	$—
Mars	71.5%	166.0	71.5%	187.4
Bengal	50.0%	80.8	50.0%	79.7
Permian Basin	50.0%	66.6	50.0%	49.4
LOCAP	41.48%	8.4	41.48%	6.9
Poseidon	36.0%	—	36.0%	2.3
Proteus	10.0%	16.5	10.0%	17.4
Endymion	10.0%	18.5	10.0%	19.5
		$819.6		$362.6
(1) We acquired an interest in Amberjack in the May 2018 Acquisition. The acquisition of this interest has been accounted for prospectively.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of September 30, 2018 and December 31, 2017, the unamortized basis differences included in our equity investments are $41.3 million and $41.4 million, respectively. For the three and nine months ended September 30, 2018, the net amortization expense was $0.9 million and $2.8 million, respectively, and for the three and nine months ended September 30, 2017, the net amortization expense was $1.0 million and $2.9 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions of $7.8 million and $17.4 million, respectively, in Other income for the three and nine months ended September 30, 2018. Once our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Our equity method investments balance was affected by the following during the periods indicated:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Distributions Received	Income from Equity Investments	Distributions Received	Income from Equity Investments	Impact of Change in Accounting Policy
Amberjack (1)	$35.9	$33.0	$67.8	$49.0	$—
Mars	33.0	30.1	90.6	76.1	(6.9)
Bengal	5.1	5.3	14.0	15.1	—
Poseidon (2)	7.8	—	26.1	6.4	—
Other (3)	7.1	4.3	18.9	14.7	—
	$88.9	$72.7	$217.4	$161.3	$(6.9)
(1) We acquired an interest in Amberjack in the May 2018 Acquisition. The acquisition of this interest has been accounted for prospectively.
(2) As stated above, the equity method of accounting has been suspended for Poseidon and excess distributions are recorded in Other income.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Distributions Received	Income from Equity Investments	Distributions Received	Income from Equity Investments	Purchase Price Adjustment
Mars (1)	$32.9	$32.4	$95.1	$93.7	$—
Bengal	5.5	6.2	14.8	16.9	—
Poseidon	9.6	7.3	28.9	20.5	—
Other (2)	1.1	3.2	8.0	9.4	(0.4)
	$49.1	$49.1	$146.8	$140.5	$(0.4)
(1) We acquired an additional 22.9% interest in Mars in the December 2017 Acquisition. The financial information presented for the three and nine months ended September 30, 2017 has been retrospectively adjusted for the incremental ownership acquired.
(2) Included in Other is the activity associated with our investments in LOCAP, Proteus and Endymion. We acquired a 41.48% interest in LOCAP in the December 2017 Acquisition. The financial information presented for the three and nine months ended September 30, 2017 has been retrospectively adjusted for the ownership acquired.

See Note 3 - Acquisitions and Divestiture for additional information regarding the acquisitions of our equity investments. We acquired an additional 22.0% interest in Odyssey on December 1, 2017, which is now being consolidated for all periods presented in these financial statements.

The adoption date of the new revenue standard for the majority of our equity method investments will follow the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin. As a result of adoption of the new revenue standard on January 1, 2018, we recognized our proportionate share of cumulative effect transition adjustments as a decrease to opening equity (deficit) in the amount of $6.9 million under the modified retrospective transition method, which was due to the Mars transition adjustment on its transportation and dedication agreements which resulted in a deferral of revenue.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments (on a 100% basis):

	Three Months Ended September 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$82.0	$17.7	$64.3	$64.3
Mars	69.4	26.5	42.9	43.0
Bengal	17.6	7.3	10.3	10.4
Poseidon	27.8	10.0	17.8	15.7
Other (1)	36.6	17.6	19.0	16.5
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Nine Months Ended September 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$123.4	$28.1	$95.3	$95.4
Mars	178.4	69.5	108.9	109.0
Bengal	51.1	21.5	29.6	29.7
Poseidon	84.0	26.5	57.5	51.7
Other (2)	112.0	47.8	64.2	56.7
(1) Our interest in Amberjack was acquired on May 11, 2018. Amberjack total revenues, total operating expenses and operating income (on a 100% basis) was $214.0 million, $53.8 million and $160.2 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended September 30, 2017
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	$66.0	$19.5	$46.5	$46.5
Bengal	18.7	6.8	11.9	11.9
Poseidon	30.6	8.2	22.4	20.7
Other (1)	30.7	10.9	19.8	15.4
(1) Included in Other is the activity associated with our investments in LOCAP, Proteus and Endymion.

	Nine Months Ended September 30, 2017
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	$197.3	$63.7	$133.6	$133.6
Bengal	54.6	21.1	33.5	33.4
Poseidon	88.0	24.8	63.2	58.7
Other (1)	89.5	31.0	58.5	45.2
(1) Included in Other is the activity associated with our investments in LOCAP, Proteus and Endymion.

Capital Contributions

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the acquisition of Permian Basin in October 2017, we make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We have made capital contributions of $21.0 million during the first nine months of 2018.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	September 30, 2018	December 31, 2017
Land	—	$11.7	$8.2
Building and improvements	10 - 40 years	39.5	38.9
Pipeline and equipment (1)	10 - 30 years	1,164.1	1,153.6
Other	5 - 25 years	17.8	17.8
		1,233.1	1,218.5
Accumulated depreciation and amortization (2)		(562.6)	(526.1)
		670.5	692.4
Construction in progress		73.2	44.1
Property, plant and equipment, net		$743.7	$736.5
(1) As of September 30, 2018 and December 31, 2017, includes cost of $362.6 million and $353.7 million, respectively, related to assets under operating lease (as lessor), which commenced in May 2017 and December 2017. As of both September 30, 2018 and December 31, 2017, includes cost of $22.8 million related to assets under capital lease (as lessee).
(2) As of September 30, 2018 and December 31, 2017, includes accumulated depreciation of $117.3 million and $104.7 million, respectively, related to assets under operating lease (as lessor), which commenced in May 2017 and December 2017. As of September 30, 2018 and December 31, 2017, includes accumulated depreciation of $4.1 million and $3.0 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2018 was $11.6 million and $34.4 million, respectively, and for the three and nine months ended September 30, 2017 was $10.7 million and $33.3 million, respectively. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).

7. Accrued Liabilities – Third Parties

Accrued liabilities – third parties consist of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
Project accruals	$5.8	$6.0
Property taxes	11.0	4.2
Other accrued liabilities	1.9	2.5
Total accrued liabilities – third parties	$18.7	$12.7

See Note 4—Related Party Transactions for a discussion of accrued liabilities – related parties.

8. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	September 30, 2018			December 31, 2017
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Seven Year Fixed Facility	$600.0	$600.0	$—	$—	$—	$—
Five Year Revolver due July 2023 (1)	494.0	760.0	266.0	246.9	760.0	513.1
Five Year Revolver due December 2022	400.0	1,000.0	600.0	1,000.0	1,000.0	—
Five Year Fixed Facility	600.0	600.0	—	600.0	600.0	—
Zydeco Revolver	—	30.0	30.0	—	30.0	30.0
Unamortized debt issuance costs	(3.5)	n/a	n/a	(2.9)	n/a	n/a
Debt payable – related party	$2,090.5	$2,990.0	$896.0	$1,844.0	$2,390.0	$543.1
(1) On August 1, 2018, the Partnership extended the maturity date. This was previously referred to as the Five Year Revolver due October 2019.

For the three and nine months ended September 30, 2018, interest and fee expenses associated with our borrowings were $18.6 million and $41.5 million, respectively, of which we paid $16.0 million and $34.5 million, respectively. For the three and nine months ended September 30, 2017, interest and fee expenses associated with our borrowings were $9.1 million and $19.8 million, respectively, of which we paid $9.0 million and $16.8 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in a Level 2 instrument. The fair value of our Loan Facility Agreement with STCW with a borrowing capacity of $600.0 million due March 2022 (the “Five Year Fixed Facility”) and our Seven Year Fixed Facility (as defined below) is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as a Level 2 instrument. As of September 30, 2018, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,094.0 million and $2,100.9 million, respectively. As of December 31, 2017, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $1,846.9 million and $1,858.4 million, respectively.

On August 1, 2018, we amended and restated the five year revolving credit facility originally due October 2019 such that the facility will now mature on July 31, 2023 (the “Five Year Revolver due July 2023”). The Five Year Revolver due July 2023 will still bear interest at LIBOR plus a margin and we continue to pay interest of 0.19% on any unused capacity. As of September 30, 2018, the annualized weighted average interest rate for the Five Year Revolver due July 2023 was 3.6%. There is no issuance fee associated with this amendment. All other material terms and conditions of the Five Year Revolver due July 2023 remain unchanged.

On July 31, 2018, we entered into a seven-year fixed rate credit facility with STCW with a borrowing capacity of $600.0 million (the “Seven Year Fixed Facility”). We incurred an issuance fee of $1.3 million, which was paid on August 7, 2018. The Seven Year Fixed Facility bears an interest rate of 4.06% per annum and matures on July 31, 2025. The Seven Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the Seven Year Fixed Facility. The Seven Year Fixed Facility was fully drawn on August 1, 2018 and the borrowings were used to partially repay borrowings under our five year credit facility due December 2022 (the “Five Year Revolver due December 2022”).

On May 11, 2018, we funded the May 2018 Acquisition with $494.0 million in borrowings under the Five Year Revolver due July 2023 and $726.0 million in borrowings under the Five Year Revolver due December 2022.

On February 6, 2018, we used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under our Five Year Revolver due July 2023 and $726.0 million of borrowings outstanding under our Five Year Revolver due December 2022.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2017 Annual Report.

Borrowings and repayments under our credit facilities for the nine months ended September 30, 2018 and 2017 are disclosed in our unaudited condensed consolidated statements of cash flows. See Note 3 – Acquisitions and Divestiture for additional information regarding our use of borrowings. See Note 9 – Equity (Deficit) for additional information regarding the source of our repayments.

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

During the nine months ended September 30, 2018, we did not have any sales under this program.

During the quarter ended September 30, 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds ($140.2 million gross proceeds, or an average price of $26.96 per common unit, less $0.4 million of transaction fees). In connection with the issuance of the common units, we issued 106,122 general partner units to our general partner for $2.9 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due July 2023 and for general partnership purposes.

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

We used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under the Five Year Revolver due July 2023 and $726.0 million of borrowings outstanding under the Five Year Revolver due December 2022, as well as for general partnership purposes.

On September 15, 2017, we completed the sale of 5,170,000 common units in a registered public offering for $135.1 million net proceeds. In connection with the issuance of common units, we issued 105,510 general partner units to our general partner for $2.8 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due July 2023 and for general partnership purposes.

Units Outstanding

As of September 30, 2018, we had 223,811,781 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 99,979,548 common units, representing an aggregate 43.8% limited partner interest in us, all of the incentive distribution rights, and 4,567,588 general partner units, representing a 2% general partner interest in us.

The changes in the number of units outstanding from December 31, 2017 through September 30, 2018 are as follows:

	Public	SPLC	General
(in units)	Common	Common	Partner	Total
Balance as of December 31, 2017	98,832,233	88,950,136	3,832,293	191,614,662
Units issued in connection with equity offerings	25,000,000	11,029,412	735,295	36,764,707
Balance as of September 30, 2018	123,832,233	99,979,548	4,567,588	228,379,369

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

Distributions to our Unitholders

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	Subordinated	IDR's	2%	Total
		(in millions, except per unit amounts)
February 14, 2017	December 31, 2016	$24.5	$5.9	$18.7	$8.3	$1.2	$58.6	$0.27700
May 12, 2017	March 31, 2017	25.7	25.9	—	10.7	1.3	63.6	0.29100
August 14, 2017	June 30, 2017	26.9	27.0	—	12.9	1.4	68.2	0.30410
November 14, 2017	September 30, 2017	31.4	28.3	—	16.2	1.5	77.4	0.31800
February 14, 2018	December 31, 2017	32.9	29.6	—	18.9	1.7	83.1	0.33300
May 15, 2018	March 31, 2018	43.1	34.8	—	25.7	2.1	105.7	0.34800
August 14, 2018	June 30, 2018	45.2	36.5	—	29.4	2.3	113.4	0.36500
November 14, 2018	September 30, 2018 (1)	47.3	38.2	—	33.1	2.4	121.0	0.38200
 (1) For more information see Note 13— Subsequent Events.

Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for the three and nine months ended September 30, 2018 were $1.8 million and $4.7 million, respectively, and for the three and nine months ended September 30, 2017 were $2.0 million and $8.6 million, respectively. Distributions to GEL for its noncontrolling interest in Odyssey for the three and nine months ended September 30, 2018 were $2.7 million and $6.4 million, respectively, and for the three and nine months ended September 30, 2017 were $2.7 million and $7.8 million, respectively. See Note 4—Related Party Transactions for additional details.

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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$154.2	$99.5	$334.4	$289.3
Less:
Net income attributable to Parent	—	22.0	—	66.0
Net income attributable to noncontrolling interests	5.9	4.9	11.4	14.4
Net income attributable to the Partnership	148.3	72.6	323.0	208.9
Less:
General Partner’s distribution declared	35.5	17.7	95.0	44.0
Limited Partners’ distribution declared on common units	85.5	59.7	245.1	165.2
Income (less than) / in excess of distributions	$27.3	$(4.8)	$(17.1)	$(0.3)

	Three Months Ended September 30, 2018
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$35.5	$85.5	$121.0
Income in excess of distributions	0.5	26.8	27.3
Net income attributable to the Partnership	$36.0	$112.3	$148.3
Weighted average units outstanding:
Basic and diluted		223.8
Net income per Limited Partner Unit:
Basic and diluted		$0.50

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$95.0	$245.1	$340.1
Distributions in excess of income	(0.4)	(16.7)	(17.1)
Net income attributable to the Partnership	$94.6	$228.4	$323.0
Weighted average units outstanding:
Basic and diluted		219.1
Net income per Limited Partner Unit:
Basic and diluted		$1.04

	Three Months Ended September 30, 2017
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$17.7	$59.7	$77.4
Distributions in excess of income	(0.1)	(4.7)	(4.8)
Net income attributable to the Partnership	$17.6	$55.0	$72.6
Weighted average units outstanding:
Basic and diluted		179.2
Net income per Limited Partner Unit:
Basic and diluted		$0.31

	Nine Months Ended September 30, 2017
	General Partner	Limited Partners’ Common Units	Total
	(in millions of dollars, except per unit data)
Distributions declared	$44.0	$165.2	$209.2
Distributions in excess of income	—	(0.3)	(0.3)
Net income attributable to the Partnership	$44.0	$164.9	$208.9
Weighted average units outstanding (1):
Basic and diluted		178.0
Net income per Limited Partner Unit:
Basic and diluted		$0.93
(1) The subordinated units converted into common units on February 15, 2017 and were considered outstanding common units for the entire period with respect to the weighted average number of units outstanding.

11. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and nine months ended September 30, 2018 and 2017 was immaterial.

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

12. Commitments and Contingencies

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of both September 30, 2018 and December 31, 2017, we had $0.3 million of accrued liabilities associated with environmental clean-up costs. This accrued liability relates to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington. The costs relate to ongoing groundwater compliance monitoring and other remedial activities.

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

13. Subsequent Events

We have evaluated events that have occurred after September 30, 2018 through the issuance of these unaudited condensed consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited condensed consolidated financial statements and accompanying notes.

Distribution

On October 24, 2018, the Board declared a cash distribution of $0.3820 per limited partner unit for the three months ended September 30, 2018. The distribution will be paid on November 14, 2018 to unitholders of record as of November 5, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets received from Shell Pipeline Company LP (“SPLC”). We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (“Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (“general partner” or “sponsor”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner. Our common units trade on the New York Stock Exchange under the symbol “SHLX”.

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

The financial information for the three and nine months ended September 30, 2017 has been retrospectively adjusted for the acquisition of businesses under common control (see Note 3 - Acquisitions and Divestiture in the Notes to the Unaudited Condensed Consolidated Financial Statements).

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

For a description of our other assets, see Part I, Item 1 - Business and Properties in our 2017 Annual Report.

2018 developments include:

• Increase in Borrowing Capacity. On July 31, 2018, we entered into a seven-year fixed rate credit facility with Shell Treasury Center (West) Inc. (“STCW”) with a borrowing capacity of $600.0 million (the “Seven Year Fixed Facility”).

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

• Debt Repayments. In February 2018, we used net proceeds from sales of common units and from our general partner’s proportionate capital contribution to repay $246.9 million of borrowings outstanding under the Five Year Revolver due July 2023 and $726.0 million of borrowings outstanding under the Five Year Revolver due December 2022. Refer to Note 8 – Related Party Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements for definitions.

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

As a result of Hurricane Michael, we expect to incur an impact of approximately $2.5 million to net income and cash available for distribution in the fourth quarter of 2018. Although SPLC operated assets did not shut down, most platforms connected to assets in the eastern corridor of the Gulf of Mexico elected to shut in and evacuate as a safety precaution. There was no impact to people, assets or the environment in the corridor.

Executive Overview

Net income was $334.4 million and net income attributable to the Partnership was $323.0 million during the nine months ended September 30, 2018. We generated cash from operations of $367.6 million, raised $980.0 million in gross proceeds from the sales of common units and increased our borrowing capacity by $600.0 million. Cash generated was primarily used to pay down debt with STCW. In addition, we completed the May 2018 Acquisition for $1,220.0 million. As of September 30, 2018, we had cash and cash equivalents of $199.5 million, total debt of $2,090.5 million, and unused capacity under our credit facilities of $896.0 million.

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

• Fee-based businesses supported by long-term contracts with creditworthy counterparties to sustain long-term growth. We are focused on generating stable and predictable financial results by providing fee-based transportation and midstream services to Shell and third parties. In 2017, we entered into nine long-term agreements with Shell affiliates, which provided additional revenue of $36.1 million for the year ended December 31, 2017 and $79.6 million for the nine months ended September 30, 2018. Our strategy continues to be to enter into agreements with Shell and third parties that will substantially mitigate volatility in our financial results by reducing our direct exposure to commodity price fluctuations. Through our strong customer relationships, long-term contracts and accretive acquisitions, we intend to deliver reliable distribution growth over the long-term.

• Optimize existing assets and pursue organic growth opportunities. We will seek to enhance the profitability of our existing assets by pursuing opportunities to increase throughput, terminaling and storage volumes, by expanding our midstream service offerings and by managing costs and improving operating efficiencies. We also intend to consider opportunities to increase our financial results by evaluating and capitalizing on organic expansion projects. We pursue a corridor strategy offshore, owning the trunk pipelines that aggregate and transport produced volumes to major onshore markets. These corridors are designed to maintain relatively constant to growing volumes despite individual well and field declines by attracting new Gulf of Mexico production. Producers in new fields seek to reduce their costs and improve their market access by connecting to existing corridors. During the nine months ended September 30, 2018, we have seen this corridor strategy at work, with new projects coming online and increasing pipeline throughput in our assets. The strategic location of our Amberjack and Mars pipelines in particular have enabled us to capture incremental volumes.

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

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), insurance costs (including coverage for our consolidated assets and operated joint ventures), utility costs (including electricity and fuel) and repairs and maintenance expenses. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Management performed a strategic evaluation of its insurance coverage and upon renewal of the contracts in the fourth quarter of 2017, all of our property and business interruption insurance coverage is now provided by a wholly owned subsidiary of Shell. This results in both overall cost savings and improved coverage. Our other operations and maintenance expenses generally remain stable across broad ranges of throughput and storage volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during a period. At times, the fluctuation in operations and maintenance expenses may materially increase due to the performance of planned maintenance, such as turnaround work and asset integrity work, and unplanned maintenance, such as repair of damage caused by a natural disaster.

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

Two of our long-term transportation services agreements on the Zydeco system will expire at the end of 2018, and another will expire in mid-2019. These contracts represented approximately 30% of our revenues for both the year ended December 31, 2017 and the nine months ended September 30, 2018. Zydeco announced a binding open season on August 15, 2018. Following the conclusion of the open season, Zydeco continues to evaluate options with respect to re-contracting the agreements expiring at the end of 2018, which could include another open season.

The market environment will dictate the rates, terms and lengths of any new agreements. Market conditions could adversely or positively impact our ability to re-contract the volumes represented by the expiring agreements on favorable terms. We think of these conditions as the “push” and “pull” of the market. On the “push” side, increases or decreases in available crude supply in the Houston market could affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors could impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. On the “pull” side, Louisiana refineries’ availability and crude slates, as well as potential crude export options at Louisiana Gulf Coast ports, could impact Louisiana demand for crude types available in the Houston market. We continue to see robust demand on the system, providing evidence that Zydeco continues to serve an important market. However, these market dynamics continue to evolve and, as a result, we do not expect to finalize the re-contracting process for any of the volumes becoming available on the Zydeco system until later in the fourth quarter of 2018. For any capacity on the Zydeco system that is not re-contracted under transportation services agreements, we will offer transportation at posted spot rates that may be more or less favorable than the terms of the current agreements.

We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles. We believe Amberjack will see additional growth from expansion work at current connected platforms. For example, Stampede achieved first oil in January 2018, and new platforms such as Big Foot and Claiborne are expected to come online in the next twelve months.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices fluctuated throughout 2017 and have increased throughout 2018. The current global geopolitical and economic uncertainty may contribute to continued volatility in financial and commodity markets in the near to medium term. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices were to decrease and remain at low levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems were deferred and our associated allowance oil sales decreased. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid contracts in bankruptcy, or renegotiate contracts on terms that are less attractive to us or impair their ability to perform under contracts.

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

Other Changes in Customers’ Volumes

Total Zydeco volumes were higher in the three months ended September 30, 2018 (“Current Quarter”) versus the three months ended September 30, 2017 (“Comparable Quarter”) primarily due to an increase in barrels originating from Houston and Nederland, as well as higher deliveries from Poseidon in the Current Quarter. Total Zydeco volumes were lower in the nine months ended September 30, 2018 (“Current Period”) versus the nine months ended September 30, 2017 (“Comparable Period”) primarily due to the disposal of an interplant line delivering to a connecting refinery during the Comparable Period, which resulted in lower volume in the Current Period. Additionally, a Force Majeure declared due to the hydro-test of the Zydeco pipeline from Houston, Texas to Houma, Louisiana resulted in 49 days of downtime in the Current Period.

Transportation volumes on Auger were higher in the Current Quarter versus the Comparable Quarter primarily due to increased production at the Auger and Enchilada platforms following drilling and workover activity at existing fields. Transportation volumes on Auger were lower in the Current Period versus the Comparable Period primarily due to the shut-in of production at certain connected producer facilities caused by the fire at the Enchilada platform in the fourth quarter of 2017.

Transportation volumes on Na Kika were higher in the Current Quarter versus the Comparable Quarter driven by new wells which came online in the second quarter of 2018. Transportation volumes on Na Kika were consistent in the Current Period versus the Comparable Period driven by new wells which came online in the second quarter of 2018, offset by downtime for work performed earlier in 2018 related to the new wells. Delta experienced higher transportation volumes in the Current Quarter versus the Comparable Quarter due to higher receipts from Na Kika, as well as higher volumes from a third party connecting carrier due to new tie backs connected to such system which came online at the end of the second quarter. However, Delta experienced lower transportation volumes in the Current Period versus the Comparable Period due to softer receipts from Odyssey.

Odyssey volumes were slightly lower in the Current Quarter versus the Comparable Quarter. Despite higher volumes from select platforms, they did not fully offset the impact of multiple fields being shut-in for unplanned maintenance. The fields have returned to service early in the Current Quarter. Volumes were lower in the Current Period versus the Comparable Period driven by multiple fields tied back to the pipeline being shut-in for unplanned maintenance since the beginning of the fourth quarter of 2017.

Transportation volumes on Amberjack were higher in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period driven by increased production from two large fields in the central Gulf of Mexico.

Transportation volumes on Mars were higher in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period driven by increased production from three large fields in the central Gulf of Mexico, as well as from an increase in receipt volume from a connecting pipeline system. The increase in transportation volumes was partially offset by lower storage volumes in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period. Additionally, there was a planned producer turnaround that impacted the Current Period.

Major Maintenance Projects

On the Zydeco pipeline system, we are in the execution stage of a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). The project commenced in the latter half of 2017. Due to a change in service provider, as well as allowing for performance of the work during optimal weather and water conditions, construction timing has been delayed and we now expect the project to be completed in the first half of 2019. Zydeco expects to incur approximately $40.5 million in maintenance capital expenditures for the total project. Since inception, Zydeco has incurred $26.6 million, and for the three and nine months ended September 30, 2018, Zydeco has incurred $1.1 million and $7.6 million, respectively. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During the three and nine months ended September 30, 2018, we filed claims for reimbursement from SPLC of $1.1 million and $7.2 million, respectively, which were treated as capital contributions from our Parent.

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

In November 2017, the Enchilada platform in Garden Banks Block 128 experienced a fire that resulted in the shut-in of all production flowing through Auger. The platforms contributing a majority of Auger’s daily throughput returned to service in the first quarter of 2018, and the remaining impacted platforms resumed production in the third quarter of 2018. As such, the impact to net income and cash available for distribution was approximately $10.0 million in the first half of 2018 and was approximately $1.0 million for the third quarter of 2018. We filed a claim under our business continuity insurance and expect to partially recover losses occurring 60 days or more after the incident. Under this claim we received $6.5 million in the first half of 2018 and recorded it in Other income in our unaudited condensed consolidated statement of income, and expect to receive approximately $3.0 million in the first half of 2019.

In the beginning of the fourth quarter of 2017, fields connecting to Odyssey went offline due to operational issues and came back online early in the third quarter of 2018. The impact to net income and cash available for distribution for Odyssey and Delta was approximately $9.0 million in the first half of 2018.

In the second quarter of 2018, Mars experienced lower volumes due to a planned producer turnaround. The impact to net income and cash available for distribution was approximately $7.0 million. There was no impact in the third quarter of 2018 and volumes have returned to anticipated levels.

For expected capital expenditures in 2018, refer to “Capital Resources and Liquidity - Capital Expenditures”.

Major Expansion Projects

In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. We are building two 250,000 barrel working tanks at the existing Houma facility for total project costs of $44.1 million in growth capital expenditures. Since inception, Zydeco has incurred $35.8 million, and for the three and nine months ended September 30, 2018, Zydeco has incurred $7.7 million and $18.5 million, respectively. The project is expected to be completed during the first quarter of 2019. The scope includes interconnecting piping, dike expansion and associated facility work.

On Amberjack, we expect an increase in volume going forward due to multiple production expansion projects. We anticipate this will result in an increase in equity investment income and distributions received from Amberjack. See “Factors Affecting Our Business and Outlook” for additional information.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to-quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. However, contracts that represented approximately 30% of our revenues for both the year ended December 31, 2017 and the nine months ended September 30, 2018 will expire in 2018 and 2019. Our business may be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms. See “Changes in Crude Oil Sourcing and Refined Products Demand Dynamics” for additional information.

Our storage terminal competes with surrounding providers of storage tank services. Some of our competitors have expanded terminals and built new pipeline connections, and third parties may construct pipelines that bypass our location. These, or similar events, could have a material adverse impact on our operations.

Our refined products terminals generally compete with other terminals that serve the same markets. These terminals may be owned by major integrated oil and gas companies or by independent terminaling companies. While fees for terminal storage and throughput services are not regulated, they are subject competition from other terminals serving the same markets. However, our contracts provide for stable, long-term revenue, which is not impacted by market competitive forces.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
(in millions of dollars)
Revenue	$153.5	$121.8	$382.4	$343.3
Costs and expenses
Operations and maintenance	34.0	40.6	128.7	109.8
Cost of product sold	13.8	—	22.7	—
General and administrative	13.7	13.6	44.6	43.0
Depreciation, amortization and accretion	11.6	10.7	34.4	33.3
Property and other taxes	2.5	4.5	12.5	13.6
Total costs and expenses	75.6	69.4	242.9	199.7
Operating income	77.9	52.4	139.5	143.6
Income from equity method investments	72.7	49.1	161.3	140.5
Dividend income from cost investments	14.9	7.7	52.6	27.2
Other income	7.8	—	24.1	—
Investment, dividend and other income	95.4	56.8	238.0	167.7
Interest expense, net	19.0	9.7	42.9	22.0
Income before income taxes	154.3	99.5	334.6	289.3
Income tax expense	0.1	—	0.2	—
Net income	154.2	99.5	334.4	289.3
Less: Net income attributable to Parent	—	22.0	—	66.0
Less: Net income attributable to noncontrolling interests	5.9	4.9	11.4	14.4
Net income attributable to the Partnership	$148.3	$72.6	$323.0	$208.9
General partner's interest in net income attributable to the Partnership	$36.0	$17.6	$94.6	$44.0
Limited Partners' interest in net income attributable to the Partnership	$112.3	$55.0	$228.4	$164.9
Adjusted EBITDA attributable to the Partnership(2)	$187.0	$92.2	$438.0	$261.5
Cash available for distribution attributable to the Partnership (2)	$163.5	$83.9	$380.2	$263.1

(1) The financial information presented has been retrospectively adjusted for acquisitions of businesses under common control.
(2) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day) (1)	2018	2017	2018	2017
Zydeco – Mainlines	657	616	596	599
Zydeco – Other segments	244	253	243	391
Zydeco total system	901	869	839	990
Amberjack total system	359	261	315	261
Mars total system	580	480	499	476
Bengal total system	536	583	545	590
Poseidon total system	224	257	229	258
Auger total system	81	78	54	71
Delta total system	252	234	222	230
Na Kika total system	48	40	42	41
Odyssey total system	130	135	110	122
LOCAP total system	1,240	1,317	1,226	1,213
Other systems	300	314	338	320

Terminals (2) (5)
Lockport terminaling throughput and storage volumes	227	136	236	180

Revenue per barrel ($ per barrel)
Zydeco total system (3)	$0.79	$0.69	$0.73	$0.62
Amberjack total system (3)	2.48	2.38	2.49	2.41
Mars total system (3)	1.22	1.43	1.21	1.41
Bengal total system (3)	0.35	0.34	0.33	0.33
Auger total system (3)	1.35	1.14	1.28	1.12
Delta total system (3)	0.54	0.54	0.55	0.53
Na Kika total system (3)	0.82	0.74	0.77	0.72
Odyssey total system (3)	0.89	0.89	0.87	0.93
Lockport total system (4)	0.21	0.31	0.21	0.25

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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2018	2017 (1)	2018	2017 (1)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$154.2	$99.5	$334.4	$289.3
Add:
Allowance oil reduction to net realizable value	—	—	—	0.3
Depreciation, amortization and accretion	11.6	10.7	34.4	33.3
Interest expense, net	19.0	9.7	42.9	22.0
Income tax expense	0.1	—	0.2	—
Cash distribution received from equity method investments	88.9	49.1	217.4	146.8
Less:
Equity method distributions included in other income	7.8	—	17.4	—
Income from equity method investments	72.7	49.1	161.3	140.5
Adjusted EBITDA	193.3	119.9	450.6	351.2
Less:
Adjusted EBITDA attributable to Parent	—	22.5	—	74.2
Adjusted EBITDA attributable to noncontrolling interests	6.3	5.2	12.6	15.5
Adjusted EBITDA attributable to the Partnership	187.0	92.2	438.0	261.5
Less:
Net interest paid attributable to the Partnership (2)	18.9	9.7	42.7	22.0
Income taxes paid attributable to the Partnership	0.1	—	0.2	—
Maintenance capex attributable to the Partnership (3)	4.8	6.1	18.2	21.7
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(0.8)	4.4	(3.9)	12.3
Reimbursements from Parent included in partners' capital	1.1	3.1	7.2	13.6
April 2017 divestiture attributable to the Partnership	—	—	—	19.4
Cash available for distribution attributable to the Partnership	$163.5	$83.9	$380.2	$263.1
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

	Nine Months Ended September 30,
	2018	2017 (1)
(in millions of dollars)
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$367.6	$346.2
Add:
Interest expense, net	42.9	22.0
Income tax expense	0.2	—
Return of investment	41.2	13.2
Less:
Change in deferred revenue and other unearned income	(4.2)	14.0
Non-cash interest expense	0.7	0.3
Change in other assets and liabilities	4.8	15.9
Adjusted EBITDA	450.6	351.2
Less:
Adjusted EBITDA attributable to Parent	—	74.2
Adjusted EBITDA attributable to noncontrolling interests	12.6	15.5
Adjusted EBITDA attributable to the Partnership	438.0	261.5
Less:
Net interest paid attributable to the Partnership (2)	42.7	22.0
Income taxes paid attributable to the Partnership	0.2	—
Maintenance capex attributable to the Partnership (3)	18.2	21.7
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(3.9)	12.3
Reimbursements from Parent included in partners' capital	7.2	13.6
April 2017 divestiture attributable to the Partnership	—	19.4
Cash available for distribution attributable to the Partnership	$380.2	$263.1
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

Current Quarter compared to Comparable Quarter

Revenues

Total revenue increased by $31.7 million in the Current Quarter as compared to the Comparable Quarter, comprised of $18.9 million attributable to transportation and terminaling services revenue, $15.4 million attributable to product revenue and $0.5 million attributable to storage revenue, partially offset by a decrease of $3.1 million attributable to lease revenue.

Transportation services revenue increased $13.8 million for Zydeco primarily due to an increase in delivered volumes on the mainline, an increase in expiring credits on our committed transportation agreements and the impact of Hurricane Harvey in the Comparable Quarter. Transportation services revenue increased by $3.7 million for Pecten due to an increase in Na Kika volumes in the Current Quarter due to new wells coming online in the second quarter of 2018, an increase in production on Auger and an increase on Delta due to higher receipts from Na Kika and from a third party connecting carrier. Additionally, Sand Dollar had an increase of $1.3 million. These increases were partially offset by a decrease of $0.5 million for Odyssey primarily due to connecting fields being shut-in for unplanned maintenance, which returned to service in the Current Quarter.

Terminaling services revenue increased by $0.6 million for Triton due to the impact of the new revenue standard. This increase was partially offset by the termination of the terminaling services revenue upon commencement of the terminaling services agreements in December 2017, which are treated as operating leases and impact lease revenue.

Product revenue increased by $15.4 million due to the impact of the new revenue standard in the Current Quarter. Product revenue results from allowance oil sales for Zydeco and Pecten.

Storage revenue increased $0.5 million primarily related to higher storage volume for Lockport.

Lease revenue decreased by $1.3 million for Sand Dollar and $1.8 million for Triton. For Sand Dollar, lease revenue resulted from certain transportation services agreements entered into in May 2017 that are considered operating leases. For Triton, the Current Quarter lease revenue resulted from certain terminaling services agreements entered into in December 2017 that are considered operating leases, whereas lease revenue in the Comparable Quarter resulted from a Colex operating lease that existed in 2017 and terminated upon entering into the terminaling services agreements. The decrease for both is due to the non-lease service component of the terminaling services agreements being included in transportation and terminaling services revenue in the Current Quarter under the new revenue standard.

Costs and Expenses

Total costs and expenses increased $6.2 million in the Current Quarter due to $13.8 million higher cost of product sold, $0.9 million of additional depreciation expense and $0.1 million higher general and administrative expenses, partially offset by $6.6 million in lower operations and maintenance expenses and $2.0 million in lower property taxes due to changes in property tax appraisal estimates.

Cost of product sold in the Current Quarter represents the cost of sales of allowance oil and is a result of the adoption of the new revenue standard.

General and administrative expense increased primarily due to higher allocations of salaries in the Current Quarter under our operating agreements. This increase was largely offset by a reduction in professional service fees.

Operations and maintenance expenses decreased primarily due to overall higher project spend in the Comparable Quarter. Additionally, there was a gain on pipeline operations in the Current Quarter as compared to a loss in the Comparable Quarter, partially offset by a gain on sale of allowance oil in the Comparable Quarter as a result of the accounting prior to the adoption of the new revenue standard on January 1, 2018.

Investment, Dividend and Other Income

Investment, dividend and other income increased $38.6 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments increased by $23.6 million. The increase was primarily a result of the equity earnings associated with the May 2018 Acquisition, partially offset by the impact of suspending equity accounting for Poseidon and lower storage revenue on Mars. Other income increased by $7.8 million primarily related to distributions from Poseidon. Dividend income from cost investments increased by $7.2 million in the Current Quarter related to Colonial and Explorer.

Interest Expense

Interest expense increased by $9.3 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus Comparable Quarter.

Current Period compared to Comparable Period

Revenues

Total revenue increased by $39.1 million in the Current Period as compared to the Comparable Period, comprised of an increase of $26.4 million attributable to product revenue, $6.3 million attributable to transportation and terminaling services revenue, $6.1 million attributable to lease revenue and $0.3 million attributable to storage revenue.

Product revenue increased by $26.4 million due to the impact of the new revenue standard in the Current Period. Product revenue results from allowance oil sales for Zydeco and Pecten.

Transportation services revenue increased $6.3 million for Zydeco primarily due to a shift in the composition of volumes and associated tariffs between mainline and non-mainline, as well as an increase in expiring credits on our committed transportation agreements and the impact of Hurricane Harvey in the Comparable Period. This increase was partially offset by being out of service for 49 days as a result of the hydro-test in the Current Period and a decrease in non-mainline shipments due to the disposal of an interplant line in April 2017. Transportation services revenue decreased by $2.6 million for Pecten primarily due to the downtime of the Auger and the Enchilada platforms in the Current Period following the fire in November 2017 and declining production volumes from certain wells and lower receipt volumes on Delta from certain connecting carriers. The increase for Na Kika due to new wells coming online in the Current Period was offset by downtime for work performed earlier in the Current Period related to the new wells. Additionally, Odyssey had a decrease of $4.8 million in transportation services revenue primarily due to connecting fields being shut-in for unplanned maintenance, partially offset by an increase of $3.5 million for Sand Dollar.

Terminaling services revenue increased by $3.9 million for Triton due to the impact of the new revenue standard. This increase was partially offset by the termination of the terminaling services revenue upon commencement of the terminaling services agreements in December 2017, which are treated as operating leases and impact lease revenue.

Lease revenue increased by $11.7 million for Sand Dollar and decreased $5.6 million for Triton. The increase for Sand Dollar resulted from certain transportation services agreements entered into in May 2017 that are considered operating leases. For Triton, the Current Period lease revenue resulted from certain terminaling services agreements entered into in December 2017 that are considered operating leases, whereas lease revenue in the Comparable Period resulted from a Colex operating lease that existed in 2017 and terminated upon entering into the terminaling services agreements. The decrease for Triton is due to the non-lease service component of the terminaling services agreements being included in transportation and terminaling services revenue under the new revenue standard.

Storage revenue increased $0.3 million primarily related to higher storage volume for Lockport, partially offset by a reduction in storage volume for Zydeco.

Costs and Expenses

Total costs and expenses increased $43.2 million in the Current Period due to $22.7 million higher cost of product sold, $18.9 million in higher operations and maintenance expenses, $1.6 million higher general and administrative expenses and $1.1 million in higher depreciation expense, partially offset by $1.1 million of lower property taxes due to changes in property tax appraisal estimates.

Cost of product sold in the Current Period represents the cost of sales of allowance oil and is a result of the adoption of the new revenue standard.

Operations and maintenance expenses increased primarily due to costs associated with the hydro-test of Zydeco in the Current Period, as well as higher insurance costs. These increases were partially offset by lower project development and utility costs on Zydeco resulting from lower volumes due to being out of service for 49 days, as well as lower usage fees for Triton due to the commencement of the terminaling services agreements entered into in December 2017. Additionally, there was a gain on pipeline operations in the Current Quarter as compared to a loss in the Comparable Quarter, partially offset by a gain on sale of allowance oil in the Comparable Quarter as a result of the accounting prior to the adoption of the new revenue standard on January 1, 2018.

General and administrative expense increased primarily due to higher allocations of salaries in the Current Period under our operating agreements, as well as the allocation of severance expense in the Current Period. This increase was partially offset by an overall reduction in professional service fees.

Investment, Dividend and Other Income

Investment, dividend and other income increased $70.3 million in the Current Period as compared to the Comparable Period. Dividend income from cost investments increased by $25.4 million in the Current Period primarily related to a one-time dividend declared by Colonial due to a partial release of their deferred tax liability as a result of tax reform rate change. Other income increased by $24.1 million primarily related to distributions from Poseidon and business continuity insurance proceeds received in connection with the fire at the Enchilada platform impacting Auger. Additionally, income from equity method investments increased by $20.8 million. The increase was primarily a result of equity earnings associated with the May 2018 Acquisition, income from Permian Basin which was acquired in October 2017 and an increase in LOCAP net income primarily due to a lower tax provision in the Current Period. These increases were partially offset by lower storage revenue on Mars, the impact of suspending equity method accounting for Poseidon and lower revenue on Bengal.

Interest Expense

Interest expense increased by $20.9 million due to additional borrowings outstanding under our credit facilities during the Current Period versus Comparable Period.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We do not currently intend to engage in any offerings of common units for the remainder of 2018, including the issuance of common units under our “at-the-market” equity distribution program. We believe our ability to access credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of September 30, 2018 was $1,095.5 million, consisting of $199.5 million cash and cash equivalents and $896.0 million of available capacity under our credit facilities.

We and our sponsor expect to reach agreement in the near term on a waiver by our sponsor of certain distributions related to the IDRs in 2019. These waived distributions are anticipated to be approximately $50.0 million. The waiver remains subject to final agreement and approval by both us and our sponsor.

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

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the nine months ended September 30, 2018 and September 30, 2017 was 3.4% and 2.7%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894.0 million as of September 30, 2018 would increase our consolidated annual interest expense by approximately $1.1 million. Our current interest rates for outstanding borrowings are 3.3% under our Five Year Revolver due July 2023, 3.3% under our Five Year Revolver due December 2022 and 3.8% under the Zydeco Revolver. Borrowings under the Seven Year Fixed Facility and the Five Year Fixed Facility bear interest at 4.06% and 3.23% per annum, respectively.

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

As of September 30, 2018, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

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

During the nine months ended September 30, 2018, we did not have any sales under this program.

During the quarter ended September 30, 2017, we completed the sale of 5,200,000 common units under this program for $139.8 million net proceeds ($140.2 million gross proceeds, or an average price of $26.96 per common unit, less $0.4 million of transaction fees). In connection with the issuance of the common units, we issued 106,122 general partner units to our general partner for $2.9 million in order to maintain its 2.0% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due July 2023 and for general partnership purposes.

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

On September 15, 2017, we completed the sale of 5,170,000 common units in a registered public offering for $135.1 million net proceeds.

For additional information, see Note 9 - Equity (Deficit) in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Cash Flows from Our Operations

Operating Activities. We generated $367.6 million in cash flow from operating activities in the Current Period compared to $346.2 million in the Comparable Period. The increase was primarily driven by increases in equity investment income, dividends from cost investments and other income related to the suspension of equity accounting on Poseidon and business continuity insurance proceeds. These increases were partially offset by a decrease in operating income and the timing of receipt of receivables and payment of accruals in the Current Period.

Investing Activities. Our cash flow used in investing activities was $499.7 million in the Current Period compared to $228.7 million used in investing activities in the Comparable Period. The increase in cash flow used in investing activities was primarily due to higher net acquisitions from Parent in the Current Period and contributions to Permian Basin. These increases in cash flow used in investing activities were partially offset by an increase in the return of investment of equity investees.

Financing Activities. Our cash flow provided by financing activities was $193.9 million in the Current Period compared to $66.9 million used in the Comparable Period. The increase in cash flow provided by financing activities was primarily due to higher borrowings under credit facilities, higher net proceeds from equity offerings, a contribution from our general partner, and lower distributions to Parent and noncontrolling interests in the Current Period. These increases in cash flow provided by financing activities were partially offset by higher repayments of debt in the Current Period, higher capital distributions to general partner for acquisitions, increased distributions paid to the unitholders and our general partner in the Current Period, lower proceeds from divestiture, higher credit facility issuance costs and lower contributions from our Parent.

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

We incurred capital expenditures of $39.4 million and $43.1 million for the Current Period and the Comparable Period, respectively. The decrease in capital expenditures is primarily due to lower spend on the directional drill project for Zydeco, aviation upgrades on Main Pass 69P and the Lockport electrical improvements, partially offset by increased spend on the Houma tank expansion project in the Current Period.

A summary of our capital expenditures is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in millions of dollars)
Expansion capital expenditures	$9.7	$5.0	$19.4	$11.2
Maintenance capital expenditures	3.5	11.6	18.9	31.2
Total capital expenditures paid	13.2	16.6	38.3	42.4
(Decrease) increase in accrued capital expenditures	0.6	(1.1)	1.1	0.7
Total capital expenditures incurred	$13.8	$15.5	$39.4	$43.1

We expect total capital expenditures to be approximately $55.9 million for 2018, a summary of which is shown in the table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	Nine Months Ended September 30, 2018	Three Months Ended December 31, 2018	Total Expected 2018 Capital Expenditures
(in millions of dollars)
Expansion capital expenditures
Zydeco	$20.0	$7.0	$27.0
Triton	0.1	—	0.1
Total expansion capital expenditures	20.1	7.0	27.1
Maintenance capital expenditures
Zydeco	14.2	5.5	19.7
Pecten	0.7	1.0	1.7
Triton	4.4	3.0	7.4
Total maintenance capital expenditures	19.3	9.5	28.8
Total capital expenditures	$39.4	$16.5	$55.9

Total expected expansion capital expenditures for 2018 are primarily related to the Houma tank expansion project on Zydeco.

Zydeco’s maintenance capital expenditures for the three and nine months ended September 30, 2018 were $2.5 million and $14.2 million, respectively, primarily related to $1.1 million and $7.6 million, respectively, for the directional drill project, as well as improvements at Houma and Port Neches. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three and nine months ended September 30, 2018, we filed claims for reimbursement from SPLC of $1.1 million and $7.2 million, respectively. We expect Zydeco’s maintenance capital expenditures to be $5.5 million for the remainder of 2018, of which approximately $4.5 million is for the directional drill project. The majority of the remaining expected spend relates to exposure and pressure cycling mitigation, and various Houma maintenance and pipeline integrity projects.

Pecten’s maintenance capital expenditures for both the three and nine months ended September 30, 2018 were $0.7 million. We  expect Pecten’s maintenance capital expenditures to be approximately $1.0 million for the remainder of 2018 for electrical improvements and tank maintenance at Lockport.

Triton’s maintenance capital expenditures for the three and nine months ended September 30, 2018 were $1.8 million and $4.4 million, respectively. This includes vapor recovery assessment, tank work at Colex and Des Plaines and occupied building blast assessment. We expect Triton’s maintenance capital expenditures to be approximately $3.0 million for the remainder of 2018 for vapor recovery improvements at Des Plaines, and tank and facility work at Colex and Des Plaines.

With the exception of the Zydeco directional drill project, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contributions

In accordance with the Member Interest Purchase Agreement entered into in conjunction with the acquisition of Permian Basin in October 2017, we make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We have made capital contributions of $21.0 million in the first nine months of 2018, and do not expect to make any further capital contributions for the remainder of the year.

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

Contractual Obligations

A summary of our contractual obligations, as of September 30, 2018, is shown in the table below (in millions):

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating lease for land	$2.6	$0.2	$0.4	$0.4	$1.6
Lease of platform space and tie-in	6.6	0.2	0.5	0.5	5.4
Capital lease for Port Neches storage tanks (1)	65.0	5.0	10.1	10.1	39.8
Joint tariff agreement	42.7	5.4	10.8	10.8	15.7
Debt obligation (2)	2,094.0	—	—	1,494.0	600.0
Total	$2,210.9	$10.8	$21.8	$1,515.8	$662.5
(1) Includes $30.9 million in interest, $24.3 million in principal and $9.8 million in executory costs.
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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation- Critical Accounting Policies and Estimates in our 2017 Annual Report. As of September 30, 2018, there have been no significant changes to our critical accounting policies and estimates since our 2017 Annual Report was filed other than those noted below.

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
• Our ability to renew or replace our third-party contract portfolio on comparable terms.
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
• The factors generally described in Part I, Item 1A. Risk Factors in our 2017 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the nine months ended September 30, 2018 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report, except as noted below.

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

Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6.0% of our total revenue in both the nine months ended September 30, 2018 and September 30, 2017, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase and we make borrowings under our revolving credit facilities in the future, interest expense for these revolving credit facilities will also increase. As of September 30, 2018, the Partnership had $894.0 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our revolving credit facilities would impact the Partnership’s annual interest expense by approximately $1.1 million. We do not currently intend to enter into any interest rate hedging agreements to reduce our exposure to interest rate risks, but will continue to monitor interest rate exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2018, the RDS Group received gross revenue of $228,441 into its bank account at Karafarin Bank from Bank Mellat in relation to advisory services provided to Marun Petrochemical Company, pursuant to an advisory agreement entered into in June 2017. No net profit was associated with these services in 2018. The RDS Group does not expect any additional transactions.

During the third quarter of 2018, the RDS Group paid $2,405 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

During the third quarter of 2018, RDS Group employees met with Iranian officials in Iran. In relation to these traveling RDS Group employees, $258 was paid to Iranian authorities for visas and exit fees. Additionally, $70 (Q4 2017), $87 (Q1 2018) and $70 (Q2 2018) in visa costs were incurred by non-US RDS Group affiliates. There was no gross revenue or net profit associated with these transactions.

During the third quarter of 2018, the RDS Group provided downstream retail services to the International Islamic Liquidity Management Corporation in Malaysia. These transactions generated gross revenue of $441 and an estimated net profit of $26. The RDS Group has no contractual agreement with this party.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $7.3 million at September 30, 2018) generated non-taxable interest income of $0.2 million year-to-date, and the RDS Group paid $4 in bank charges in the third quarter of 2018. The RDS Group has made payments amounting to $35,829 through its account in Karafarin Bank to a variety of non-sanctioned parties.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Shell Midstream Partners, L.P. Fixed Credit Facility, dated August 1, 2018, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	08/02/2018	001-36710		X
10.2	Shell Midstream Partners, L.P. Third Amended and Restated Credit Facility Agreement, dated as of August 1, 2018, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	08/02/2018	001-36710		X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2018	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)