Form 10-Q
period 2019-06-30
Shell Midstream Partners, L.P.
filed 2019-08-02
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

The registrant had 233,289,537 common units outstanding as of August 1, 2019.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$257	$208
Accounts receivable – third parties, net	12	19
Accounts receivable – related parties	39	29
Allowance oil	13	13
Prepaid expenses	6	15
Total current assets	327	284
Equity method investments	930	823
Property, plant and equipment, net	738	742
Operating lease right-of-use assets	5	—
Other investments	2	62
Other assets – related parties	2	3
Total assets	$2,004	$1,914
LIABILITIES
Current liabilities
Accounts payable – third parties	$5	$4
Accounts payable – related parties	8	9
Deferred revenue – third parties	—	8
Deferred revenue – related party	—	3
Accrued liabilities – third parties	18	13
Accrued liabilities – related parties	17	16
Total current liabilities	48	53
Noncurrent liabilities
Debt payable – related party	2,691	2,091
Operating lease liabilities	5	—
Finance lease liabilities	25	25
Other unearned income	2	2
Total noncurrent liabilities	2,723	2,118
Total liabilities	2,771	2,171
Commitments and Contingencies (Note 14)
(DEFICIT) EQUITY
Common unitholders – public (123,832,233 units issued and outstanding as of both June 30, 2019 and December 31, 2018)	3,458	3,459
Common unitholder – SPLC (109,457,304 and 99,979,548 units issued and outstanding as of June 30, 2019 and December 31, 2018)	(198)	(198)
General partner – SPLC (4,761,012 and 4,567,588 units issued and outstanding as of June 30, 2019 and December 31, 2018)	(4,046)	(3,543)
Accumulated other comprehensive loss	(6)	—
Total partners’ deficit	(792)	(282)
Noncontrolling interests	25	25
Total deficit	(767)	(257)
Total liabilities and deficit	$2,004	$1,914

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$34	$57	$76	$92
Transportation, terminaling and storage services – related parties	64	55	128	98
Product revenue – third parties	3	1	4	1
Product revenue – related parties	6	2	16	10
Lease revenue – related parties	14	14	28	28
Total revenue	121	129	252	229
Costs and expenses
Operations and maintenance – third parties	16	25	29	68
Operations and maintenance – related parties	16	13	30	26
Cost of product sold – third parties	2	1	3	1
Cost of product sold – related parties	5	1	13	8
Loss from revision of asset retirement obligation	—	—	2	—
General and administrative – third parties	5	2	6	4
General and administrative – related parties	12	14	23	27
Depreciation, amortization and accretion	12	12	24	23
Property and other taxes	5	4	9	10
Total costs and expenses	73	72	139	167
Operating income	48	57	113	62
Income from equity method investments	80	48	150	88
Dividend income from other investments	—	13	14	38
Other income	12	10	20	16
Investment, dividend and other income	92	71	184	142
Interest expense, net	21	13	41	24
Income before income taxes	119	115	256	180
Income tax expense	—	—	—	—
Net income	119	115	256	180
Less: Net income attributable to noncontrolling interests	4	4	9	5
Net income attributable to the Partnership	$115	$111	$247	$175
General partner's interest in net income attributable to the Partnership	$30	$32	$57	$59
Limited Partners' interest in net income attributable to the Partnership	$85	$79	$190	$116

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.38	$0.35	$0.84	$0.54

Distributions per Limited Partner Unit	$0.4300	$0.3650	$0.8450	$0.7130

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units – public	123.8	123.8	123.8	118.9
Common units – SPLC	102.6	100.0	101.3	97.8
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions of dollars)

Net income	$119	$115	$256	$180
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	—
Comprehensive income	$119	$115	$256	$180
Less comprehensive income attributable to:
Noncontrolling interests	4	4	9	5
Comprehensive income attributable to the Partnership	$115	$111	$247	$175

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018

	(in millions of dollars)
Cash flows from operating activities
Net income	$256	$180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	24	23
Loss from revision of asset retirement obligation	2	—
Undistributed equity earnings	(3)	(2)
Changes in operating assets and liabilities
Accounts receivable	(3)	(4)
Allowance oil	—	(6)
Prepaid expenses and other assets	10	6
Accounts payable	1	1
Deferred revenue and other unearned income	(11)	(3)
Accrued liabilities	7	18
Net cash provided by operating activities	283	213
Cash flows from investing activities
Capital expenditures	(24)	(25)
Acquisitions from Parent	(90)	(482)
Contributions to investment	(10)	(14)
Return of investment	47	33
Net cash used in investing activities	(77)	(488)
Cash flows from financing activities
Net proceeds from equity offerings	—	973
Borrowings under credit facilities	600	1,220
Repayments of credit facilities	—	(973)
Contributions from general partner	—	20
Capital distributions to general partner	(510)	(738)
Distributions to noncontrolling interests	(9)	(7)
Distributions to unitholders and general partner	(248)	(189)
Other contributions from Parent	10	6
Net cash (used in) provided by financing activities	(157)	312
Net increase in cash and cash equivalents	49	37
Cash and cash equivalents at beginning of the period	208	138
Cash and cash equivalents at end of the period	$257	$175
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$(2)	$1
Other non-cash contributions from Parent	—	2
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$3,459	$(198)	$(3,543)	$—	$25	$(257)
Impact of change in accounting policy (Note 4)	(4)	(5)	—	—	—	(9)
Net income	58	47	27	—	5	137
Other contributions from Parent	—	—	7	—	—	7
Distributions to unitholders and general partner	(49)	(40)	(40)	—	—	(129)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance as of March 31, 2019	$3,464	$(196)	$(3,549)	$—	$27	$(254)
Net income	45	40	30	—	4	119
Other contributions from Parent	—	—	9	(6)	—	3
Distributions to unitholders and general partner	(51)	(42)	(26)	—	—	(119)
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
June 2019 Acquisition	—	—	(510)	—	—	(510)
Balance as of June 30, 2019	$3,458	$(198)	$(4,046)	$(6)	$25	$(767)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Noncontrolling Interests	Total
Balance as of December 31, 2017	$2,774	$(507)	$(2,856)	$23	$(566)
Impact of change in accounting policy	(1)	1	(2)	—	(2)
Net income	21	16	27	1	65
Net proceeds from equity offerings	673	300	—	—	973
Contributions from general partner	—	—	20	—	20
Other contributions from Parent	—	—	5	—	5
Distributions to unitholders and general partner	(33)	(30)	(20)	—	(83)
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Balance as of March 31, 2018	$3,434	$(220)	$(2,826)	$22	$410
Net income	43	36	32	4	115
Other contributions from Parent	—	—	2	—	2
Distributions to unitholders and general partner	(43)	(35)	(28)	—	(106)
Distributions to noncontrolling interests	—	—	—	(4)	(4)
May 2018 Acquisition	—	—	(738)	—	$(738)
Balance as of June 30, 2018	$3,434	$(219)	$(3,558)	$22	$(321)

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

Description of Business

We are a growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of June 30, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and other investments. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of June 30, 2019:

SHLX Ownership

Pecten Midstream LLC (“Pecten”)	100.0%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%
Triton West LLC (“Triton”)	100.0%
Zydeco Pipeline Company LLC (“Zydeco”) (1)	92.5%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%
Bengal Pipeline Company LLC (“Bengal”)	50.0%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%
LOCAP LLC (“LOCAP”)	41.48%
Explorer Pipeline Company (“Explorer”)	38.59%
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%
Colonial Pipeline Company (“Colonial”)	16.125%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%
(1) SPLC owns the remaining 7.5% ownership interest is Zydeco.

Basis of Presentation

Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are

U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”) unless otherwise described herein. The unaudited consolidated financial statements for the three and six months ended June 30, 2019 and June 30, 2018 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2018 Annual Report.

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

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2018 Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2019, other than those noted below.

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

See Note 8 — Leases for additional information and disclosures required by the new standard.

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

2. Acquisitions

June 2019 Acquisition

On June 6, 2019, we acquired SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased our ownership interest in Explorer to 38.59% and in Colonial to 16.125%. The June 2019 Acquisition closed pursuant to a Contribution Agreement dated May 10, 2019 (the “May 2019 Contribution Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. As such, we recorded the acquired equity interests at SPLC’s historical carrying value of $90 million, which is included in Equity method investments in our unaudited consolidated balance sheet as of June 30, 2019. In addition, as a transfer between entities under common control, we recorded Accumulated other comprehensive loss of $6 million related to historical remeasurements of pension and other postretirement benefits provided by Explorer and Colonial to their employees. We recognized $510 million of (cash) consideration in excess of the historical carrying value of equity interests acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined in Note 7 — Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million. Pursuant to the May 2019 Contribution Agreement, the number of common units representing the equity consideration was determined by dividing the contribution amount (25% of total consideration of $800 million) by the price per unit of $20.68, which represents the volume weighted average sales prices of the common units calculated for the five trading day period ended on April 30, 2019, less the general partner units issued to the general partner in order to maintain its 2% general partner interest in us. The equity issued consisted of 9,477,756 common units issued to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units issued to the general partner in order to maintain its 2% general partner interest in us.

As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments (see Note 4 — Equity Method Investments for further details).

May 2018 Acquisition

On May 11, 2018, we acquired SPLC’s ownership interests in Amberjack, which is comprised of 75% of the issued and outstanding Series A membership interests of Amberjack and 50% of the issued and outstanding Series B membership interests of Amberjack for $1,220 million (the “May 2018 Acquisition”). The May 2018 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 9, 2018 between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We acquired historical carrying value of net assets under common control of $482 million, which is included in Equity method investments in our unaudited consolidated balance sheet. We recognized $738 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the May 2018 Acquisition with $494 million in borrowings under our Five Year Revolver due July 2023 (as defined in Note 7—Related Party Debt) and $726 million in borrowings under our Five Year Revolver due December 2022 (as defined in Note 7—Related Party Debt) with STCW.

3. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

Refer to Note 2—Acquisitions for a description of agreements applicable to the current reporting periods. For a description of all other applicable agreements, see Note 4—Acquisitions and Divestiture in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

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

During the six months ended June 30, 2019, neither we nor SPLC made any claims for indemnification under the 2019 Omnibus Agreement.

Trade Marks License Agreement

We, our general partner and SPLC entered into a Trade Marks License Agreement with Shell Trademark Management Inc. effective as of February 1, 2019. The Trade Marks License Agreement grants us the use of certain Shell trademarks and trade names and expires on January 1, 2024 unless earlier terminated by either party upon 360 days’ notice.

Tax Sharing Agreement

For a discussion of the Tax Sharing Agreement, see Note 3—Related Party Transactions—Tax Sharing Agreement in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

Other Agreements

We have entered into several customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements. See Note 3—Related Party Transactions—Other Agreements in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

Partnership Agreement

On December 21, 2018, we executed Amendment No. 2 (the “Second Amendment”) to the Partnership’s First Amended and
Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the incentive distribution rights (“IDR’s”) by: (1) $17 million for the three months ended March 31, 2019, (2) $17 million for the three months ended June 30, 2019 and (3) $16 million for the three months ending September 30, 2019.

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both June 30, 2019 and December 31, 2018. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both June 30, 2019 and December 31, 2018.

Other Related Party Balances

Other related party balances consist of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$39	$29
Prepaid expenses	6	15
Other assets	2	3
Accounts payable (1)	8	9
Deferred revenue	—	3
Accrued liabilities (2)	17	16
Debt payable (3)	2,691	2,091
(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) As of June 30, 2019, accrued liabilities reflects $16 million accrued interest and $1 million other accrued liabilities. As of December 31, 2018, accrued liabilities reflects $14 million accrued interest and $2 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $3 million as of both June 30, 2019 and December 31, 2018.

Related Party Credit Facilities

We have entered into five credit facilities with STCW: the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility. Zydeco has also entered into the Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 7 – Related Party Debt in this report and Note 9 – Related Party Debt in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three and six months ended June 30, 2019 and June 30, 2018 are disclosed in Note 11 – Revenue Recognition.

In the three and six months ended June 30, 2019, we converted excess allowance oil to cash through sales to affiliates of Shell of $1 million and $3 million net proceeds, respectively. In the three and six months ended June 30, 2018, we converted excess allowance oil to cash through sales to affiliates of Shell of $1 million and $2 million net proceeds, respectively. We include the revenue in Product revenue – related parties and the cost in Cost of product sold – related parties.

The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers. The related party portion of insurance expense, which is included within Operations and maintenance – related parties, was $5 million and $9 million for the three and six months ended June 30, 2019, respectively, and $3 million and $7 million for the three and six months ended June 30, 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations and maintenance – related parties	$16	$13	$30	$26
General and administrative – related parties	12	14	23	27

Allocated operating expenses	$3	$3	$8	$7
Allocated general corporate expenses	6	8	13	16
Management Agreement fee	2	2	4	4
Omnibus Agreement fee	2	2	5	4

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2019 were $2 million and $3 million, respectively. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2018 were $2 million and $3 million, respectively. Our share of defined contribution benefit plan costs for the three months ended June 30, 2019 were less than $1 million and for the six months ended June 30, 2019 was $1 million. Our share of defined contribution benefit plan costs for the three and six months ended June 30, 2018 were $1 million and $2 million, respectively. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.

Share-based Compensation

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan, Shell’s incentive compensation program. Share-based compensation expense is included in General and administrative – related parties in the accompanying unaudited consolidated statements of income. These costs for both the three and six months ended June 30, 2019 and June 30, 2018 were not material.

Equity and Other Investments

We have equity and other investments in various entities. As of June 30, 2019, SPLC no longer owns an interest in any of these entities. See Note 2 – Acquisitions for additional details. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 4 – Equity Method Investments for additional details.

Reimbursements

The following table reflects reimbursements from our Parent for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash received (1)	$3	$5	$10	$6
Changes in receivable from Parent (2)	—	(3)	—	—
Total reimbursements (3)	$3	$2	$10	$6
(1) These reimbursements are included in Other contributions from Parent in the accompanying unaudited consolidated statements of cash flows.
(2) These reimbursements are included in Other non-cash contributions from Parent in the accompanying unaudited consolidated statements of cash flows.
(3) These reimbursements are included in Other contributions from Parent in the accompanying unaudited consolidated statements of (deficit) equity and are exclusive of zero and $1 million for the six months ended June 30, 2019 and June 30, 2018, respectively, related to contributions from Parent.

During the three and six months ended June 30, 2019, we filed claims for reimbursement from our Parent of $3 million and $10 million, respectively. During the three and six months ended June 30, 2018, we filed claims for reimbursement from our Parent of $2 million and $6 million, respectively. For each of these periods, this reflects our proportionate share of Zydeco directional drill project costs and expenses.

4. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	June 30, 2019		December 31, 2018
	Ownership	Investment Amount	Ownership	Investment Amount
Amberjack – Series A / Series B	75.0% / 50.0%	$441	75.0% / 50.0%	$458
Mars	71.5%	162	71.5%	169
Bengal	50.0%	84	50.0%	82
Permian Basin	50.0%	79	50.0%	72
LOCAP	41.48%	8	41.48%	8
Explorer (1)	38.59%	92	12.62%	—
Poseidon	36.0%	—	36.0%	—
Colonial (1)	16.125%	30	6.0%	—
Proteus	10.0%	16	10.0%	16
Endymion	10.0%	18	10.0%	18
		$930		$823

(1) As part of the June 2019 Acquisition, these interests have been accounted for prospectively. See below for additional information.

We acquired an additional 25.97% interest in Explorer and an additional 10.125% interest in Colonial in the June 2019 Acquisition. As a result, these investments now qualify for equity method accounting as we have the ability to exercise significant influence over these investments as of the acquisition date. Prior to the acquisition date, Explorer and Colonial were accounted for as Other investments without readily determinable fair values and were therefore carried at cost. Upon acquisition, we added our Parent’s historical carrying value of the equity interests transferred as a transaction between entities under common control, totaling $90 million, to the basis of our previously held interests of $60 million as this is the date these investments qualified for equity method accounting. Subsequent to the June 2019 Acquisition date, we received second quarter distributions for Explorer and Colonial in the amounts of $23 million and $16 million, respectively. We recorded these distributions as reductions to the respective equity method investment balances for Explorer and Colonial as these amounts were no longer considered dividend income due to the change in the method of accounting. We recorded equity earnings for both Explorer and Colonial prospectively from the date of acquisition.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of June 30, 2019 and December 31, 2018, the unamortized basis differences included in our equity investments are $97 million and $40 million, respectively. For the three and six months ended June 30, 2019 the net amortization expense was $1 million and $2 million, respectively, and for the three and six months ended June 30, 2018, the net amortization expense was $1 million and $2 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. Further, we have no commitments to provide further financial support to Poseidon. As such, we have recorded excess distributions in Other income of $9 million and $17 million for the three and six months ended June 30, 2019, respectively, and $9 million and $10 million for the three and six months ended June 30, 2018, respectively. Once our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amberjack (1)	$31	$16	$63	$16
Mars	29	21	58	46
Bengal	5	6	10	10
Explorer (2)	7	—	7	—
Colonial (2)	4	—	4	—
Poseidon (3)	—	—	—	6
Other (4)	4	5	8	10
	$80	$48	$150	$88
(1) We acquired an interest in Amberjack in May 2018. The acquisition of this interest has been accounted for prospectively.
(2) As stated above, we acquired additional interests in Explorer and Colonial in June 2019. The acquisition of these interests has been accounted for prospectively.
(3) As stated above, the equity method of accounting has been suspended for Poseidon and excess distributions are recorded in Other income.
(4) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

The adoption of the revenue standard for the majority of our equity method investments followed the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin which adopted on January 1, 2018. As a result of the adoption of the revenue standard on January 1, 2019, we recognized our proportionate share of Amberjack’s cumulative effect transition adjustments as a decrease to opening equity (deficit) in the amount of $9 million under the modified retrospective transition method. As a result of the adoption of the revenue standard on January 1, 2018, we recognized our proportionate share of Mars’ cumulative effect transition adjustments as a decrease to opening equity (deficit) in the amount of $7 million under the modified retrospective transition method.

Under the new lease standard (as defined in Note 8 - Leases), the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2020 for their stand-alone financial statements.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected unaudited income statement data is pro-rated based on the number of days in which the Partnership owned and accounted for the investment under the equity method of accounting.

	Three Months Ended June 30, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$74	$17	$57	$58
Mars	67	26	41	42
Bengal	19	9	10	10
Explorer (1)	37	13	24	18
Colonial (2)	88	44	44	27
Poseidon	34	8	26	23
Other (3)	56	37	19	17
(1) Our additional interest in Explorer was acquired on June 6, 2019. Explorer's total revenues, total operating expenses and operating income (on a 100% basis) were $133 million, $48 million and $85 million, respectively.
(2) Our additional interest in Colonial was acquired on June 6, 2019. Colonial's total revenues, total operating expenses and operating income (on a 100% basis) were $325 million, $164 million and $161 million, respectively.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$155	$36	$119	$120
Mars	130	48	82	83
Bengal	37	16	21	21
Explorer (1)	37	13	24	18
Colonial (2)	88	44	44	27
Poseidon	65	17	48	43
Other (3)	86	55	31	26

(1) Our additional interest in Explorer was acquired on June 6, 2019. Explorer's total revenues, total operating expenses and operating income (on a 100% basis) were $222 million, $94 million and $128 million, respectively.
(2) Our additional interest in Colonial was acquired on June 6, 2019. Colonial's total revenues, total operating expenses and operating income (on a 100% basis) were $696 million, $330 million and $366 million, respectively.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended June 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$40	$10	$30	$30
Mars	52	22	30	30
Bengal	18	7	11	11
Poseidon	27	8	19	17
Other (2)	39	15	24	21

(1) Our interest in Amberjack was acquired on May 11, 2018. Amberjack’s total revenues, total operating expenses and operating income (on a 100% basis) were $70 million, $17 million and $53 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$40	$10	$30	$30
Mars	109	43	66	66
Bengal	33	14	19	19
Poseidon	56	17	39	36
Other (2)	75	30	45	40

(1) Our interest in Amberjack was acquired on May 11, 2018. Amberjack’s total revenues, total operating expenses and operating income (on a 100% basis) were $132 million, $36 million and $96 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Capital Contributions

We make capital contributions for our pro-rata interest in Permian Basin to fund capital and other expenditures. We have made capital contributions of $10 million during the first six months of 2019.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	June 30, 2019	December 31, 2018
Land	—	$12	$11
Building and improvements	10 - 40 years	40	39
Pipeline and equipment (1)	10 - 30 years	1,202	1,162
Other	5 - 25 years	18	18
		1,272	1,230
Accumulated depreciation and amortization (2)		(591)	(567)
		681	663
Construction in progress		57	79
Property, plant and equipment, net		$738	$742
(1) As of June 30, 2019 and December 31, 2018, includes cost of $368 million and $366 million, respectively, related to assets under operating lease (as lessor). As of both June 30, 2019 and December 31, 2018, includes cost of $23 million related to right-of-use (“ROU”) assets under finance lease (as lessee).
(2) As of June 30, 2019 and December 31, 2018, includes accumulated depreciation of $128 million and $121 million, respectively, related to assets under operating lease (as lessor). As of both June 30, 2019 and December 31, 2018, includes accumulated amortization of $5 million, related to ROU assets under finance lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2019 was $12 million and $24 million, respectively, and for the three and six months ended June 30, 2018 was $12 million and $23 million, respectively, and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and finance leases (as lessee).

6. Accrued Liabilities – Third Parties

Accrued liabilities – third parties consist of the following as of the dates indicated:

	June 30, 2019	December 31, 2018
Project accruals	$7	$7
Property taxes	9	4
Other accrued liabilities	2	2
Accrued liabilities – third parties	$18	$13

See Note 3—Related Party Transactions for a discussion of Accrued liabilities – related parties.

7. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	June 30, 2019			December 31, 2018
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Ten Year Fixed Facility	$600	$600	$—	$—	$—	$—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	600	600	—	600	600	—
Zydeco Revolver	—	30	30	—	30	30
Unamortized debt issuance costs	(3)	n/a	n/a	(3)	n/a	n/a
Debt payable – related party	$2,691	$3,590	$896	$2,091	$2,990	$896

For the three and six months ended June 30, 2019, interest and fee expenses associated with our borrowings were $22 million and $41 million, respectively, of which we paid $20 million and $39 million, respectively. For the three and six months ended June 30, 2018, interest and fee expenses associated with our borrowings were $13 million and $23 million, respectively, of which we paid $8 million and $19 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of June 30, 2019, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,808 million, respectively. As of December 31, 2018, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,094 million and $2,099 million, respectively.

On June 4, 2019, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “Ten Year Fixed Facility”). The Ten Year Fixed Facility bears an interest rate of 4.18% per annum and matures on June 4, 2029. No issuance fee was incurred in connection with the Ten Year Fixed Facility. The Ten Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the Ten Year Fixed Facility. The Ten Year Fixed Facility was fully drawn on June 6, 2019 to partially fund the June 2019 Acquisition.

On May 11, 2018, we funded the May 2018 Acquisition with $494 million in borrowings under the Five Year Revolver due July 2023 and $726 million in borrowings under the Five Year Revolver due December 2022.

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

Borrowings and repayments under our credit facilities for the six months ended June 30, 2019 and June 30, 2018 are disclosed in our unaudited consolidated statements of cash flows. See Note 10 – (Deficit) Equity for additional information regarding the source of our repayments.

8. Leases

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

Upon adoption on January 1, 2019, we recognized operating lease right-of-use (“ROU”) assets and corresponding lease liabilities of $5 million. As lessor, the accounting for operating leases has not changed and the adoption did not have an impact on our existing transportation and terminaling services agreements that are considered operating leases. As lessee, the accounting for finance leases (capital leases) was substantially unchanged.

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

Under the new lease standard, operating leases (as lessee) are included in Operating lease right-of-use assets, Accrued liabilities - third parties and Operating lease liabilities in our unaudited consolidated balance sheets. Finance leases (as lessee) are included in Property, plant and equipment, Accrued liabilities – third parties and Finance lease liabilities in our unaudited consolidated balance sheets. ROU assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at transition date in determining the present value of future payments. The ROU asset includes any lease payments made but excludes lease incentives and initial direct costs incurred, if any. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

We have long-term non-cancelable third-party operating leases for land. Several of the leases provide for renewal terms. We hold cancellable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Obligations under these easements are not material to the results of our operations.  In addition, Odyssey has a third-party operating lease for use of offshore platform space at Main Pass 289C. This lease will continue to be in effect until the continued operation of the platform is uneconomic.

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

Lease balances and costs

The following tables summarize our lease costs as of and for the three and six months ended June 30, 2019:

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$5
Finance lease assets	Property, plant and equipment, net (1)	18
Total lease assets		$23

Liabilities
Current
Finance	Accrued liabilities - third parties	$1
Noncurrent
Operating	Operating lease liabilities	5
Finance	Finance lease liabilities	25
Total lease liabilities		$31
(1) Finance lease assets are recorded net of accumulated amortization of $5 million as of June 30, 2019.

		Three Months Ended	Six Months Ended
Lease cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost (1)	Operations and maintenance - third parties	$—	$—
Finance lease cost (cost resulting from lease payments):
Amortization of leased assets	Depreciation and amortization	1	1
Interest on lease liabilities	Interest expense, net	1	2
Total lease cost		$2	$3

(1) Amounts for the three and six months ended June 30, 2019 were less than $1 million.

Other information

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$—
Operating cash flows from finance leases (1)	—
Financing cash flows from finance leases (1)	—

(1) Amounts for the six months ended June 30, 2019 were less than $1 million.

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	20
Finance leases	12

Weighted-average discount rate
Operating leases	5.8%
Finance leases	14.3%

Annual maturity analysis

The future annual maturity of lease payments as of June 30, 2019 for the above lease obligations was:

Maturity of lease liabilities	Operating leases (1)	Finance leases (2)	Total
Remainder of 2019	$—	$2	$2
2020	—	4	4
2021	1	4	5
2022	—	4	4
2023	1	4	5
Remainder	6	36	42
Total lease payments	8	54	$62
Less: Interest (3)	(3)	(29)	(32)
Present value of lease liabilities (4)	$5	$25	$30
(1) Operating lease payments include $2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes $26 million in principal and excludes $9 million in executory costs.
(3) Calculated using the interest rate for each lease.
(4) Includes the current portion of $1 million for the finance lease.

Lessor accounting

We have certain transportation and terminaling services agreements with related parties entered into prior to the adoption date of January 1, 2019 that are considered operating leases and include both lease and non-lease components. Certain of these agreements were entered into for terms of ten years with the option to extend for two additional five year terms, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one year terms. It is reasonably certain that these contracts will be extended. Our transportation, terminaling and storage services revenue and lease revenue from related parties for both the three and six months ended June 30, 2019 and 2018 are disclosed in Note 11 – Revenue Recognition.

Our risk management strategy for the residual assets is mitigated by the long-term nature of the underlying assets and the long-term nature of our lease agreements.

Significant assumptions and judgments

Lease and non-lease components. Certain of our revenues are accounted for under Topic 842, Leases, as the underlying contracts convey the right to control the use of the identified asset for a period of time. We allocate the arrangement consideration between the lease components that fall within the scope of ASC Topic 842 and any non-lease service components within the scope of ASC Topic 606 based on the relative stand-alone selling price of each component. See Note 11 – Revenue Recognition for additional information regarding the allocation of the consideration in a contract between the lease and non-lease components.

Annual maturity analysis

As of June 30, 2019, future annual maturity of lease payments to be received under the contract terms of these operating leases, which includes only the lease components of these leases, was estimated to be:

Maturity of lease liabilities	Operating leases (1)
Remainder of 2019	$28
2020	56
2021	56
2022	56
2023	56
Remainder	750
Total lease payments	$1,002

(1) Operating lease payments include $556 million related to options to extend lease terms that are reasonably certain of being exercised.

9. Accumulated Other Comprehensive Loss

As a result of the June 2019 Acquisition, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The June 2019 Acquisition is accounted for as a transaction between entities under common control on a prospective basis and we have recorded the acquisition on our unaudited consolidated balance sheet at SPLC's historical basis which included accumulated other comprehensive loss. Our assumption of the accumulated other comprehensive loss balance had no effect on our comprehensive income during the period as the balance was accumulated while under the ownership of SPLC.

10. (Deficit) Equity

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

Public Offering and Private Placement

On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for $673 million net proceeds ($680 million gross proceeds, or $27.20 per common unit, less $6 million of underwriter’s fees and $1 million of transaction fees). In connection with the issuance of common units, we issued 510,204 general partner units to our general partner for $14 million in order to maintain its 2% general partner interest in us. On February 6, 2018, we also completed the sale of 11,029,412 common units in a private placement with Shell Midstream LP Holdings LLC for an aggregate purchase price of $300 million, or $27.20 per common unit. In connection with the issuance of the common units, we issued 225,091 general partner units to the general partner for $6 million in order to maintain its 2% general partner interest in us. We used net proceeds from these sales to repay $247 million of borrowings outstanding under the Five Year Revolver due July 2023 and $726 million of borrowings outstanding under the Five Year Revolver due December 2022, as well as for general partnership purposes.

At-the-Market Program

On March 2, 2016, we commenced an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds.

During the six months ended June 30, 2019 and June 30, 2018, we did not have any sales under this program.

Units Outstanding

As of June 30, 2019, we had 233,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 109,457,304 common units, representing an aggregate 46.0% limited partner interest in us, all of the IDR’s, and 4,761,012 general partner units, representing a 2% general partner interest in us.

The changes in the number of units outstanding from December 31, 2018 through June 30, 2019 are as follows:

	Public	SPLC	General
(in units)	Common	Common	Partner	Total
Balance as of December 31, 2018	123,832,233	99,979,548	4,567,588	228,379,369
June 2019 Acquisition(1)	—	9,477,756	193,424	9,671,180
Balance as of June 30, 2019	123,832,233	109,457,304	4,761,012	238,050,549

(1) See Note 2 – Acquisitions in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Distributions to our Unitholders

Our sponsor has elected to waive $50 million of IDR’s in 2019 to be used for future investment by the Partnership. See Note 3 - Related Party Transactions for terms of the Second Amendment.

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	IDR's	2%	Total

		(in millions, except per unit amounts)
February 14, 2018	December 31, 2017	$33	$30	$18	$2	$83	$0.3330
May 15, 2018	March 31, 2018	43	35	26	2	106	0.3480
August 14, 2018	June 30, 2018	45	36	30	2	113	0.3650
November 14, 2018	September 30, 2018	47	38	33	3	121	0.3820
February 14, 2019	December 31, 2018	49	40	37	3	129	0.4000
May 15, 2019	March 31, 2019 (1)	51	42	23	3	119	0.4150
August 14, 2019	June 30, 2019 (1)(2)	53	47	28	3	131	0.4300
(1) Includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional information.
(2) For more information see Note 15— Subsequent Events.
Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for the three and six months ended June 30, 2019 were $2 million and $3 million, respectively, and for both the three and six months ended June 30, 2018 were $3 million. Distributions to GEL for its noncontrolling interest in Odyssey for the three and six months ended June 30, 2019 were $4 million and $6 million, respectively, and for the three and six months ended June 30, 2018 were $2 million and $4 million, respectively. See Note 3—Related Party Transactions for additional details.

11. Revenue Recognition

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Transportation services revenue – third parties	$32	$55	$72	$87
Transportation services revenue – related parties (1)	51	42	101	73
Storage services revenue – third parties	2	2	4	5
Storage services revenue – related parties	2	2	4	3
Terminaling services revenue – related parties (2)	11	11	23	22
Product revenue – third parties (3)	3	1	4	1
Product revenue – related parties (3)	6	2	16	10
Total Topic 606 revenue	107	115	224	201
Lease revenue – related parties	14	14	28	28
Total revenue	$121	$129	$252	$229
(1) Transportation services revenue - related parties includes $1 million and $2 million, respectively, of the non-lease service component in our transportation services contracts for the both three and six months ended June 30, 2019 and 2018.
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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Certain of these agreements were entered into for terms of ten years, with the option to extend for two additional five year terms, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one-year terms. As of June 30, 2019, future minimum payments of both the lease and service components to be received under the initial ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$882	$108	$216	$217	$341

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2019	June 30, 2019
Receivables from contracts with customers – third parties	$19	$12
Receivables from contracts with customers – related parties	21	33
Deferred revenue – third parties (1)	8	—
Deferred revenue – related party (1)	3	—
(1) Amounts as of June 30, 2019 were less than $1 million.

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2018	Additions (1)	Reductions (2)	June 30, 2019 (3)
Deferred revenue – third parties	$8	$—	$(8)	$—
Deferred revenue – related party	3	—	(3)	—
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.
(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.
(3) Amounts as of June 30, 2019 were less than $1 million.

We currently have no assets recognized from the costs to obtain or fulfill a contract as of both June 30, 2019 and December 31, 2018.

Remaining Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of June 30, 2019:

	Total	Remainder of 2019	2020	2021	2022	2023 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts in place as of June 30, 2019 (1)	$632	$55	$106	$63	$63	$345
Revenue expected to be recognized on other multi-year committed shipper transportation contracts in place as of June 30, 2019 (2)	41	3	5	5	5	23
Revenue expected to be recognized on multi-year storage service contracts in place as of June 30, 2019	2	2	—	—	—	—
Revenue expected to be recognized on multi-year terminaling service contracts in place as of June 30, 2019 (2)	394	23	47	47	47	230
	$1,069	$83	$158	$115	$115	$598
(1) Excludes revenue deferred for deficiency payments of less than $1 million as of June 30, 2019.
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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$119	$115	$256	$180
Less:
Net income attributable to noncontrolling interests	4	4	9	5
Net income attributable to the Partnership	115	111	247	175
Less:
General partner’s distribution declared (1)	31	32	57	60
Limited partners’ distribution declared on common units	100	81	193	159
Distributions in excess of income	$(16)	$(2)	$(3)	$(44)
(1) For the three and six months ended June 30, 2019, this includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional information.

	Three Months Ended June 30, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$31	$100	$131
Distributions in excess of income	(1)	(15)	(16)
Net income attributable to the Partnership	$30	$85	$115
Weighted average units outstanding:
Basic and diluted		226.4
Net income per limited partner unit:
Basic and diluted		$0.38
(1) This includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional  information.

	Six Months Ended June 30, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$57	$193	$250
Distributions in excess of income	—	(3)	(3)
Net income attributable to the Partnership	$57	$190	$247
Weighted average units outstanding:
Basic and diluted		225.1
Net income per limited partner unit:
Basic and diluted		$0.84
(1) This includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional  information.

	Three Months Ended June 30, 2018
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$32	$81	$113
Distributions in excess of income	—	(2)	(2)
Net income attributable to the Partnership	$32	$79	$111
Weighted average units outstanding:
Basic and diluted		223.8
Net income per limited partner unit:
Basic and diluted		$0.35

	Six Months Ended June 30, 2018
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$60	$159	$219
Distributions in excess of income	(1)	(43)	(44)
Net income attributable to the Partnership	$59	$116	$175
Weighted average units outstanding:
Basic and diluted		216.7
Net income per limited partner unit:
Basic and diluted		$0.54

13. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and six months ended June 30, 2019 and June 30, 2018 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

14. Commitments and Contingencies

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in income in the period in which they are probable and reasonably estimable. As of both June 30, 2019 and December 31, 2018, these costs and any related liabilities are not material.

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

Indemnification

Under the 2019 Omnibus Agreement, certain tax liabilities are indemnified by SPLC. See Note 3—Related Party Transactions for additional information.

Minimum Throughput

On September 1, 2016, the in-service date of the finance lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff will be reviewed annually and the rate updated based on the Federal Energy Regulatory Commission (“FERC”) indexing adjustment effective July 1 of each year. Effective July 1, 2019, there was an approximately 4.3% increase to this rate based on FERC indexing adjustment. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

15. Subsequent Events

We have evaluated events that have occurred after June 30, 2019 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution

On July 24, 2019, the Board declared a cash distribution of $0.4300 per limited partner unit for the three months ended June 30, 2019. The distribution will be paid on August 14, 2019 to unitholders of record as of August 5, 2019.

Revolving Loan Facility

On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin.

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

On January 1, 2019, we adopted Topic 842, Leases (“the new lease standard”) by applying the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 and balances at June 30, 2019 are presented in accordance with the new lease standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under previous generally accepted accounting principles in the United States (“GAAP”). See Note 8 – Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Partnership Overview

We are a growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of June 30, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, see Part I, Item 1 - Business and Properties in our 2018 Annual Report.

2019 developments include:

•June 2019 Acquisition. In June 2019, we entered into a Contribution Agreement (the “May 2019 Contribution Agreement”) with SPLC to acquire SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased the Partnership’s ownership interest in Explorer to 38.59% and in Colonial to 16.125%. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined below) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million from the issuance of 9,477,756 common units to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units to the general partner in order to maintain its 2% general partner interest in us.

•Borrowings. In June 2019, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “Ten Year Fixed Facility”). The Ten Year Fixed Facility was fully drawn to partially fund the June 2019 Acquisition.

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

As a result of Tropical Storm Barry, we expect to incur an impact of approximately $10 million to net income and cash available for distribution in the third quarter of 2019. Certain producers in the Gulf of Mexico elected to shut-in and evacuate as a safety precaution, while others were forced to shut-in or curtail production due to on-shore closures. There was no material impact to our people, assets or the environment as a result of the storm.

Executive Overview

Net income was $256 million and net income attributable to the Partnership was $247 million during the six months ended June 30, 2019. We generated cash from operations of $283 million. As of June 30, 2019, we had cash and cash equivalents of $257 million, total debt of $2,694 million and unused capacity under our credit facilities of $896 million.

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

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, loss from revision of asset retirement obligation, and depreciation, amortization and accretion, plus cash distributed to us from equity investments for the applicable period, less equity method distributions included in other income and income from equity investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests and Adjusted EBITDA attributable to Parent.

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

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers. Similarly, as demand dynamics change, we anticipate that we will create new services or capacity arrangements that meet customer requirements. We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. For example, Appomattox and Buckskin came online during 2019. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.

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

Two of our long-term transportation services agreements on the Zydeco system expired at the end of 2018, and another expired in the second quarter of 2019. These contracts represented approximately 30% of our revenues for the year ended December 31, 2018. Zydeco announced a binding open season on April 15, 2019 which concluded on May 31, 2019. As a result of this open season, Zydeco was able to re-contract the expired volumes. Although we have replaced the volumes from the expired contracts, the rates under the new contracts are lower than those previously contracted, and therefore net income and cash available for distribution will be lower.

The market environment dictated the rates, terms and duration of these agreements. Increases or decreases in available crude supply in the Houston market can affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors can impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. Shippers may also choose alternate routes on which to ship. Alternatively, Louisiana refineries’ availability and crude slates, as well as potential crude options at Louisiana Gulf Coast ports, can impact Louisiana demand for crude types available in the Houston market. Additionally, crude prices and basis differentials directly impact the price our customers are willing to pay to transport. Despite these challenges, we believe that Zydeco continues to serve an important market and we strive to maximize the long-term value of the system to both shippers and the pipeline.

Revenue we generate from spot shipments typically has a corresponding positive impact on cash available for distribution. However, in the first half of 2019, previously committed shippers whose contracts expired at the end of 2018 have had the ability to ship on credits earned related to under-shipments prior to the expiration of their contracts. As such, revenue is recognized for the usage of those credits, but cash is not received. The majority of these credits were utilized in the first quarter, with the remaining credits used in the second quarter. For the contract that expired during the second quarter of 2019, the shipper will have the ability to use the credits, and if unused, they will expire during the fourth quarter of 2019. These credits are not expected to be material.

The cumulative effect of the foregoing circumstances and challenges on Zydeco has had, and may continue to have, a material impact on our financial results. The impact on both our net income and cash available for distribution in the first six months of 2019 was approximately $55 million.

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. The current global geopolitical and economic uncertainty continues to contribute to volatility in financial and commodity markets. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. We have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of our customers. Certain of our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at lower levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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

Other Changes in Customers’ Volumes

Total Zydeco volumes were higher in the three months ended June 30, 2019 (“Current Quarter”) versus the three months ended June 30, 2018 (“Comparable Quarter”) primarily resulting from an increase in non-mainline offshore volumes, partially offset by the expiration of two contracts at the end of 2018 and a third that expired in the Current Quarter. Total Zydeco volumes were higher in the six months ended June 30, 2019 (“Current Period”) versus the six months ended June 30, 2018 (“Comparable Period”) primarily due to declaring Force Majeure in the Comparable Period related to the hydro-test of the Zydeco pipeline from Houston, Texas to Houma, Louisiana which resulted in 49 days of downtime. This increase was partially offset by lower volumes in the Current Period due to the expiration of two contracts at the end of 2018 and a third that expired in the Current Period.

Transportation volumes on the Auger pipeline were higher in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period primarily due to increased production at the Auger and Enchilada platforms following drilling and workover activity at existing fields, as well as the shut-in of production at certain connected producer facilities in the Comparable Quarter caused by the fire at the Enchilada platform late in 2017. We received $3 million in the second quarter of 2019 related to business interruption recoveries associated with outages in 2018.

Transportation volumes on the Na Kika pipeline were lower in the Current Quarter versus the Comparable Quarter due to a planned turnaround on the producing platform in the Current Quarter, partially offset by new wells that came online during the Comparable Quarter. Volumes in the Current Period versus the Comparable Period were relatively flat. Delta experienced higher transportation volumes in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period due to higher receipts from Odyssey.

Odyssey volumes were higher in the Current Quarter versus the Comparable Quarter primarily driven by increased production at certain platforms in the Current Quarter. Odyssey volumes were higher in the Current Period versus the Comparable Period primarily driven by multiple fields tied back to the Delta House platform being shut-in for unplanned maintenance in the Comparable Period, as well as increased production at certain platforms in the Current Period.

Transportation volumes on Amberjack were higher in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period driven by increased production from two large fields in the central Gulf of Mexico.

Transportation volumes on Mars were higher in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period driven by increased production from three large fields in the central Gulf of Mexico, as well as from an increase in receipt volume from a connecting pipeline system. The increase in transportation volumes was partially offset by lower storage volumes in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period.

Major Maintenance Projects

On the Zydeco pipeline system, we are finalizing a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). Due to allowing for performance of work during optimal weather and water conditions, final construction activities have been delayed and we now expect the project to be completed in the fourth quarter of 2019. Zydeco expects to incur approximately $42 million in maintenance capital expenditures for the total project. Since inception in the latter half of 2017, Zydeco has incurred $41 million, of which $2 million and $10 million were incurred in the Current Quarter and Current Period, respectively. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During the Current Quarter and Current Period, we filed claims for reimbursement from SPLC of $3 million and $10 million, respectively, which were treated as capital contributions from our Parent.

Certain connected producers have turnarounds planned during 2019. The impact to net income and cash available for distribution for the second quarter of 2019 was approximately $5 million, and we expect the impact for the remainder of 2019 to be approximately $5 million.

For expected capital expenditures in 2019, refer to Capital Resources and Liquidity - Capital Expenditures and Investments.

Major Expansion Projects

In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. The scope included interconnecting piping, dike expansion and associated facility work. The tanks were completed during the first quarter of 2019 and are operational. We built two 250,000 barrel working tanks at the existing Houma facility and have incurred growth capital expenditures of $46 million since inception, of which $3 million and $6 million, respectively, were incurred in the Current Quarter and Current Period. Any remaining costs are not expected to be material.

On Amberjack, we have seen an increase in volume due to multiple production expansion projects, which has resulted in an increase in equity investment income and distributions received from Amberjack. See “Factors Affecting Our Business and Outlook - Changes in Crude Oil Sourcing and Refined Products Demand Dynamics” for additional information.

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
Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter to quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we had contracted a substantial portion of our capacity. However, contracts that represented approximately 30% of our revenues for the year ended December 31, 2018 expired in either December 2018 or in the second quarter of 2019. During the open season that concluded on May 31, 2019, the volumes from these expired contracts were replaced with new contracts. See “Changes in Customer Contracting” for additional information.

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

In May 2019, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC's indexing adjustment methodology by approximately 4.3% starting on July 1, 2019.

On March 21, 2019, FERC issued a Notice of Inquiry (“NOI”) in Docket No. PL19-4-000 seeking comments on whether it should modify its policies concerning the determination of return on equity (“ROE”) for utilities, and on whether any policy changes concerning utility ROEs should be applied to oil and natural gas pipelines. The NOI includes a discussion on: FERC's use of the discounted cash flow (“DCF”) methodology for utilities and pipelines; other financial models that can be used to determine ROE; and the decisions on use of DCF in the utility sector that led to issuance of the NOI. The NOI seeks comments on eight topics and on several technical sub-issues within each topic, including on whether to apply a single ROE policy across oil pipelines, natural gas pipelines, and utilities. Initial comments were filed on June 26, 2019, and reply comments were filed July 26, 2019. We will continue to monitor developments in this area.

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

We believe that FERC’s recent decisions, including the March 2018 Revised Policy Statement and issuances in July 2018, will not have a material impact on our operations and financial performance. Since FERC only maintains jurisdiction over interstate crude oil and liquids pipelines, the recent decisions are not expected to have an impact on rates charged through our offshore operations. FERC also does not maintain jurisdiction over certain of the onshore assets in which we have interests. Rates related to these assets should not be impacted by the FERC decision. For our FERC-regulated rates charged through our interstate crude oil and liquids pipelines, the rates are based on either a negotiated or market-based rate, which are below the cost-of-service rates established by FERC. As such, neither our negotiated nor market-based rate revenue for our FERC-regulated assets would be subject to the income tax recovery disallowance. Additionally, we have evaluated the impact of FERC’s recent policy changes on our non-operated joint ventures. Due to the nature of their assets, operations and/or their entity form, we do not believe there will be a material impact to their operations and earnings.

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2018 Annual Report.

Acquisition Opportunities

We plan to continue to pursue acquisitions of complementary assets from SPLC and other affiliates of Shell, as well as from third parties. Since our initial public offering, we have acquired approximately $5,700 million of assets from Shell and its affiliates. We also may pursue acquisitions jointly with SPLC. Given the size and scope of SPLC’s footprint and its significant ownership interest in us, we expect acquisitions from SPLC will be an important growth mechanism for the foreseeable future. Neither SPLC nor any of its affiliates is under any obligation, however, to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we will be well positioned to acquire midstream assets from SPLC, other subsidiaries of Shell, and third parties should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLP’s may make it more challenging for us to fund our acquisitions with the issuance of equity in the capital markets. However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by our Sponsor and debt.

Results of Operations

The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$121	$129	$252	$229
Costs and expenses
Operations and maintenance	32	38	59	94
Cost of product sold	7	2	16	9
Loss from revision of asset retirement obligation	—	—	2	—
General and administrative	17	16	29	31
Depreciation, amortization and accretion	12	12	24	23
Property and other taxes	5	4	9	10
Total costs and expenses	73	72	139	167
Operating income	48	57	113	62
Income from equity method investments	80	48	150	88
Dividend income from other investments	—	13	14	38
Other income	12	10	20	16
Investment, dividend and other income	92	71	184	142
Interest expense, net	21	13	41	24
Income before income taxes	119	115	256	180
Income tax expense	—	—	—	—
Net income	119	115	256	180
Less: Net income attributable to noncontrolling interests	4	4	9	5
Net income attributable to the Partnership	$115	$111	$247	$175
General partner’s interest in net income attributable to the Partnership	$30	$32	$57	$59
Limited Partners’ interest in net income attributable to the Partnership	$85	$79	$190	$116
Adjusted EBITDA attributable to the Partnership(1)	$187	$155	$357	$251
Cash available for distribution attributable to the Partnership (1)	$162	$137	$302	$217
(1) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day) (1)	2019	2018	2019	2018
Zydeco – Mainlines	635	661	631	566
Zydeco – Other segments	271	230	264	243
Zydeco total system	906	891	895	809
Amberjack total system	359	309	361	293
Mars total system	569	451	562	458
Bengal total system	525	567	513	549
Poseidon total system	265	226	259	232
Auger total system	78	48	82	40
Delta total system	251	201	262	208
Na Kika total system	33	41	39	38
Odyssey total system	149	90	151	100
Colonial total system	2,547	2,589	2,601	2,578
Explorer total system	775	638	664	633
LOCAP total system	1,210	1,254	1,213	1,218
Other systems	369	350	281	358

Terminals (2) (3)
Lockport terminaling throughput and storage volumes	221	234	221	240

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.52	$0.81	$0.57	$0.67
Amberjack total system (4)	2.26	2.48	2.39	2.49
Mars total system (4)	1.16	1.15	1.19	1.20
Bengal total system (4)	0.39	0.34	0.39	0.33
Auger total system (4)	1.39	1.30	1.38	1.33
Delta total system (4)	0.58	0.56	0.57	0.56
Na Kika total system (4)	0.75	0.74	0.76	0.73
Odyssey total system (4)	0.91	0.96	0.91	0.90
Lockport total system (5)	0.23	0.20	0.22	0.19
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$119	$115	$256	$180
Add:
Loss from revision of asset retirement obligation	—	—	2	—
Depreciation, amortization and accretion	12	12	24	23
Interest expense, net	21	13	41	24
Income tax expense	—	—	—	—
Cash distribution received from equity method investments	128	77	211	128
Less:
Equity method distributions included in other income	9	9	17	10
Income from equity method investments	80	48	150	88
Adjusted EBITDA	191	160	367	257
Less:
Adjusted EBITDA attributable to noncontrolling interests	4	5	10	6
Adjusted EBITDA attributable to the Partnership	187	155	357	251
Less:
Net interest paid attributable to the Partnership (1)	21	13	41	24
Income taxes paid attributable to the Partnership	—	—	—	—
Maintenance capex attributable to the Partnership	6	6	14	13
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(1)	(1)	(10)	(3)
Reimbursements from Parent included in partners’ capital	3	2	10	6
Cash available for distribution attributable to the Partnership	$162	$137	$302	$217
(1) Amount represents both paid and accrued interest attributable to the period.

	Six Months Ended June 30,
	2019	2018
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$283	$213
Add:
Interest expense, net	41	24
Income tax expense	—	—
Return of investment	47	33
Less:
Change in deferred revenue and other unearned income	(11)	(3)
Change in other assets and liabilities	15	16
Adjusted EBITDA	367	257
Less:
Adjusted EBITDA attributable to noncontrolling interests	10	6
Adjusted EBITDA attributable to the Partnership	357	251
Less:
Net interest paid attributable to the Partnership (1)	41	24
Income taxes paid attributable to the Partnership	—	—
Maintenance capex attributable to the Partnership	14	13
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(10)	(3)
Reimbursements from Parent included in partners’ capital	10	6
Cash available for distribution attributable to the Partnership	$302	$217
(1) Amount represents both paid and accrued interest attributable to the period.

Current Quarter compared to Comparable Quarter

Revenues

Total revenue decreased by $8 million in the Current Quarter as compared to the Comparable Quarter, comprised of $14 million attributable to transportation and terminaling services revenue, partially offset by an increase of $6 million attributable to product revenue.

Transportation services revenue decreased $26 million for Zydeco primarily due to committed contracts that expired either at the end of 2018 or during the Current Quarter, coupled with a larger amount of used and expired credits in the Comparable Quarter. Transportation services revenue increased by $7 million for Pecten primarily due to an increase on Auger due to improved volumes at connected production facilities in the Current Quarter that were negatively impacted in the Comparable Quarter as a result of the fire in November 2017. Further, Delta revenue increased due to higher receipts from Odyssey in the Current Quarter and the impact of operational issues in the Comparable Quarter. There was a decrease in Na Kika revenue due to lower volumes in the Current Quarter resulting from planned turnaround activity, partially offset by new wells coming online. Odyssey revenue increased $5 million primarily due to increased production at certain platforms. Transportation services revenue for Sand Dollar represents the non-lease service component of its transportation services agreements and was relatively flat.

Product revenue increased by $6 million. Product revenue results from allowance oil sales for Zydeco and Pecten.

Storage revenue, terminaling services revenue and lease revenue were consistent in the Current Quarter and Comparable Quarter.

Costs and Expenses

Total costs and expenses increased $1 million in the Current Quarter due to $5 million of higher cost of product sold related to the cost of sales of allowance oil, $1 million in higher general and administrative expenses and $1 million in higher property taxes due to changes in property tax appraisal estimates. These increases were partially offset by $6 million in lower operations and maintenance expenses.

General and administrative expense increased primarily due to an increase in the fee under the 2019 Omnibus Agreement, partially offset by the allocation of severance expense in the Comparable Quarter.

Operations and maintenance expenses decreased primarily due to lower project spend in the Current Quarter, partially offset by an increase in insurance expense.

Investment, Dividend and Other Income

Investment, dividend and other income increased $21 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments increased by $32 million, primarily as a result of the equity earnings associated with the acquisition of Amberjack in May 2018 and the acquisition of additional interests in Explorer and Colonial in June 2019. Other income increased by $2 million and is primarily related to business continuity insurance proceeds received in connection with the fire at the Enchilada platform impacting Auger, as well as distributions from Poseidon. These increases were partially offset by a decrease in dividend income from other investments of $13 million due to the change in accounting for Explorer and Colonial as equity method investments in the Current Quarter rather than Other investments in the Comparable Quarter following the acquisition of additional interests in June 2019. We were entitled to distributions from Explorer and Colonial with respect to the period beginning April 1, 2019 as these were paid after the acquisition date and were no longer considered dividend income.

Interest Expense

Interest expense increased by $8 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus the Comparable Quarter.

Current Period compared to Comparable Period

Revenues

Total revenue increased by $23 million in the Current Period as compared to the Comparable Period, comprised of $14 million attributable to transportation and terminaling services revenue and $9 million attributable to product revenue.

Transportation services revenue increased by $19 million for Pecten primarily due to an increase on Auger due to improved volumes at connected production facilities in the Current Period that were negatively impacted in the Comparable Period as a result of the fire in November 2017. Additionally, Na Kika revenue increased slightly due to an increase in volumes in the Current Period due to new wells coming online in the second quarter of 2018, partially offset by the impact of planned turnaround activity in the Current Period. Further, Delta revenue increased due to higher receipts from Na Kika and Odyssey in the Current Period and the impact of operational issues in the Comparable Period. Odyssey revenue increased primarily due to connecting fields being shut-in for unplanned maintenance in the Comparable Period. Transportation services revenue decreased $14 million for Zydeco primarily due to lower revenue due to committed contracts that expired either at the end of 2018 or during the Current Period. This decrease was partially offset by the impact of being out of service for 49 days as a result of the hydro-test in the Comparable Period and the usage of credits on our committed transportation agreements in the Current Period. Transportation services revenue for Sand Dollar represents the non-lease service component of its transportation services agreements and was relatively flat.

Product revenue increased by $9 million. Product revenue results from allowance oil sales for Zydeco and Pecten.

Storage revenue, terminaling services revenue and lease revenue were relatively consistent in the Current Period and Comparable Period.

Costs and Expenses

Total costs and expenses decreased $28 million in the Current Period due to $35 million in lower operations and maintenance expenses, $2 million in lower general and administrative expenses and $1 million in lower property taxes due to changes in property tax appraisal estimates. These decreases were partially offset by $7 million of higher cost of product sold related to the cost of sales of allowance oil, a $2 million loss on revision of asset retirement obligation and $1 million of additional depreciation expense.

Operations and maintenance expenses decreased primarily due to the impact in the Comparable Period of being out of service for 49 days as a result of the hydro-test and a larger gain on pipeline operations in the Current Period. This decrease was partially offset by an increase in insurance expense.

General and administrative expense decreased primarily due to lower project related expenses and head office allocations. This increase was partially offset by the increase in the fee under the 2019 Omnibus Agreement.

Investment, Dividend and Other Income

Investment, dividend and other income increased $42 million in the Current Period as compared to the Comparable Period. Income from equity method investments increased by $62 million, primarily as a result of the equity earnings associated with the acquisition of Amberjack in May 2018 and the acquisition of additional interests in Explorer and Colonial in June 2019. Other income increased by $4 million and is primarily related to business continuity insurance proceeds received in connection with the fire at the Enchilada platform impacting Auger, as well as distributions from Poseidon. These increases were partially offset by a decrease in dividend income from Other investments of $24 million due to the change in accounting for Explorer and Colonial as equity method investments in the Current Quarter rather than Other investments in the Comparable Quarter following the acquisition of additional interests in June 2019. We were entitled to distributions from Explorer and Colonial with respect to the period beginning April 1, 2019 as these were paid after the acquisition date and were no longer considered dividend income.

Interest Expense

Interest expense increased by $17 million due to additional borrowings outstanding under our credit facilities during the Current Period versus the Comparable Period.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. Our liquidity as of June 30, 2019 was $1,153 million, consisting of $257 million cash and cash equivalents and $896 million of available capacity under our credit facilities.

On December 21, 2018, we and our general partner executed Amendment No. 2 (the “Second Amendment”) to the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the incentive distribution rights by: (1) $17 million for the quarter ended March 31, 2019, (2) $17 million for the quarter ended June 30, 2019 and (3) $16 million for the quarter ending September 30, 2019.

Credit Facility Agreements

As of June 30, 2019, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
Ten Year Fixed Facility	$600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	3.6%	July 31, 2023
Five Year Revolver due December 2022	1,000	3.6%	December 1, 2022
Five Year Fixed Facility	600	3.23%	March 1, 2022
Zydeco Revolver (1)	30	4.0%	August 6, 2019
(1) As stated below, the Zydeco Revolver will be replaced with the 2019 Zydeco Revolver.

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the six months ended June 30, 2019 and June 30, 2018 was 3.8% and 3.2%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of June 30, 2019 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of June 30, 2019, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin.

For definitions and additional information on our credit facilities, refer to Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements and Note 9 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2018 Annual Report.

Equity Issuances

On June 6, 2019, in connection with the June 2019 Acquisition, we issued 9,477,756 common units to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell. In connection with the issuance of the common units, we issued 193,424 general partner units to the general partner in order to maintain its 2% general partner interest in us. The non-cash equity consideration from this issuance was valued at $200 million pursuant to the May 2019 Contribution Agreement and was used to partially fund the June 2019 Acquisition.

On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for approximately $673 million net proceeds. Additionally, we completed the sale of 11,029,412 common units in a private placement with Shell Midstream LP Holdings LLC for an aggregate purchase price of $300 million.

For additional information, see Note 10 – (Deficit) Equity in the Notes to the Unaudited Consolidated Financial Statements.

Cash Flows from Our Operations

Operating Activities. We generated $283 million in cash flow from operating activities in the Current Period compared to $213 million in the Comparable Period. The increase was primarily driven by an increase in operating income due to the adverse impact of the hydro-test in the Comparable Period, as well as an increase in equity investment income related to the acquisition of Amberjack in May 2018 and the acquisition of additional interests in Explorer and Colonial in June 2019. These increases were partially offset by a decrease related to the timing of receipt of receivables and payment of accruals in the Current Period.

Investing Activities. Our cash flow used in investing activities was $77 million in the Current Period compared to $488 million in the Comparable Period. The decrease in cash flow used in investing activities was primarily due to a smaller acquisition from Parent in the Current Period versus the Comparable Period, as well as lower contributions to Permian Basin and a higher return of investment in the Current Period.

Financing Activities. Our cash flow used in financing activities was $157 million in the Current Period compared to cash flow provided by financing activities of $312 million in the Comparable Period. The decrease in cash flow provided by financing activities was primarily due to lower borrowings under credit facilities, increased distributions paid to the unitholders and our general partner and lower contributions from general partner in the Current Period. The decrease in cash flow provided by financing activities was partially offset by lower capital distributions to Parent in the Current Period.

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

We incurred capital expenditures of $21 million and $26 million for the Current Period and the Comparable Period, respectively. The decrease in capital expenditures is primarily due to lower spend on the directional drill and Houma tank expansion projects for Zydeco, coupled with lower capital contributions to Permian Basin in the Current Period.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expansion capital expenditures	$2	$6	$7	$10
Maintenance capital expenditures	11	10	16	15
Total capital expenditures paid	13	16	23	25
(Decrease) Increase in accrued capital expenditures	(5)	(4)	(2)	1
Total capital expenditures incurred	$8	$12	$21	$26
Contributions to investment	$5	$14	$10	$14

We expect total capital expenditures and investments to be approximately $56 million for 2019, a summary of which is shown in the table below:

	Actual	Expected
	Six Months Ended June 30, 2019	Six Months Ending December 31, 2019	Total Expected 2019 Capital Expenditures
Expansion capital expenditures
Zydeco	$6	$2	$8
Total expansion capital expenditures	6	2	8
Maintenance capital expenditures
Zydeco	11	11	22
Pecten	2	3	5
Triton	1	5	6
Total maintenance capital expenditures	14	19	33
Contributions to investment	10	5	15
Total capital expenditures and investments	$30	$26	$56

Total expected expansion capital expenditures for 2019 are primarily related to the Houma tank expansion project, and expected capital contributions to Permian Basin to fund expansion capital and other expenditures.

Zydeco’s maintenance capital expenditures for the three and six months ended June 30, 2019 were $3 million and $11 million, respectively, primarily for the directional drill project. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three and six months ended June 30, 2019, we filed claims for reimbursement from SPLC of $3 million and $10 million, respectively. We expect Zydeco’s maintenance capital expenditures to be $11 million for the remainder of 2019, of which approximately $2 million is for the directional drill project and $5 million is related to a pipeline exposure requiring replacement. The majority of the remaining spend is related an upgrade of the motor control center at Houma, pressure cycling mitigation and other routine maintenance.

Pecten’s maintenance capital expenditures for the three and six months ended June 30, 2019 were $1 million and $2 million, respectively. We expect Pecten’s maintenance capital expenditures to be approximately $3 million for the remainder of 2019 for electrical improvements at the Lockport terminal and various improvements on Delta.

We expect Triton's maintenance capital expenditures to be approximately $5 million for the remainder of 2019 related to vapor recovery improvements at the Des Plaines terminal, and tank and facility work at the Colex and Des Plaines terminals.

With the exception of the Zydeco directional drill project for which we are indemnified for our proportionate share, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2019 is shown in the table below:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases for land and platform space	$8	$—	$1	$1	$6
Finance leases (1)	64	5	10	10	39
Other agreements (2)	46	6	12	12	16
Debt obligation (3)	2,694	—	600	894	1,200
Total	$2,812	$11	$623	$917	$1,261
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $29 million in interest, $26 million in principal and $9 million in executory costs.
(2) Includes a joint tariff agreement and tie-in agreement.

(3) See Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

As of June 30, 2019, our contractual obligations included long-term debt, finance lease obligations, operating lease obligations and other contractual obligations. Other than entering into the Ten Year Fixed Facility, there were no material changes to these obligations outside the ordinary course of business since December 31, 2018.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2018 Annual Report. As of June 30, 2019, there have been no significant changes to our critical accounting policies and estimates since our 2018 Annual Report was filed other than those noted below.

Leases

We adopted the new lease standard on January 1, 2019. See Note 8 – Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

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
•The factors generally described in Part I, Item 1A. Risk Factors in our 2018 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the six months ended June 30, 2019 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report, except as noted below.

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

Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 5% of our total revenue for the six months ended June 30, 2019, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of June 30, 2019, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our revolving credit facilities would impact the Partnership’s annual interest expense by approximately $1 million. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for further discussion of our borrowings and fair value measurements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations, or cash flows.

Information regarding legal proceedings is set forth in Note 14—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements and is incorporated herein by reference.

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

During the second quarter of 2019, the RDS Group paid $6,238 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,061,098 at June 30, 2019) generated non-taxable interest income of $108,460 in the first six months of 2019, and the RDS Group paid $1 in bank charges in the second quarter of 2019.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Contribution Agreement, dated as of May 10, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/13/2019	001-36710
10.2	Shell Midstream Partners, L.P. Fixed Credit Facility, dated as of June 4, 2019, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	06/06/2019	001-36710
10.3	Revolving Loan Facility Agreement, dated as of August 6, 2019, between Zydeco Pipeline Company LLC, as the Borrower, and Shell Treasury Center (West) Inc., as the Lender					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2019	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)