Form 10-Q
period 2019-09-30
Shell Midstream Partners, L.P.
filed 2019-11-01
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 233,289,537 common units outstanding as of November 1, 2019.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$294	$208
Accounts receivable – third parties, net	12	19
Accounts receivable – related parties	30	29
Allowance oil	13	13
Prepaid expenses	2	15
Total current assets	351	284
Equity method investments	926	823
Property, plant and equipment, net	733	742
Operating lease right-of-use assets	5	—
Other investments	2	62
Other assets – related parties	2	3
Total assets	$2,019	$1,914
LIABILITIES
Current liabilities
Accounts payable – third parties	$3	$4
Accounts payable – related parties	10	9
Deferred revenue – third parties	—	8
Deferred revenue – related party	—	3
Accrued liabilities – third parties	22	13
Accrued liabilities – related parties	19	16
Total current liabilities	54	53
Noncurrent liabilities
Debt payable – related party	2,691	2,091
Operating lease liabilities	4	—
Finance lease liabilities	25	25
Other unearned income	2	2
Total noncurrent liabilities	2,722	2,118
Total liabilities	2,776	2,171
Commitments and Contingencies (Note 14)
(DEFICIT) EQUITY
Common unitholders – public (123,832,233 units issued and outstanding as of both September 30, 2019 and December 31, 2018)	3,461	3,459
Common unitholder – SPLC (109,457,304 and 99,979,548 units issued and outstanding as of September 30, 2019 and December 31, 2018)	(196)	(198)
General partner – SPLC (4,761,012 and 4,567,588 units issued and outstanding as of September 30, 2019 and December 31, 2018)	(4,042)	(3,543)
Accumulated other comprehensive loss	(6)	—
Total partners’ deficit	(783)	(282)
Noncontrolling interests	26	25
Total deficit	(757)	(257)
Total liabilities and deficit	$2,019	$1,914

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$33	$58	$109	$150
Transportation, terminaling and storage services – related parties	68	66	196	164
Product revenue – third parties	—	1	4	2
Product revenue – related parties	10	14	26	24
Lease revenue – related parties	14	14	42	42
Total revenue	125	153	377	382
Costs and expenses
Operations and maintenance – third parties	19	21	48	89
Operations and maintenance – related parties	14	13	44	39
Cost of product sold – third parties	—	1	3	2
Cost of product sold – related parties	10	13	23	21
Loss from revision of asset retirement obligation	—	—	2	—
General and administrative – third parties	2	1	8	5
General and administrative – related parties	14	12	37	39
Depreciation, amortization and accretion	12	11	36	34
Property and other taxes	5	3	14	13
Total costs and expenses	76	75	215	242
Operating income	49	78	162	140
Income from equity method investments	115	73	265	161
Dividend income from other investments	—	15	14	53
Other income	8	8	28	24
Investment, dividend and other income	123	96	307	238
Interest expense, net	26	19	67	43
Income before income taxes	146	155	402	335
Income tax expense	—	—	—	—
Net income	146	155	402	335
Less: Net income attributable to noncontrolling interests	5	6	14	11
Net income attributable to the Partnership	$141	$149	$388	$324
General partner’s interest in net income attributable to the Partnership	$36	$37	$93	$96
Limited Partners’ interest in net income attributable to the Partnership	$105	$112	$295	$228

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.45	$0.50	$1.30	$1.04

Distributions per Limited Partner Unit	$0.4450	$0.3820	$1.2900	$1.0950

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units – public	123.8	123.8	123.8	120.6
Common units – SPLC	109.5	100.0	104.1	98.5
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions of dollars)
Net income	$146	$155	$402	$335
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	—
Comprehensive income	$146	$155	$402	$335
Less comprehensive income attributable to:
Noncontrolling interests	5	6	14	11
Comprehensive income attributable to the Partnership	$141	$149	$388	$324

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018

	(in millions of dollars)
Cash flows from operating activities
Net income	$402	$335
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	36	34
Loss from revision of asset retirement obligation	2	—
Allowance oil reduction to net realizable value	1	—
Non-cash interest expense	1	—
Undistributed equity earnings	(5)	(2)
Changes in operating assets and liabilities
Accounts receivable	4	(13)
Allowance oil	(1)	(3)
Prepaid expenses and other assets	14	10
Accounts payable	—	(5)
Deferred revenue and other unearned income	(11)	(4)
Accrued liabilities	15	16
Net cash provided by operating activities	458	368
Cash flows from investing activities
Capital expenditures	(31)	(38)
Acquisitions from Parent	(90)	(482)
Contributions to investment	(13)	(21)
Return of investment	56	41
Net cash used in investing activities	(78)	(500)
Cash flows from financing activities
Net proceeds from equity offerings	—	973
Borrowings under credit facilities	600	1,820
Repayments of credit facilities	—	(1,573)
Contributions from general partner	—	20
Capital distributions to general partner	(510)	(739)
Distributions to noncontrolling interests	(13)	(11)
Distributions to unitholders and general partner	(379)	(302)
Other contributions from Parent	9	7
Credit facility issuance costs	—	(1)
Repayment of finance leases	(1)	—
Net cash (used in) provided by financing activities	(294)	194
Net increase in cash and cash equivalents	86	62
Cash and cash equivalents at beginning of the period	208	138
Cash and cash equivalents at end of the period	$294	$200
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$(2)	$1
Other non-cash contributions from Parent	—	2
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$3,459	$(198)	$(3,543)	$—	$25	$(257)
Impact of change in accounting policy (Note 4)	(4)	(5)	—	—	—	(9)
Net income	58	47	27	—	5	137
Other contributions from Parent	—	—	7	—	—	7
Distributions to unitholders and general partner	(49)	(40)	(40)	—	—	(129)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance as of March 31, 2019	$3,464	$(196)	$(3,549)	$—	$27	$(254)
Net income	45	40	30	—	4	119
Other contributions from Parent	—	—	9	(6)	—	3
Distributions to unitholders and general partner	(51)	(42)	(26)	—	—	(119)
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
June 2019 Acquisition	—	—	(510)	—	—	(510)
Balance as of June 30, 2019	$3,458	$(198)	$(4,046)	$(6)	$25	$(767)
Net income	56	49	36	—	5	146
Other distributions to Parent	—	—	(1)	—	—	(1)
Distributions to unitholders and general partner	(53)	(47)	(31)	—	—	(131)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Balance as of September 30, 2019	$3,461	$(196)	$(4,042)	$(6)	$26	$(757)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Noncontrolling Interests	Total
Balance as of December 31, 2017	$2,774	$(507)	$(2,856)	$23	$(566)
Impact of change in accounting policy	(1)	1	(2)	—	(2)
Net income	21	16	27	1	65
Net proceeds from equity offerings	673	300	—	—	973
Contributions from general partner	—	—	20	—	20
Other contributions from Parent	—	—	5	—	5
Distributions to unitholders and general partner	(33)	(30)	(20)	—	(83)
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Balance as of March 31, 2018	$3,434	$(220)	$(2,826)	$22	$410
Net income	43	36	32	4	115
Other contributions from Parent	—	—	2	—	2
Distributions to unitholders and general partner	(43)	(35)	(28)	—	(106)
Distributions to noncontrolling interests	—	—	—	(4)	(4)
May 2018 Acquisition	—	—	(738)	—	(738)
Balance as of June 30, 2018	$3,434	$(219)	$(3,558)	$22	$(321)
Net income	62	50	37	6	155
Other contributions from Parent	—	—	2	—	2
Distributions to unitholders and general partner	(45)	(36)	(32)	—	(113)
Distributions to noncontrolling interests	—	—	—	(5)	(5)
Balance as of September 30, 2018	$3,451	$(205)	$(3,551)	$23	$(282)

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

Description of Business

We are a growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of September 30, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and other investments. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of September 30, 2019:

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
(1) SPLC owns the remaining 7.5% ownership interest in Zydeco.

Basis of Presentation

Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are

U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”) unless otherwise described herein. The unaudited consolidated financial statements for the three and nine months ended September 30, 2019 and September 30, 2018 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2018 Annual Report.

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

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2018 Annual Report. There have been no significant changes to these policies during the nine months ended September 30, 2019, other than those noted below.

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

Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 to Topic 326, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. For trade receivables, loans and held-to-maturity debt securities, entities will be required to estimate lifetime expected credit losses. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. While our evaluation is ongoing, we currently do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

2. Acquisitions

June 2019 Acquisition

On June 6, 2019, we acquired SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased our ownership interest in Explorer to 38.59% and in Colonial to 16.125%. The June 2019 Acquisition closed pursuant to a Contribution Agreement dated May 10, 2019 (the “May 2019 Contribution Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. As such, we recorded the acquired equity interests at SPLC’s historical carrying value of $90 million, which is included in Equity method investments in our unaudited consolidated balance sheet as of September 30, 2019. In addition, as a transfer between entities under common control, we recorded Accumulated other comprehensive loss of $6 million related to historical remeasurements of pension and other postretirement benefits provided by Explorer and Colonial to their employees. We recognized $510 million of cash consideration in excess of the historical carrying value of equity interests acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined in Note 7 — Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million. Pursuant to the May 2019 Contribution Agreement, the number of common units representing the equity consideration was determined by dividing the contribution amount (25% of total consideration of $800 million) by the price per unit of $20.68, which represents the volume weighted average sales prices of the common units calculated for the five trading day period ended on April 30, 2019, less the general partner units issued to the general partner in order to maintain its 2% general partner interest in us. The equity issued consisted of 9,477,756 common units issued to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units issued to the general partner in order to maintain its 2% general partner interest in us. These common and general partner units issued were assigned no book value because the cash consideration exceeded the historical carrying value of equity interests acquired. Accordingly, the units issued had no impact on partner capital accounts, other than changing ownership percentages.

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

During the nine months ended September 30, 2019, neither we nor SPLC made any claims for indemnification under the 2019 Omnibus Agreement.

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

Partnership Agreement

On December 21, 2018, we executed Amendment No. 2 (the “Second Amendment”) to the Partnership’s First Amended and
Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the incentive distribution rights (“IDR’s”) by: (1) $17 million for the three months ended March 31, 2019, (2) $17 million for the three months ended June 30, 2019 and (3) $16 million for the three months ended September 30, 2019.

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both September 30, 2019 and December 31, 2018. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both September 30, 2019 and December 31, 2018.

Other Related Party Balances

Other related party balances consist of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$30	$29
Prepaid expenses	2	15
Other assets	2	3
Accounts payable (1)	10	9
Deferred revenue	—	3
Accrued liabilities (2)	19	16
Debt payable (3)	2,691	2,091

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) As of September 30, 2019, accrued liabilities reflects $18 million accrued interest and $1 million other accrued liabilities. As of December 31, 2018, accrued liabilities reflects $14 million accrued interest and $2 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $3 million as of both September 30, 2019 and December 31, 2018.

Related Party Credit Facilities

We have entered into five credit facilities with STCW: the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility. Zydeco has also entered into the 2019 Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 7 – Related Party Debt in this report and Note 9 – Related Party Debt in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three and nine months ended September 30, 2019 and September 30, 2018 is disclosed in Note 11 – Revenue Recognition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allocated operating expenses	$5	$3	$13	$11
Insurance expense (1)	4	4	13	11
Other (2)	5	6	18	17
Operations and maintenance – related parties	$14	$13	$44	$39

Allocated general corporate expenses	$8	$8	$22	$27
Management Agreement fee	3	2	7	6
Omnibus Agreement fee	3	2	8	6
General and administrative – related parties	$14	$12	$37	$39
(1) The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell with the remaining coverage provided by third-party insurers.
(2) Other expenses primarily relate to salaries and wages and other payroll expenses.

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation in the Notes to Consolidated Financial Statements of our 2018 Annual Report.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2019 were $2 million and $5 million, respectively. Our share of pension and postretirement health and life insurance costs for the three and nine months ended September 30, 2018 were $2 million and $5 million, respectively. Our share of defined contribution benefit plan costs for the three months and nine months ended September 30, 2019 were $1 million and $2 million, respectively. Our share of defined contribution benefit plan costs for the three and nine months ended September 30, 2018 were $1 million and $2 million, respectively. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.

Share-based Compensation

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan, Shell’s incentive compensation program. Share-based compensation expense is included in General and administrative – related parties in the accompanying unaudited consolidated statements of income. These costs for both the three and nine months ended September 30, 2019 and September 30, 2018 were not material.

Equity and Other Investments

We have equity and other investments in various entities. As of September 30, 2019, SPLC no longer owns an interest in any of these entities. See Note 2 – Acquisitions for additional details. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 4 – Equity Method Investments for additional details.

Reimbursements

The following table reflects reimbursements from our Parent for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash received (1)	$—	$1	$10	$7
Changes in receivable from Parent (2)	—	—	—	—
Total reimbursements (3)	$—	$1	$10	$7
(1) These reimbursements are included in Other contributions from Parent in the accompanying unaudited consolidated statements of cash flows.
(2) These reimbursements are included in Other non-cash contributions from Parent in the accompanying unaudited consolidated statements of cash flows.
(3) These reimbursements are included in Other contributions from (distributions to) Parent in the accompanying unaudited consolidated statements of changes in (deficit) equity.

During the three and nine months ended September 30, 2019, we filed claims for reimbursement from our Parent of less than $1 million and $10 million, respectively. During the three and nine months ended September 30, 2018, we filed claims for reimbursement from our Parent of $1 million and $7 million, respectively. For each of these periods, this reflects our proportionate share of Zydeco directional drill project costs and expenses.

4. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	September 30, 2019		December 31, 2018
	Ownership	Investment Amount	Ownership	Investment Amount
Amberjack – Series A / Series B	75.0% / 50.0%	$433	75.0% / 50.0%	$458
Mars	71.5%	162	71.5%	169
Bengal	50.0%	88	50.0%	82
Permian Basin	50.0%	81	50.0%	72
LOCAP	41.48%	9	41.48%	8
Explorer (1)	38.59%	89	12.62%	—
Poseidon	36.0%	—	36.0%	—
Colonial (1)	16.125%	31	6.0%	—
Proteus	10.0%	15	10.0%	16
Endymion	10.0%	18	10.0%	18
		$926		$823
(1) As part of the June 2019 Acquisition, these interests have been accounted for prospectively. See below for additional information.

We acquired an additional 25.97% interest in Explorer and an additional 10.125% interest in Colonial in the June 2019 Acquisition. As a result, these investments now qualify for equity method accounting as we have the ability to exercise significant influence over these investments as of the acquisition date. Prior to the acquisition date, Explorer and Colonial were accounted for as Other investments without readily determinable fair values and were therefore carried at cost. Upon acquisition, we added our Parent’s historical carrying value of the equity interests transferred as a transaction between entities under common control, totaling $90 million, to the basis of our previously held interests of $60 million as this is the date these investments qualified for equity method accounting. Since the June 2019 Acquisition, we record distributions from these investments as reductions to the respective equity method investment balances for Explorer and Colonial as these amounts are no longer considered dividend income due to the change in the method of accounting. We recognize equity earnings for both Explorer and Colonial prospectively from the date of acquisition.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of September 30, 2019 and December 31, 2018, the unamortized basis differences included in our equity investments are $94 million and $40 million, respectively. For the three and nine months ended September 30, 2019, the net amortization expense was $2 million and $4 million, respectively, and for the three and nine months ended September 30, 2018, the net amortization expense was $1 million and $3 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. Further, we have no commitments to provide further financial support to Poseidon. As such, we have recorded excess distributions in Other income of $8 million and $25 million for the three and nine months ended September 30, 2019, respectively, and $7 million and $17 million for the three and nine months ended September 30, 2018, respectively. Once our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amberjack (1)	$31	$33	$94	$49
Mars	35	30	93	76
Bengal	8	5	18	15
Explorer (2)	20	—	27	—
Colonial (2)	17	—	21	—
Poseidon (3)	—	—	—	6
Other (4)	4	5	12	15
	$115	$73	$265	$161
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

Under the new lease standard (as defined in Note 8 - Leases), the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2021 or on January 1, 2020, if early adopted, for their stand-alone financial statements.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected unaudited income statement data reflects activity from the date of the acquisition.

	Three Months Ended September 30, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$80	$18	$62	$62
Mars	82	32	50	50
Bengal	22	7	15	15
Explorer	122	51	71	55
Colonial	354	190	164	109
Poseidon	31	9	22	20
Other (1)	44	21	23	21
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Nine Months Ended September 30, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$235	$54	$181	$182
Mars	212	80	132	133
Bengal	59	23	36	36
Explorer (1)	159	64	95	73
Colonial (2)	442	234	208	136
Poseidon	96	26	70	63
Other (3)	130	76	54	47

(1) Our additional interest in Explorer was acquired on June 6, 2019. Explorer's total revenues, total operating expenses and operating income (on a 100% basis) were $344 million, $145 million and $199 million, respectively.
(2) Our additional interest in Colonial was acquired on June 6, 2019. Colonial's total revenues, total operating expenses and operating income (on a 100% basis) were $1,050 million, $520 million and $530 million, respectively.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended September 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$83	$18	$65	$65
Mars	69	26	43	43
Bengal	18	7	11	11
Poseidon	28	10	18	16
Other (1)	37	18	19	17
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Nine Months Ended September 30, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$123	$28	$95	$95
Mars	178	69	109	109
Bengal	51	21	30	30
Poseidon	84	27	57	52
Other (2)	112	48	64	57

(1) Our interest in Amberjack was acquired on May 11, 2018. Amberjack’s total revenues, total operating expenses and operating income (on a 100% basis) were $214 million, $54 million and $160 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Capital Contributions

We make capital contributions for our pro-rata interest in Permian Basin to fund capital and other expenditures. For the three and nine months ended September 30, 2019, we made capital contributions of $3 million and $13 million, respectively, and for the three and nine months ended September 30, 2018, we made capital contributions of $7 million and $21 million, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	September 30, 2019	December 31, 2018
Land	—	$11	$11
Building and improvements	10 - 40 years	40	39
Pipeline and equipment (1)	10 - 30 years	1,225	1,162
Other	5 - 25 years	19	18
		1,295	1,230
Accumulated depreciation and amortization (2)		(603)	(567)
		692	663
Construction in progress		41	79
Property, plant and equipment, net		$733	$742
(1) As of September 30, 2019 and December 31, 2018, includes cost of $369 million and $366 million, respectively, related to assets under operating lease (as lessor). As of both September 30, 2019 and December 31, 2018, includes cost of $23 million related to right-of-use (“ROU”) assets under finance lease (as lessee).
(2) As of September 30, 2019 and December 31, 2018, includes accumulated depreciation of $131 million and $121 million, respectively, related to assets under operating lease (as lessor). As of September 30, 2019 and December 31, 2018, includes accumulated amortization of $6 million and $5 million, respectively, related to ROU assets under finance lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2019 was $12 million and $36 million, respectively, and for the three and nine months ended September 30, 2018 was $11 million and $34 million, respectively, and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and finance leases (as lessee).

6. Accrued Liabilities – Third Parties

Accrued liabilities – third parties consist of the following as of the dates indicated:

	September 30, 2019	December 31, 2018
Project accruals	$7	$7
Property taxes	13	4
Other accrued liabilities	2	2
Accrued liabilities – third parties	$22	$13

See Note 3—Related Party Transactions for a discussion of Accrued liabilities – related parties.

7. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	September 30, 2019			December 31, 2018
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Ten Year Fixed Facility	$600	$600	$—	$—	$—	$—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	600	600	—	600	600	—
2019 Zydeco Revolver (1)	—	30	30	—	30	30
Unamortized debt issuance costs	(3)	n/a	n/a	(3)	n/a	n/a
Debt payable – related party	$2,691	$3,590	$896	$2,091	$2,990	$896
(1) Effective August 6, 2019, the Zydeco Revolver expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See below for additional information.

For the three and nine months ended September 30, 2019, interest and fee expenses associated with our borrowings were $26 million and $67 million, respectively, of which we paid $23 million and $62 million, respectively. For the three and nine months ended September 30, 2018, interest and fee expenses associated with our borrowings were $19 million and $42 million, respectively, of which we paid $16 million and $35 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of September 30, 2019, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,819 million, respectively. As of December 31, 2018, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,094 million and $2,099 million, respectively.

On August 6, 2019, the Zydeco Revolver expired. On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. No issuance fee was incurred in connection with the 2019 Zydeco Revolver.

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

On July 31, 2018, in connection with entering into the Seven Year Fixed Facility, we incurred an issuance fee of $1 million which was paid on August 7, 2018. The Seven Year Fixed Facility was fully drawn on August 1, 2018 and the borrowings were used to partially repay borrowings under the Five Year Revolver due December 2022.

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

Borrowings and repayments under our credit facilities for the nine months ended September 30, 2019 and September 30, 2018 are disclosed in our unaudited consolidated statements of cash flows. See Note 10 – (Deficit) Equity for additional information regarding the source of our repayments.

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

Lease balances and costs

The following tables summarize balance sheet data related to leases at September 30, 2019 and our lease costs as of and for the three and nine months ended September 30, 2019:

Leases	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$5
Finance lease assets	Property, plant and equipment, net (1)	17
Total lease assets		$22

Liabilities
Current
Finance	Accrued liabilities - third parties	$1
Noncurrent
Operating	Operating lease liabilities	4
Finance	Finance lease liabilities	25
Total lease liabilities		$30
(1) Finance lease assets are recorded net of accumulated amortization of $6 million as of September 30, 2019.

		Three Months Ended	Nine Months Ended
Lease cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost (1)	Operations and maintenance - third parties	$—	$—
Finance lease cost (cost resulting from lease payments):
Amortization of leased assets	Depreciation and amortization	1	1
Interest on lease liabilities	Interest expense, net	1	3
Total lease cost		$2	$4

(1) Amounts for the three and nine months ended September 30, 2019 were less than $1 million.

Other information

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$—
Operating cash flows from finance leases	(3)
Financing cash flows from finance leases	(1)

(1) Amounts for the nine months ended September 30, 2019 were less than $1 million.

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	20
Finance leases	12

Weighted-average discount rate
Operating leases	5.8%
Finance leases	14.3%

Annual maturity analysis

The future annual maturity of lease payments as of September 30, 2019 for the above lease obligations was:

Maturity of lease liabilities	Operating leases (1)	Finance leases (2)	Total
Remainder of 2019	$—	$1	$1
2020	—	4	4
2021	1	4	5
2022	—	4	4
2023	1	4	5
Remainder	6	36	42
Total lease payments	8	53	61
Less: Interest (3)	(3)	(27)	(30)
Present value of lease liabilities (4)	$5	$26	$31
(1) Operating lease payments include $2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes $26 million in principal and excludes $9 million in executory costs.
(3) Calculated using the interest rate for each lease.
(4) Includes the current portion of $1 million for the finance lease.

Lessor accounting

We have certain transportation and terminaling services agreements with related parties entered into prior to the adoption date of January 1, 2019 that are considered operating leases and include both lease and non-lease components. Certain of these agreements were entered into for terms of ten years with the option to extend for two additional terms of five years each, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one year terms. As is the case with certain of our agreements, when the renewal options are reasonably certain to be exercised, the payments are included in the future maturity of lease payments. Our transportation, terminaling and storage services revenue and lease revenue from related parties for both the three and nine months ended September 30, 2019 and September 30, 2018 are disclosed in Note 11 – Revenue Recognition.

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

Annual maturity analysis

As of September 30, 2019, future annual maturity of lease payments to be received under the contract terms of these operating leases, which includes only the lease components of these leases, was estimated to be:

Maturity of lease payments	Operating leases (1)
Remainder of 2019	$14
2020	56
2021	56
2022	56
2023	56
Remainder	604
Total lease payments	$842

(1) Operating lease payments include $411 million related to options to extend lease terms that are reasonably certain of being exercised.

9. Accumulated Other Comprehensive Loss

As a result of the June 2019 Acquisition, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The June 2019 Acquisition is accounted for as a transaction between entities under common control on a prospective basis and we have recorded the acquisition on our unaudited consolidated balance sheet at SPLC’s historical basis which included accumulated other comprehensive loss. Our assumption of the accumulated other comprehensive loss balance had no effect on our comprehensive income during the period as the balance was accumulated while under the ownership of SPLC.

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

At-the-Market Program

We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. During both the nine months ended September 30, 2019 and September 30, 2018, we did not have any sales under this program.

Units Outstanding

As of September 30, 2019, we had 233,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 109,457,304 common units, representing an aggregate 46% limited partner interest in us, all of the IDR’s, and 4,761,012 general partner units, representing a 2% general partner interest in us.

The changes in the number of units outstanding from December 31, 2018 through September 30, 2019 are as follows:

(in units)	Public Common	SPLC Common	General Partner	Total
Balance as of December 31, 2018	123,832,233	99,979,548	4,567,588	228,379,369
June 2019 Acquisition (1)	—	9,477,756	193,424	9,671,180
Balance as of September 30, 2019	123,832,233	109,457,304	4,761,012	238,050,549

(1) See Note 2 – Acquisitions for additional information.

Distributions to our Unitholders

Our sponsor elected to waive $50 million of IDR’s in 2019 to be used for future investment by the Partnership. See Note 3 - Related Party Transactions for terms of the Second Amendment.

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	IDR's	2%	Total

		(in millions, except per unit amounts)
February 14, 2018	December 31, 2017	$33	$30	$18	$2	$83	$0.3330
May 15, 2018	March 31, 2018	43	35	26	2	106	0.3480
August 14, 2018	June 30, 2018	45	36	30	2	113	0.3650
November 14, 2018	September 30, 2018	47	38	33	3	121	0.3820
February 14, 2019	December 31, 2018	49	40	37	3	129	0.4000
May 15, 2019	March 31, 2019 (1)	51	42	23	3	119	0.4150
August 14, 2019	June 30, 2019 (1)	53	47	28	3	131	0.4300
November 14, 2019	September 30, 2019 (1) (2)	56	48	33	3	140	0.4450
(1) Includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional information.
(2) For more information, see Note 15— Subsequent Events.
Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for the three and nine months ended September 30, 2019 were $1 million and $4 million, respectively, and for the three and nine months ended September 30, 2018 were $2 million and $5 million, respectively. Distributions to GEL for its noncontrolling interest in Odyssey for the three and nine months ended

September 30, 2019 were $3 million and $9 million, respectively, and for the three and nine months ended September 30, 2018 were $2 million and $6 million, respectively. See Note 3—Related Party Transactions for additional details.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Transportation services revenue – third parties	$31	$57	$103	$144
Transportation services revenue – related parties (1)	55	52	156	125
Storage services revenue – third parties	2	1	6	6
Storage services revenue – related parties	1	2	5	5
Terminaling services revenue – related parties (2)	12	12	35	34
Product revenue – third parties (3)	—	1	4	2
Product revenue – related parties (3)	10	14	26	24
Total Topic 606 revenue	111	139	335	340
Lease revenue – related parties	14	14	42	42
Total revenue	$125	$153	$377	$382
(1) Transportation services revenue - related parties includes $2 million and $4 million, respectively, of the non-lease service component in our transportation services contracts for both the three and nine months ended September 30, 2019 and September 30, 2018.
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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Certain of these agreements were entered into for terms of ten years, with the option for the lessee to extend for two additional five year terms, and we have additional agreements with an initial term of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of September 30, 2019, future minimum payments of both the lease and service components to be received under the initial ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$853	$108	$216	$216	$313

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2019	September 30, 2019
Receivables from contracts with customers – third parties	$19	$13
Receivables from contracts with customers – related parties	21	25
Deferred revenue – third parties (1)	8	—
Deferred revenue – related party	3	—
(1) Amount as of September 30, 2019 was less than $1 million.

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2018	Additions (1)	Reductions (2)	September 30, 2019
Deferred revenue – third parties (3)	$8	$—	$(8)	$—
Deferred revenue – related party	3	—	(3)	—
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.
(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.
(3) Amount as of September 30, 2019 was less than $1 million.

We currently have no assets recognized from the costs to obtain or fulfill a contract as of both September 30, 2019 and December 31, 2018.

Remaining Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of September 30, 2019:

	Total	Remainder of 2019	2020	2021	2022	2023 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts in place as of September 30, 2019 (1)	$605	$28	$106	$63	$63	$345
Revenue expected to be recognized on other multi-year committed shipper transportation contracts in place as of September 30, 2019 (2)	40	2	5	5	5	23
Revenue expected to be recognized on multi-year storage service contracts in place as of September 30, 2019	1	1	—	—	—	—
Revenue expected to be recognized on multi-year terminaling service contracts in place as of September 30, 2019 (2)	383	12	47	47	47	230
	$1,029	$43	$158	$115	$115	$598
(1) Excludes revenue deferred for deficiency payments of less than $1 million as of September 30, 2019.
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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$146	$155	$402	$335
Less:
Net income attributable to noncontrolling interests	5	6	14	11
Net income attributable to the Partnership	141	149	388	324
Less:
General partner’s distribution declared (1)	36	36	93	96
Limited partners’ distribution declared on common units	104	85	297	244
Income in excess of / (less than) distributions	$1	$28	$(2)	$(16)
(1) For the three and nine months ended September 30, 2019, this includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional information.

	Three Months Ended September 30, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$36	$104	$140
Income in excess of distributions	—	1	1
Net income attributable to the Partnership	$36	$105	$141
Weighted average units outstanding:
Basic and diluted		233.3
Net income per limited partner unit:
Basic and diluted		$0.45
(1) This includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional  information.

	Nine Months Ended September 30, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$93	$297	$390
Distributions in excess of income	—	(2)	(2)
Net income attributable to the Partnership	$93	$295	$388
Weighted average units outstanding:
Basic and diluted		227.9
Net income per limited partner unit:
Basic and diluted		$1.30

(1) This includes the impact of waived distributions to the holders of IDR’s. See Note 3—Related Party Transactions for additional  information.

	Three Months Ended September 30, 2018
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$36	$85	$121
Income in excess of distributions	1	27	28
Net income attributable to the Partnership	$37	$112	$149
Weighted average units outstanding:
Basic and diluted		223.8
Net income per limited partner unit:
Basic and diluted		$0.50

	Nine Months Ended September 30, 2018
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$96	$244	$340
Distributions in excess of income	—	(16)	(16)
Net income attributable to the Partnership	$96	$228	$324
Weighted average units outstanding:
Basic and diluted		219.1
Net income per limited partner unit:
Basic and diluted		$1.04

13. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and nine months ended September 30, 2019 and September 30, 2018 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

14. Commitments and Contingencies

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in income in the period in which they are probable and reasonably estimable. As of both September 30, 2019 and December 31, 2018, these costs and any related liabilities are not material.

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

Minimum Throughput

On September 1, 2016, the in-service date of the finance lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff is reviewed annually and the rate updated based on the Federal Energy Regulatory Commission (“FERC”) indexing adjustment effective July 1 of each year. Effective July 1, 2019, there was an approximately 4.3% increase to this rate based on FERC indexing adjustment. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

15. Subsequent Events

We have evaluated events that have occurred after September 30, 2019 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution

On October 23, 2019, the Board declared a cash distribution of $0.4450 per limited partner unit for the three months ended September 30, 2019. The distribution will be paid on November 14, 2019 to unitholders of record as of November 4, 2019.

Mars Reimbursement

On October 23, 2019, we entered into a Settlement Agreement with SPLC (the “Settlement Agreement”) with respect to the storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 under which we acquired an additional 20% interest in Mars. As a result of the Settlement Agreement, we expect to receive approximately $9 million on or about December 1, 2019 from SPLC that will be recognized as an additional capital contribution. Pursuant to the Purchase and Sale Agreement, SPLC agreed to pay us up to $10 million if Mars inventory management fees do not meet certain levels for the calendar years 2017 through 2021.

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

On January 1, 2019, we adopted Topic 842, Leases (“the new lease standard”) by applying the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 and balances at September 30, 2019 are presented in accordance with the new lease standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under previous generally accepted accounting principles in the United States (“GAAP”). See Note 8 – Leases in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Partnership Overview

We are a growth-oriented master limited partnership that owns, operates, develops and acquires pipelines and other midstream assets. As of September 30, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, see Part I, Item 1 - Business and Properties in our 2018 Annual Report.

2019 developments include:

•June 2019 Acquisition. In May 2019, we entered into a Contribution Agreement (the “May 2019 Contribution Agreement”) with SPLC to acquire SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased the Partnership’s ownership interest in Explorer to 38.59% and in Colonial to 16.125%. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined below) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million from the issuance of 9,477,756 common units to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units to the general partner in order to maintain its 2% general partner interest in us.

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

As a result of Hurricane Barry, we incurred an impact of approximately $10 million to net income and cash available for distribution in the third quarter of 2019. Certain producers in the Gulf of Mexico elected to shut-in and evacuate as a safety precaution, while others were forced to shut-in or curtail production due to onshore closures. There was no material impact to our people, assets or the environment as a result of the storm.

Certain connected producers have had planned turnarounds during 2019. The impact to net income and cash available for distribution was approximately $5 million in the first half of 2019, and we expect the impact for the fourth quarter of 2019 to be approximately $5 million. Additionally, as a result of lower expected production volumes in the offshore, as well as a planned producer turnaround in the region, we anticipate an impact in 2020 of approximately $15 million to both net income and cash available for distribution.

We expect to receive approximately $9 million in the fourth quarter of 2019 from SPLC related to a storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 under which we acquired an additional 20% interest in Mars. Pursuant to the Purchase and Sale Agreement, SPLC agreed to pay us up to $10 million if Mars inventory management fees do not meet certain levels for the calendar years 2017 through 2021. Refer to Note 15 – Subsequent Events in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Executive Overview

Net income was $402 million and net income attributable to the Partnership was $388 million during the nine months ended September 30, 2019. We generated cash from operations of $458 million. As of September 30, 2019, we had cash and cash equivalents of $294 million, total debt of $2,694 million and unused capacity under our credit facilities of $896 million.

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

Two of our long-term transportation services agreements on the Zydeco system expired at the end of 2018, and another expired in the second quarter of 2019. These contracts represented approximately 30% of our revenues for the year ended December 31,

2018. As a result of the open season conducted in the second quarter of 2019, Zydeco was able to re-contract the expired volumes. Although we have replaced the volumes from the expired contracts, the rates under the new contracts are lower than those previously contracted, and therefore net income and cash available for distribution will be lower.

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

Revenue we generate from spot shipments typically has a corresponding positive impact on cash available for distribution. However, in the first half of 2019, previously committed shippers whose contracts expired at the end of 2018 had the ability to ship on credits earned related to under-shipments prior to the expiration of their contracts. As such, revenue is recognized for the usage of those credits, but cash is not received. For the contract that expired during the second quarter of 2019, the shipper has the ability to use the credits, and if unused, they will expire during the fourth quarter of 2019. These credits are not expected to be material.

The cumulative effect of the foregoing circumstances and challenges on Zydeco has had, and may continue to have, a material impact on our financial results. The impact on both our net income and cash available for distribution in the first half of 2019 was approximately $55 million.

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

Other Changes in Customers’ Volumes

Total Zydeco volumes were higher in the three months ended September 30, 2019 (“Current Quarter”) versus the three months ended September 30, 2018 (“Comparable Quarter”) primarily resulting from increased demand out of Nederland. Total Zydeco volumes were higher in the nine months ended September 30, 2019 (“Current Period”) versus the nine months ended September 30, 2018 (“Comparable Period”) primarily due to declaring Force Majeure in the Comparable Period related to the hydro-test of the Zydeco pipeline from Houston, Texas to Houma, Louisiana which resulted in 49 days of downtime.

Transportation volumes on the Auger pipeline were lower in the Current Quarter versus the Comparable Quarter primarily due to Hurricane Barry, as well as temporary shut-ins of connected platforms due to unplanned maintenance. Volumes were higher in the Current Period versus the Comparable Period due to increased production at the Auger and Enchilada platforms following drilling and workover activity at existing fields, as well as the shut-in of production at certain connected producer facilities in the Comparable Period caused by the fire at the Enchilada platform late in 2017.

Transportation volumes on the Na Kika pipeline were lower in the Current Quarter versus the Comparable Quarter due to a planned turnaround on the producing platform in the Current Quarter, as well as the impact of Hurricane Barry. Volumes in the Current Period versus the Comparable Period were lower due to both a planned turnaround and unplanned maintenance in the Current Period, as well as the impact of Hurricane Barry. Delta experienced higher transportation volumes in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period due to higher receipts from Odyssey, partially offset by lower volumes received from Na Kika.

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

Transportation volumes on Amberjack were slightly lower in the Current Quarter versus the Comparable Quarter driven by reductions related to Hurricane Barry, largely offset by increased production from two large fields in the central Gulf of Mexico. Transportation volumes on Amberjack were higher in the Current Period versus the Comparable Period driven by increased production from two large fields in the central Gulf of Mexico.

Transportation volumes on Mars were lower in the Current Quarter versus the Comparable Quarter driven by impacts from Hurricane Barry, as well as changes in shipper behavior based on current market conditions. Transportation volumes on Mars were higher in the Current Period versus the Comparable Period driven by increased production from three large fields in the central Gulf of Mexico, as well as from an increase in receipt volume from a connecting pipeline system. Storage volumes decreased in both the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period due to the increase in demand for exports reducing the need for storage.

Major Maintenance Projects

On the Zydeco pipeline system, we are finalizing a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). Due to weather and water conditions, final construction activities were delayed and we now expect the project to be completed by the end of 2019. Zydeco expects to incur approximately $42 million in maintenance capital expenditures for the total project. Since inception in the latter half of 2017, Zydeco has incurred $41 million, of which less than $1 million and $10 million were incurred in the Current Quarter and Current Period, respectively. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During the Current Quarter and Current Period, we filed claims for reimbursement from SPLC of less than $1 million and $10 million, respectively, which were treated as capital contributions from our Parent.

For expected capital expenditures in 2019, refer to Capital Resources and Liquidity - Capital Expenditures and Investments.

Major Expansion Projects

In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. The scope included interconnecting piping, dike expansion and associated facility work. The tanks were completed during the first quarter of 2019 and are operational. We built two 250,000 barrel working tanks at the existing Houma facility and have incurred growth capital expenditures of $46 million since inception, of which less than $1 million and $7 million, respectively, were incurred in the Current Quarter and Current Period. Any remaining costs are not expected to be material.

On Mars, we recently announced a solicitation of interest for a potential expansion of the system. The solicitation is intended to gauge producer interest in an expansion in order to transport volumes to market and would offer priority service on any new incremental capacity.

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
Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter to quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we had contracted a substantial portion of our capacity. However, contracts that represented approximately 30% of our revenues for the year ended December 31, 2018 expired in either December 2018 or in the second quarter of 2019. During the open season held in the second quarter of 2019, the volumes from these expired contracts were replaced with new contracts. See “Changes in Customer Contracting” for additional information.

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

On October 1, 2019, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond High Consequence Areas (“HCAs”) to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. These new rules could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis; any or all of which tasks could result in incurring increased operating costs that could be significant and have a material adverse effect on our operations or financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$125	$153	$377	$382
Costs and expenses
Operations and maintenance	33	34	92	128
Cost of product sold	10	14	26	23
Loss from revision of asset retirement obligation	—	—	2	—
General and administrative	16	13	45	44
Depreciation, amortization and accretion	12	11	36	34
Property and other taxes	5	3	14	13
Total costs and expenses	76	75	215	242
Operating income	49	78	162	140
Income from equity method investments	115	73	265	161
Dividend income from other investments	—	15	14	53
Other income	8	8	28	24
Investment, dividend and other income	123	96	307	238
Interest expense, net	26	19	67	43
Income before income taxes	146	155	402	335
Income tax expense	—	—	—	—
Net income	146	155	402	335
Less: Net income attributable to noncontrolling interests	5	6	14	11
Net income attributable to the Partnership	$141	$149	$388	$324
General partner’s interest in net income attributable to the Partnership	$36	$37	$93	$96
Limited Partners’ interest in net income attributable to the Partnership	$105	$112	$295	$228
Adjusted EBITDA attributable to the Partnership (1)	$186	$187	$543	$438
Cash available for distribution attributable to the Partnership (1)	$153	$163	$455	$380
(1) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
Pipeline throughput (thousands of barrels per day) (1)	2019	2018	2019	2018
Zydeco – Mainlines	667	657	643	596
Zydeco – Other segments	257	244	262	243
Zydeco total system	924	901	905	839
Amberjack total system	358	359	360	315
Mars total system	519	580	548	499
Bengal total system	522	536	516	545
Poseidon total system	249	224	256	229
Auger total system	69	81	78	54
Delta total system	254	252	259	222
Na Kika total system	26	48	35	42
Odyssey total system	146	130	149	110
Colonial total system	2,653	2,586	2,619	2,581
Explorer total system	694	732	674	666
LOCAP total system	1,134	1,240	1,186	1,226
Other systems	381	300	315	338

Terminals (2) (3)
Lockport terminaling throughput and storage volumes	233	227	225	236

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.50	$0.79	$0.54	$0.73
Amberjack total system (4)	2.38	2.48	2.38	2.49
Mars total system (4)	1.36	1.22	1.24	1.21
Bengal total system (4)	0.46	0.35	0.41	0.33
Auger total system (4)	1.47	1.35	1.40	1.28
Delta total system (4)	0.60	0.54	0.58	0.55
Na Kika total system (4)	0.81	0.82	0.77	0.77
Odyssey total system (4)	0.93	0.89	0.91	0.87
Lockport total system (5)	0.22	0.21	0.22	0.21
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$146	$155	$402	$335
Add:
Loss from revision of asset retirement obligation	—	—	2	—
Allowance oil reduction to net realizable value	1	—	1	—
Depreciation, amortization and accretion	12	11	36	34
Interest expense, net	26	19	67	43
Cash distribution received from equity method investments	130	89	341	217
Less:
Equity method distributions included in other income	8	7	25	17
Income from equity method investments	115	73	265	161
Adjusted EBITDA	192	194	559	451
Less:
Adjusted EBITDA attributable to noncontrolling interests	6	7	16	13
Adjusted EBITDA attributable to the Partnership	186	187	543	438
Less:
Net interest paid attributable to the Partnership (1)	26	19	67	43
Maintenance capex attributable to the Partnership	7	5	21	18
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	—	(1)	(10)	(4)
Reimbursements from Parent included in partners’ capital	—	1	10	7
Cash available for distribution attributable to the Partnership	$153	$163	$455	$380
(1) Amount represents both paid and accrued interest attributable to the period.

	Nine Months Ended September 30,
	2019	2018
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$458	$368
Add:
Interest expense, net	67	43
Return of investment	56	41
Less:
Change in deferred revenue and other unearned income	(11)	(4)
Non-cash interest expense	1	—
Allowance oil reduction to net realizable value	1	—
Change in other assets and liabilities	31	5
Adjusted EBITDA	559	451
Less:
Adjusted EBITDA attributable to noncontrolling interests	16	13
Adjusted EBITDA attributable to the Partnership	543	438
Less:
Net interest paid attributable to the Partnership (1)	67	43
Maintenance capex attributable to the Partnership	21	18
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(10)	(4)
Reimbursements from Parent included in partners’ capital	10	7
Cash available for distribution attributable to the Partnership	$455	$380
(1) Amount represents both paid and accrued interest attributable to the period.

Current Quarter compared to Comparable Quarter

Revenues

Total revenue decreased by $28 million in the Current Quarter as compared to the Comparable Quarter, comprised of $23 million attributable to transportation services revenue and $5 million attributable to product revenue.

Transportation services revenue decreased $24 million for Zydeco primarily due to committed contracts that expired either at the end of 2018 or during the second quarter of 2019, coupled with a larger amount of used and expired credits in the Comparable Quarter. Transportation services revenue decreased by $1 million for Pecten primarily due to a decrease in Na Kika revenue due to lower volumes in the Current Quarter resulting from planned turnaround activity and the impact of Hurricane Barry. Further, Auger revenue decreased due to temporary shut-ins of connected platforms due to unplanned maintenance, as well as the impact of Hurricane Barry. Partially offsetting this decrease was an increase in Delta revenue due to higher receipts from Odyssey in the Current Quarter and the impact of operational issues in the Comparable Quarter. Odyssey revenue increased $2 million primarily due to increased production at certain platforms. Transportation services revenue for Sand Dollar represents the non-lease service component of its transportation services agreements and was relatively flat.

Product revenue decreased by $5 million. Product revenue results from allowance oil sales for Zydeco and Pecten.

Storage revenue, terminaling services revenue and lease revenue were consistent in the Current Quarter and Comparable Quarter.

Costs and Expenses

Total costs and expenses increased $1 million in the Current Quarter due to $3 million of higher general and administrative expenses, $2 million in higher property taxes due to changes in property tax appraisal estimates and $1 million of higher depreciation expense. These increases were partially offset by $4 million of lower cost of product sold due to less allowance oil sales in the Current Quarter, as well as a net realizable value adjustment on allowance oil inventory, and $1 million of lower operations and maintenance expense.

General and administrative expense increased primarily due to an increase in the fee under the 2019 Omnibus Agreement, as well as higher outside services in the Current Quarter, partially offset by the allocation of severance expense in the Comparable Quarter.

Operations and maintenance expenses decreased as a result of lower maintenance expense and a larger gain on pipeline operations, partially offset by higher power and fuel costs, as well as insurance expense.

Investment, Dividend and Other Income

Investment, dividend and other income increased $27 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments increased by $42 million, primarily as a result of the acquisition of additional interests in Explorer and Colonial in June 2019. Other income was flat and is primarily related to distributions from Poseidon in both the Current Quarter and Comparable Quarter. These increases were partially offset by a decrease in dividend income from other investments of $15 million due to the change in accounting for Explorer and Colonial as equity method investments in the Current Quarter rather than other investments in the Comparable Quarter following the acquisition of additional interests in June 2019.

Interest Expense

Interest expense increased by $7 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus the Comparable Quarter.

Current Period compared to Comparable Period

Revenues

Total revenue decreased by $5 million in the Current Period as compared to the Comparable Period, comprised of $9 million attributable to transportation services revenue, partially offset by an increase of $4 million attributable to product revenue.

Transportation services revenue decreased by $37 million for Zydeco primarily due to committed contracts that expired either at the end of 2018 or during the Current Period. This decrease was partially offset by the impact of being out of service for 49 days as a result of the hydro-test in the Comparable Period. Transportation services revenue increased by $17 million for Pecten primarily due to an increase on Auger due to improved volumes at connected production facilities in the Current Period that were negatively impacted in the Comparable Period as a result of the fire in November 2017. Further, Delta revenue increased due to higher receipts from Odyssey in the Current Period and the impact of operational issues in the Comparable Period, partially offset by lower volumes received from Na Kika in the Current Period. Na Kika revenue decreased slightly due to lower volumes in the Current Quarter resulting from planned turnaround activity and the impact of Hurricane Barry. Odyssey revenue increased $11 million primarily due to connecting fields being shut-in for unplanned maintenance in the Comparable Period, as well as increased production at certain platforms in the Current Period. Transportation services revenue for Sand Dollar represents the non-lease service component of its transportation services agreements and was relatively flat.

Product revenue increased by $4 million. Product revenue results from allowance oil sales for Zydeco and Pecten.

Storage revenue, terminaling services revenue and lease revenue were relatively consistent in the Current Period and Comparable Period.

Costs and Expenses

Total costs and expenses decreased $27 million in the Current Period primarily due to $36 million in lower operations and maintenance expenses. This decrease was partially offset by $3 million of higher cost of product sold due to more allowance oil sales in the Current Period and a net realizable value adjustment on allowance oil inventory, a $2 million loss on revision of asset retirement obligation, $2 million of additional depreciation expense, $1 million of higher general and administrative expenses and $1 million in higher property taxes due to changes in property tax appraisal estimates.

Operations and maintenance expenses decreased primarily due to the impact in the Comparable Period of being out of service for 49 days as a result of the hydro-test, as well as a larger gain on pipeline operations in the Current Period. This decrease was partially offset by an increase in insurance expense.

General and administrative expense increased primarily due to an increase in the fee under the 2019 Omnibus Agreement, as well as higher outside services in the Current Period, partially offset by the allocation of severance expense in the Comparable Period.

Investment, Dividend and Other Income

Investment, dividend and other income increased $69 million in the Current Period as compared to the Comparable Period. Income from equity method investments increased by $104 million, primarily as a result of the equity earnings associated with the acquisition of additional interests in Explorer and Colonial in June 2019, as well as the acquisition of Amberjack in May 2018. Other income increased by $4 million primarily related to distributions from Poseidon, partially offset by higher business continuity insurance proceeds received in the Comparable Period in connection with the fire at the Enchilada platform impacting Auger. These increases were partially offset by a decrease in dividend income from other investments of $39 million due to the change in accounting for Explorer and Colonial as equity method investments in the Current Quarter rather than other investments in the Comparable Quarter following the acquisition of additional interests in June 2019. We were entitled to distributions from Explorer and Colonial with respect to the period beginning April 1, 2019 as these were paid after the acquisition date and were no longer considered dividend income.

Interest Expense

Interest expense increased by $24 million due to additional borrowings outstanding under our credit facilities during the Current Period versus the Comparable Period.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. Our liquidity as of September 30, 2019 was $1,190 million, consisting of $294 million cash and cash equivalents and $896 million of available capacity under our credit facilities.

On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin. No issuance fee was incurred in connection with the 2019 Zydeco Revolver.

On December 21, 2018, we and our general partner executed Amendment No. 2 (the “Second Amendment”) to the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the incentive distribution rights by: (1) $17 million for the quarter ended March 31, 2019, (2) $17 million for the quarter ended June 30, 2019 and (3) $16 million for the quarter ended September 30, 2019.

Credit Facility Agreements

As of September 30, 2019, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
Ten Year Fixed Facility	$600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	3.27%	July 31, 2023
Five Year Revolver due December 2022	1,000	3.28%	December 1, 2022
Five Year Fixed Facility	600	3.23%	March 1, 2022
2019 Zydeco Revolver (1)	30	2.93%	August 6, 2024
(1) Effective August 6, 2019, the Zydeco Revolver expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See above for additional information.

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin. Our weighted average interest rate for the nine months ended September 30, 2019 and September 30, 2018 was 3.8% and 3.4%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of September 30, 2019 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of September 30, 2019, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

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

For additional information, see Note 10 – (Deficit) Equity in the Notes to the Unaudited Consolidated Financial Statements.

Cash Flows from Our Operations

Operating Activities. We generated $458 million in cash flow from operating activities in the Current Period compared to $368 million in the Comparable Period. The increase was primarily driven by an increase in operating income due to the adverse impact of the hydro-test in the Comparable Period, as well as an increase in equity investment income related to the acquisition of Amberjack in May 2018, the acquisition of additional interests in Explorer and Colonial in June 2019 and the timing of receipt of receivables and payment of accruals in the Current Period.

Investing Activities. Our cash flow used in investing activities was $78 million in the Current Period compared to $500 million in the Comparable Period. The decrease in cash flow used in investing activities was primarily due to a smaller acquisition from Parent in the Current Period versus the Comparable Period, as well as lower contributions to Permian Basin, lower capital expenditures and a higher return of investment in the Current Period.

Financing Activities. Our cash flow used in financing activities was $294 million in the Current Period compared to cash flow provided by financing activities of $194 million in the Comparable Period. The decrease in cash flow provided by financing activities was primarily due to lower borrowings under credit facilities, increased distributions paid to the unitholders and our general partner and lower contributions from general partner in the Current Period. The decrease in cash flow provided by financing activities was partially offset by lower capital distributions to Parent, as well as the lack of repayments of credit facilities in the Current Period.

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

We incurred capital expenditures of $29 million and $39 million for the Current Period and the Comparable Period, respectively. The decrease in capital expenditures is primarily due to lower spend on the directional drill and Houma tank expansion projects for Zydeco, coupled with lower capital contributions to Permian Basin in the Current Period.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expansion capital expenditures	$3	$9	$10	$19
Maintenance capital expenditures	5	4	21	19
Total capital expenditures paid	8	13	31	38
(Decrease) Increase in accrued capital expenditures	—	—	(2)	1
Total capital expenditures incurred	$8	$13	$29	$39
Contributions to investment	$3	$7	$13	$21

We expect total capital expenditures and investments to be approximately $58 million for 2019, a summary of which is shown in the table below:

	Actual	Expected
	Nine Months Ended September 30, 2019	Three Months Ending December 31, 2019	Total Expected 2019 Capital Expenditures
Expansion capital expenditures
Zydeco	$7	$—	$7
Total expansion capital expenditures	7	—	7
Maintenance capital expenditures
Zydeco	16	5	21
Pecten	3	1	4
Triton	3	2	5
Total maintenance capital expenditures	22	8	30
Contributions to investment	13	8	21
Total capital expenditures and investments	$42	$16	$58

Total expected expansion capital expenditures for 2019 are primarily related to the Houma tank expansion project, and expected capital contributions to Permian Basin to fund expansion capital and other expenditures.

Zydeco’s maintenance capital expenditures for the three and nine months ended September 30, 2019 were $5 million and $16 million, respectively, primarily for the directional drill project. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During the three and nine months ended September 30, 2019, we filed claims for reimbursement from SPLC of less than $1 million and $10 million, respectively. We expect Zydeco’s maintenance capital expenditures to be $5 million for the remainder of 2019, of which approximately $2 million is for the directional drill project and $1 million is related to a pipeline exposure requiring replacement. The majority of the remaining spend is related an upgrade of the motor control center at Houma, pressure cycling mitigation and other routine maintenance.

Pecten’s maintenance capital expenditures for the three and nine months ended September 30, 2019 were $1 million and $3 million, respectively, and we expect Pecten’s maintenance capital expenditures to be approximately $1 million for the remainder of 2019. These expenditures relate to electrical improvements at the Lockport terminal and various improvements on Delta.

Triton’s maintenance capital expenditures for the three and nine months ended September 30, 2019 were $2 million and $3 million, respectively, and we expect Triton's maintenance capital expenditures to be approximately $2 million for the remainder of 2019. These expenditures relate to vapor recovery improvements at the Des Plaines terminal, and tank and facility work at the Colex and Des Plaines terminals.

With the exception of the Zydeco directional drill project for which we are indemnified for our proportionate share, we anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Contractual Obligations

A summary of our contractual obligations as of September 30, 2019 is shown in the table below:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases for land and platform space	$8	$—	$1	$1	$6
Finance leases (1)	62	5	10	10	37
Other agreements (2)	44	6	12	12	14
Debt obligation (3)	2,694	—	600	894	1,200
Interest payments on debt (4)	541	100	188	115	138
Total	$3,349	$111	$811	$1,032	$1,395
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $27 million in interest, $26 million in principal and $9 million in executory costs.
(2) Includes a joint tariff agreement and tie-in agreement.
(3) See Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Interest payments were calculated based on rates in effect at September 30, 2019 for variable rate borrowings.

As of September 30, 2019, our contractual obligations included long-term debt, finance lease obligations, operating lease obligations and other contractual obligations. Other than entering into the Ten Year Fixed Facility, there were no material changes to these obligations outside the ordinary course of business since December 31, 2018.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2018 Annual Report. As of September 30, 2019, there have been no significant changes to our critical accounting policies and estimates since our 2018 Annual Report was filed other than those noted below.

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
•The factors generally described in Part I, Item 1A. Risk Factors in our 2018 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the nine months ended September 30, 2019 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report, except as noted below.

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

Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6% of our total revenue for the nine months ended September 30, 2019, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of September 30, 2019, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our revolving credit facilities would impact the Partnership’s annual interest expense by approximately $1 million. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2019, the RDS Group paid $6,724 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,125,008 at September 30, 2019) generated non-taxable interest income of $166,146 in the first nine months of 2019.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Revolving Loan Facility Agreement, dated as of August 6, 2019, between Zydeco Pipeline Company LLC, as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	10-Q	10.3	8/2/2019	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2019	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)