Form 10-K
period 2019-12-31
Shell Midstream Partners, L.P.
filed 2020-02-20
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________

FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 28, 2019, was $2,564 million, based on the closing price of such units of $20.72 as reported on the New York Stock Exchange on such date. The registrant had 233,289,537 common units and no subordinated units outstanding as of February 20, 2020.
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
We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•The continued ability of Shell and our non-affiliate customers to satisfy their obligations under our commercial and other agreements and the impact of lower market prices for crude oil, refined petroleum products and refinery gas.
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
•Curtailment of operations or expansion projects due to unexpected leaks, spills or severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.
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
LNG: Liquefied natural gas.
LPSC: Louisiana Public Service Commission.
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
Partnership Agreement: First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of November 3, 2014, as amended by Amendment No. 1 thereto, dated February 26, 2018, and as amended by Amendment No. 2 thereto, dated December 21, 2018.
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
TRC: Texas Railroad Commission.

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

We own, operate, develop and acquire pipelines and other midstream assets. As of December 31, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and other investments. Our operations consist of one reportable segment. See Note 1 — Description of the Business and Basis of Presentation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

The following table reflects our ownership interests as of December 31, 2019:

SHLX Ownership
Pecten Midstream LLC (“Pecten”)	100.0%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%
Triton West LLC (“Triton”)	100.0%
Zydeco Pipeline Company LLC (“Zydeco”) (1)	92.5%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%
Bengal Pipeline Company LLC (“Bengal”)	50.0%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%
LOCAP LLC (“LOCAP”)	41.48%
Explorer Pipeline Company (“Explorer”)	38.59%
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%
Colonial Enterprises, Inc. (“Colonial”) (2)	16.125%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%
(1) SPLC owns the remaining 7.5% ownership interest in Zydeco.

(2) On November 12, 2019, Colonial completed a restructuring whereby a new holding company, Colonial Enterprises, Inc., was created as the parent of Colonial Pipeline Company. There is no impact to our ownership interest as a result of the restructuring aside from the entity in which we own an interest.

Acquisitions
On June 6, 2019, we acquired SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased our ownership interest in Explorer to 38.59% and in Colonial to 16.125%. The June 2019 Acquisition closed pursuant to a Contribution Agreement dated May 10, 2019 (the “May 2019 Contribution Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. As such, we recorded the acquired equity interests at SPLC’s historical carrying value of $90 million, which is included in Equity method investments in our consolidated balance sheet. In addition, as a transfer between entities under common control, we recorded Accumulated other comprehensive loss of $6 million related to historical remeasurements of pension and other postretirement benefits provided by Explorer and Colonial to their employees. We recognized $510 million of cash consideration in excess of the historical carrying value of equity interests acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined below) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million. Pursuant to the May 2019 Contribution Agreement, the number of common units representing the equity consideration was determined by dividing the contribution amount (25% of total consideration of $800 million) by the price per unit of $20.68, which represents the volume weighted average sales prices of the common units calculated for the five trading day period ended on April 30, 2019, less the general partner units issued to the general partner in order to maintain its 2% general partner interest in us. The equity issued consisted of 9,477,756 common units issued to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units issued to the general partner in order to maintain its 2% general partner interest in us. These common and general partner units issued were assigned no book value because the cash consideration exceeded the historical carrying value of equity interests acquired. Accordingly, the units issued had no impact on partner capital accounts, other than changing ownership percentages.

As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments.

See Note 3 — Acquisitions and Divestiture in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2019:

Shell
Shell Pipeline Company LP
(SPLC)
Shell Midstream Partners GP LLC
4,761,012 General Partner Units
Incentive Distribution Rights
Shell Midstream LP Holdings LLC
109,457,304 Common Units
Public Unitholders
123,832,233 Common Units
2% General Partner Interest
46% Limited Partner Interest
Shell Midstream Partners, L.P.
(NYSE: SHLX)
52% Limited Partner Interest
75% Series A
50% Series B
100% Ownership Interest
Shell Operated Subsidiaries and Investments
Amberjack
Shell Midstream Operating LLC
Shell Operated Subsidiaries and Investments
Pecten
Sand Dollar
Triton
Zydeco
Mars
Odyssey
Proteus
Endymion
Cleopatra
Third Party Operated Investments
Bengal
Permian Basin
LOCAP
Explorer
Poseidon
Colonial

Our Assets and Operations
Our assets consist of the following systems:

SHELL MIDSTREAM PARTNERS

Anacortes
Seattle
Portland
LOUISIANA
MISSISSIPPI
Baton Rouge
Convent
St. James
Norco/
St. Charles
Lake
Charles
Erath
Houma
Clovelly
Alliance
GULF OF
MEXICO
Des Plaines
Lockport
Permian Basin
Gas Gathering
Colex
OFFSHORE
- Amberjack - Endymion - Odyssey
- Auger - Mars - Poseidon
- Cleopatra - Na Kika - Proteus
ONSHORE
- Bengal - LOCAP
- Colonial - Refinery Gas Pipelines
- Delta - Zydeco
- Explorer
TERMINALS & STORAGE
- Anacortes - Lockport
- Colex - Portland
- Des Plaines - Seattle
GATHERING & PROCESSING
- Permian Basin Gas Gathering

Onshore Crude Pipelines

Our onshore crude pipelines transport various grades of crude oil across more than 500 miles. Our onshore crude pipelines serve varying purposes including transporting crude oil between major onshore demand centers, as well as aggregating volume from multiple offshore pipelines and connecting this offshore production to key onshore markets, including refineries. Additionally, this includes certain tankage and dock space. These pipelines are regulated by PHMSA for safety and integrity, and the FERC, LPSC and TRC for tariff regulations.

Our onshore crude pipelines transport volumes on a spot basis, as well as under transportation services and throughput and deficiency agreements (“T&D agreements”). In compliance with FERC indexing adjustments, our rates may be indexed annually. Certain rates on our assets were not affected either due to the fact that the index did not apply to contracted rates or they were already below the index ceiling level.

Our FERC-approved transportation services agreements entitle the customer to a specified amount of guaranteed capacity on the pipeline. This capacity cannot be pro-rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, and thereby not included in revenue or net income until the earlier of the actual or estimated shipment of the unused volumes or the expiration of the 12-month period, as provided for in the applicable contract. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

T&D agreements, similar to transportation services agreements, require shippers to commit to a minimum volume for a fixed term. If the shipper falls below the minimum volume for the specified term, it is required to make a payment for the volume deficiency at the agreed transportation rate. Because this payment is due at the end of the specified payment term, the timing of cash flows may be affected. Although similar, T&D agreements do differ from transportation services agreements in certain ways. For example, T&D agreements do not offer shippers firm space on the pipeline in question and if a segment of the pipeline system is oversubscribed, space is prorated in accordance with applicable regulations.

See “— Factors Affecting our Business and Outlook — Changes in Customer Contracting” for additional information on our transportation services and T&D agreements.

Offshore Crude Pipelines

The offshore crude pipelines in which we own interests span across approximately 1,400 miles, and are regulated primarily by PHMSA, BSEE or BOEM, and in some cases by FERC or LPSC. Our offshore crude pipelines provide transportation for major oil producers and from multiple production fields in the Gulf of Mexico, offering delivery options into various pipelines, in which we may also own interests. Through the pipeline connectivity options, these pipelines provide access to desirable onshore destinations, including refineries.

Our offshore crude pipelines generate revenue under several types of long-term transportation agreements: life-of-lease transportation agreements, life-of-lease transportation agreements with a guaranteed return, T&D agreements, debottleneck surcharge agreements and buy/sell agreements. Some crude oil also moves on our offshore pipelines under posted tariffs, which may be indexed annually. Inventory management fees are also charged in some cases.

Our life-of-lease transportation agreements have a term equal to the life of the applicable mineral lease. Our life-of-lease transportation agreements require producers to transport all production from the specified fields connected to the pipeline for the entire life of the lease. This means that the dedicated production cannot be transported by any other means, such as barges or another pipeline. Some of these agreements can also include provisions to guarantee a return to the pipeline to enable the pipeline to recover its investment in the initial years despite the uncertainty in production volumes by providing for an annual transportation rate adjustment over a fixed period of time to achieve a fixed rate of return. The calculation for the fixed rate of return is usually based on actual project costs and operating costs. At the end of the fixed period, some rates will be locked in at the last calculated rate and adjusted thereafter based on FERC’s index.

Our offshore T&D agreements require shippers to dedicate production from specific fields for a fixed term, generally for life of the facility or lease. In addition, some T&D agreements require a minimum volume to be delivered for a fixed term. If the producer falls below the minimum volume for the specified term, they are required to make a payment for the volume deficiency at the agreed transportation rate. T&D agreements may, but typically do not, offer firm space on the pipeline in question. If a segment of the pipeline system is oversubscribed, space is prorated in accordance with the then-published rules and regulations of the pipeline. In rare cases, these agreements do provide firm capacity to some delivery locations.

Certain offshore systems provide for the transportation of crude oil through the use of buy/sell arrangements where crude is purchased at the receipt location into the pipeline and sold back to the counterparty at the destination at that price plus a transportation differential. Other systems provide for the transportation of crude oil via private Oil Transportation Agreements (“OTAs”). These OTAs are a mix of term and life-of-lease transportation agreements.

Refined Products Pipelines

We own interests in several refined products pipeline systems across approximately 7,500 miles spanning from the Gulf Coast to both the Midwest and the East Coast. These pipeline systems are regulated primarily by PHMSA and FERC, and transport refined products with many different specifications and for numerous shippers. The refined products pipelines connect refineries to both long-haul transportation pipelines and marketing terminals. These pipelines serve a diverse set of customers, including refiners, marketers, airports and airlines.

These refined products pipeline systems generate revenue under various types of rates and contracts, including ship-or-pay contracts that are renewable at the election of the shipper and may be indexed annually, joint tariff division agreements, FERC-approved rates subject to annual indexing and market-based rates. Additionally, there is an auction program on one system for certain excess capacity when the pipeline is fully subscribed.

Terminals and Storage

We own interests in refined products and crude terminals located in Washington, Texas, Illinois and Oregon.

Our refined products terminals receive refined products from pipelines and, in certain cases, barges, ships or railroads, and distribute them to third parties, who in turn deliver them to end-users and retail outlets. These terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services that include the injection of various additives. For each of these terminals revenue, based on throughput, is generated via a single, long-term, terminaling services agreement with a related party which are treated as operating leases. Each agreement provides for a guaranteed minimum throughput. The contracts initially expire on November 30, 2027 with an option to extend the agreement for ten additional one-year terms.

Our crude terminal feeds regional refineries and offers strategic trading opportunities by providing storage services for several customers and supplying refineries. Our storage tanks are 100% utilized via four terminal services agreements. The various agreements in place all expired during 2019 and were extended for periods ranging from one to five years.

Other Midstream Assets

We have interests in certain other midstream assets. We own an interest in a network of gas pipelines connecting multiple refineries and plants operated along the Gulf Coast to Shell chemical sites. The pipelines transport refinery gas which is a mix of methane, natural gas liquids and olefins. This system generates revenue under transportation services agreements that include minimum revenue commitments and are treated as operating leases. The contracts require a specified monthly payment regardless of volume shipped, and shippers do not receive a credit for unused volume in a given month to use in future months.

We also own interests in gas gathering systems that provide gathering and transportation for multiple gas producers and third-party gas shippers.

Additionally, our interest in a pipeline that connects the LOOP Clovelly Salt Dome storage facility to the active trading hub of St. James, Louisiana allows for crude oil arriving at the terminal to be dispatched to several local refineries or to other pipeline systems.

Pipeline and Terminal Systems Capacity

The following table sets forth certain information regarding our pipeline and terminal systems as of December 31, 2019:

Pipeline System/Terminal System	Approximate Capacity (kbpd) (2)	Approximate Tank Storage Capacity (kbls)
Onshore Crude Oil Pipelines
Zydeco crude oil system - Mainlines
Houston to Port Neches	250	—
Port Neches to Houma	375	—
Houma to Clovelly	425	—
Houma to St James	270	—
Delta crude oil system	420	—

Offshore Crude Oil Pipelines
Amberjack crude oil system
Jack St. Malo	200	—
Tahiti	300	—
ADP 24”	300	—
Jackalope	200	—
Genesis	50	—
Ewing Banks 910	20	—

Auger crude oil system
Enchilada Platform to Eugene Island 315	35	—
Enchilada Platform to Ship Shoal 28P	200	—
14/16" Auger export line	150	—
Na Kika crude oil system	160	—
Mars crude oil system (1)
Mars TLP to West Delta 143	100	—
Olympus TLP to West Delta 143	100	—
West Delta 143 to Fourchon	400	—
Fourchon to Clovelly	600	—
Poseidon crude oil system	350	—
Odyssey crude oil system	220	—
Proteus crude oil system
Thunder Horse TLP to South Pass 89E	425	—
Endymion crude oil system
South Pass 89E to Clovelly	425	—

Refined Products Pipelines
Bengal product system
Norco to Baton Rouge tank farm	305	—
Convent to Baton Rouge tank farm	210	—
Colonial product system	2,500	—
Explorer product system	660	—

Terminals and Storage
Triton refined products terminals (2)
Anacortes	—	—
Colex	—	2,585
Des Plaines	—	1,060
Portland	—	405
Seattle	—	490
Lockport terminal system	—	2,000

Other Midstream Assets
Refinery Gas Pipelines (3)
Houston Ship Channel	3,960	—
Texas City	5,280	—
Garyville - Norco	3,720	—
Convent to Garyville	3,840	—
Norco - Paraffinic	3,720	—
Permian Basin gas gathering system (3)	240	—
LOCAP pipeline system and storage facility	1,700	3,200
Cleopatra gas gathering system (3)
Atlantis TLP to Ship Shoal 332A	500	—

(1) In addition to the pipeline capacity above, Mars also has storage capacity leases of storage caverns with a related party.
(2) The Anacortes, Des Plaines, Portland and Seattle refined products terminals have truck racks that are not included in the above table. The Anacortes refined products terminal does not have tank storage.
(3) The approximate capacity information presented is in kbpd with the exception of the approximate capacity related to Cleopatra gas gathering system and Permian Basin which are presented in mscf/d, and Refinery Gas Pipeline, which is presented in klbs/d.

Our Relationship with Shell
Shell is one of the world’s largest independent energy companies in terms of market capitalization and operating cash flow, and Shell and its joint ventures are a leading producer and transporter of onshore and offshore hydrocarbons, as well as a major refiner in the United States. As one of the largest producers in the Gulf of Mexico, Shell is currently developing several deepwater prospects and associated infrastructure. In addition to its offshore production, Shell has significant onshore exploration and production interests and produces crude oil and natural gas throughout North America. Shell’s downstream portfolio includes interests in refineries and chemical processing plants throughout the United States. Shell’s portfolio of midstream assets provides key infrastructure required to transport and store crude oil and refined products for Shell and third parties. Shell’s ownership interests in transportation and midstream assets include crude oil and refined products pipelines, crude oil and refined products terminals, chemicals pipelines, natural gas pipelines and processing plants and LNG infrastructure assets. Shell or its affiliates are customers of most of our businesses.
SPLC is Shell’s principal midstream subsidiary in the United States. As of December 31, 2019, SPLC owns our general partner, a 46% limited partner interest in us and all of our incentive distribution rights.
Customers
See Note 14 — Transactions with Major Customers and Concentration of Credit Risk in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand in the market areas we serve, which could reduce the demand for our services and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to-quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed-rate basis upon which we contracted our capacity. However, two of our long-term transportation services agreements on the Zydeco system expired at the end of 2018, and another expired in the second quarter of 2019. These contracts represented approximately 30% of our revenues for both the years ended December 31, 2018 and 2017. As a result of the open season conducted in the second quarter of 2019, Zydeco was able to re-contract the expired volumes under throughput and deficiency agreements. Although we have replaced the volumes from the expired contracts, the rates under the new contracts are lower than those previously contracted, and therefore net income and cash available for distribution will be lower in future periods. Further, two of these contracts will expire in the fourth quarter of 2020; however, the shippers have the ability to extend these contracts for an additional six months. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Changes in Customer Contracting” for additional information.
Competition among onshore common carrier crude oil pipelines is based primarily on posted tariffs, quality of customer service and connectivity to sources of supply and demand. We believe that our position along the Gulf Coast provides a unique level of service to our customers. Our pipelines and terminals face competition from a variety of alternative transportation methods including rail, water borne movements, including barging, shipping and imports and other pipelines that service the same origins or destinations as our pipelines.
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

Competition for refined product transportation in any particular area is affected significantly by the end market demand for the volume of products produced by refineries in that area, the availability of products in that area and the cost of transportation to that area from distant refineries. In light of current market conditions, we expect greater competition in the markets in which we provide refined product transportation. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Business and Outlook” for additional information.
Our storage terminal competes with surrounding providers of storage tank services. Some of our competitors have expanded terminals and built new pipeline connections, and third parties may construct pipelines that bypass our location. These or similar events could have a material adverse impact on our operations.
Our refined products terminals generally compete with other terminals that serve the same markets. These terminals may be owned by major integrated oil and gas companies or by independent terminaling companies. While fees for terminal storage and throughput services are not regulated, they are subject to competition from other terminals serving the same markets. However, our contracts generally provide for stable, long-term revenue, which is not impacted by market competitive forces.
FERC and State Common Carrier Regulations
Our interstate common carrier and intrastate pipeline systems are subject to economic regulation by various federal, state and/or local agencies.
FERC regulates interstate transportation on our common carrier pipeline systems under the ICA, the EPAct and the rules and regulations promulgated under those laws. FERC regulations require that rates and terms and conditions of service for interstate service pipelines that transport crude oil and refined products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC’s regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.

Under the ICA, FERC or interested persons may challenge existing or proposed new or changed rates, services or terms and conditions of service. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. Under certain circumstances, FERC could limit a common carrier pipeline’s ability to charge rates until completion of an investigation during which FERC could find that the new or changed rate is unlawful. In contrast, FERC has clarified that initial rates and terms of service agreed upon with non-affiliated committed shippers in a transportation services agreement are not subject to protest or a cost-of-service analysis where the pipeline held an open season offering all potential shippers service on the same terms. In the case where there are only affiliated committed shippers, rates need to be justified on a cost-of-service basis.
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

From November 2017 through 2019, eleven separate, nearly identical complaints were filed with FERC against Colonial challenging Colonial’s tariff rates, its market power, its practices and charges related to transmix and product volume loss. These complaints have been consolidated by FERC in Docket Nos. OR18-7-000, et al. and were set for hearing and settlement judge procedures. FERC also severed the review of Colonial’s market-based rates into a separate, concurrent hearing. On May 2, 2019, the Chief Administrative Law Judge terminated settlement judge procedures and established a procedural schedule for a hearing before an administrative law judge. The hearing is scheduled for mid-2020 and an initial decision from the administrative law judge is anticipated in early 2021, with a FERC decision anticipated by summer 2021. Since the consolidated complaint proceedings are ongoing, FERC has not taken any final action on the complaints, and the outcome is not known at this time.

In addition to rate complaints and investigations, we may at any time also be required to respond to governmental requests for information, including compliance audits conducted by FERC. FERC’s Office of Enforcement concluded an audit of Colonial in Docket No. FA14-4-000 for the period from January 1, 2011 to December 31, 2014, and issued a letter order on June 17, 2015. FERC’s Office of Enforcement also concluded an audit of Explorer in Docket No. FA16-5-000 for the period from January 1, 2013 to December 31, 2016, and issued a letter order on January 12, 2018. In both cases, FERC adopted the audit’s findings and recommendations and required the submission of a compliance plan and quarterly compliance reports. Both Colonial and Explorer accepted the audit’s findings and recommendations, neither of which had a financial impact to us.

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
EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the U.S. Producer Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. As a result of its last five-year review, FERC revised its indexing methodology and determined that, during the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23%. In May 2019, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC’s indexing adjustment methodology by approximately 4.3% starting on July 1, 2019. FERC will commence the next five-year review of its indexing methodology in 2020, with the new methodology to become effective on July 1, 2021. In setting the next index level, FERC is expected to review pipeline cost changes over the past five years to set an adjustment to PPI-FG so that it reflects changes to costs industry-wide.
We cannot predict whether or to what extent the index factor may change in the future. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so; however, a pipeline must reduce its indexed rates to the extent they exceed the index ceiling when a negative index applies. Some indexed rates on our systems were reduced in 2016 in response to the negative index lowering the ceiling, such as certain spot rates on Zydeco. Rate increases made under the index methodology are presumed to be just and reasonable and require a protesting party to demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Despite these procedural limits on challenging the indexing of rates, the overall rates are not entitled to any specific protection against rate challenges. Under the indexing rate methodology, in any year in which the index is negative pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.
While common carrier pipelines often use the indexing methodology to change their rates, common carrier pipelines may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates and settlement rates. A common carrier pipeline can propose a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling), but must establish that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. A common carrier can establish rates under settlement if agreed upon by all current shippers. Rates for a new service on a common carrier pipeline can be established through a negotiated rate with an unaffiliated shipper or via a cost-of-service approach.
The rates shown in our FERC tariffs have been established using the indexing methodology, by settlement or by negotiation. If we used cost-of-service rate making to establish or support our rates on our different pipeline systems, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carrier pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carrier pipelines that are organized as pass-through entities, it still entails rate risk due to FERC’s case-by-case review approach and recent changes to FERC’s policy following litigation in the U.S. Court of Appeals for the D.C. Circuit, as described below. The application of this policy, as well as any decision by FERC regarding our cost of service, is also subject to review in the courts.

Under its current policy, FERC permits regulated interstate oil and gas pipelines to include an income tax allowance in their cost of service used to calculate cost-based transportation rates. The allowance is intended to reflect the actual or potential tax liability attributable to the regulated entity’s operating income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v. FERC, the United States Court of Appeals for the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership (“MLP”) to include an income tax allowance in its cost-of-service rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. Following the D.C. Circuit’s decision, FERC issued its Revised Policy Statement on Treatment of Income Taxes in Docket No. PL17-1-000 on March 15, 2018 (the “Revised Policy Statement”), which eliminates the recovery of an income tax allowance by MLP oil and gas pipelines in cost-of-service-based rates. FERC directed MLP oil pipelines to reflect the elimination of the income tax allowance in their Form No. 6, page 700 reporting and stated that it will incorporate the effects of this Revised Policy Statement on industry-wide oil pipeline costs in the 2020 five-year review of the oil pipeline index level. FERC also stated that it would address income tax allowances for other “pass-through” entities that are not MLPs in future proceedings. On July 18, 2018, FERC clarified in Order No. 849, which was directed at gas pipelines, its general disallowance of MLP income tax allowance recovery by providing that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” While FERC has not taken industry-wide action on oil pipeline rates apart from announcing that it would take the MLP income tax allowance elimination into account in the next five-year review of indexed rates in 2020, FERC could require oil pipelines to revise their rates in individual proceedings (including initial rate filing or complaint proceedings) or through other action. To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.

On December 22, 2017, federal legislation known as the “Tax Cuts and Jobs Act” (the “TCJA”) was enacted, which made various changes to the U.S. tax laws, including reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, adjusting the individual income tax brackets, and establishing limited deductions for certain income from “pass-through” entities. If FERC requires us to establish new tariff rates that reflect changes resulting from the TCJA, it is possible that certain tariff rates could be reduced, which could adversely affect our financial position, results of operations and ability to make cash dividends to our Class A unitholders.

On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking in Docket No. RM17-1-000 regarding changes to the oil pipeline rate index methodology and data reporting on Page 700 of FERC’s Form No. 6. In an effort to improve the Commission’s ability to ensure that oil pipeline rates are just and reasonable under the ICA, FERC is considering making the following changes to their current indexing methodologies for oil pipelines:

1) Deny index increases for any pipeline whose Form No. 6, Page 700 revenues exceed costs by 15% for both of the prior two years;

2) Deny index increases that exceed by 5% the cost changes reported on Page 700; and

3) Apply the new criteria to costs more closely associated with the pipeline’s proposed rates than with total company-wide costs and revenues now reported on Page 700.

Initial comments were filed on January 19, 2017, reply comments were filed on March 17, 2017, and, on February 14, 2020, FERC issued a meeting notice indicating that it intends to act on the proposed rulemaking during a meeting currently scheduled for February 20, 2020. We will continue to monitor developments in this area.

Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the TRC, which currently regulates Zydeco and Colonial pipeline rates; and the LPSC, which currently regulates the Zydeco, Mars, Delta and Colonial pipeline rates. State agencies typically require intrastate petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates and proposed rate increases. State agencies may also investigate rates, services and terms and conditions of service on their own initiative. State regulatory commissions could limit our ability to increase our rates or to set rates based on our costs, or could order us to reduce our rates and require the payment of refunds to shippers.

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

Shippers can always file a complaint with FERC or a state agency challenging rates or conditions of services. If they were successful, FERC or a state agency could order reparations or service changes.
Certain pipelines, including Auger, Na Kika, Amberjack, Odyssey, Poseidon, Proteus, Endymion, Cleopatra and parts of Mars, are located offshore in the Outer Continental Shelf. As such, they are not subject to FERC or state rate regulation, but are subject to the Outer Continental Shelf Lands Act (“OCSLA”). Under the OCSLA, we must provide open and nondiscriminatory access to both pipeline owner(s) and non-owner shippers, and comply with other requirements.

Pipeline and Terminal Safety
Our assets are subject to strict safety laws and regulations. Our transportation and storage of crude oil, refined products, and dry gas involve risks that hazardous liquids or gas may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, liability and/or reparations to land owners and significant business interruption. PHMSA of the DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of most of our assets. In addition, some states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which most of our assets are located, Texas and Louisiana, are among the states that have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting hazardous liquids and gases. The few assets not covered by PHMSA are regulated by the U.S. Environmental Protection Agency (“EPA”) and various state agencies and are designed and maintained to industry accepted codes and standards. PHMSA regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and are included in a drug and alcohol testing program, and that pipeline operators develop comprehensive spill response plans.

We are subject to regulation by PHMSA under the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”). The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe, and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992, which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting gas pipelines located in HCAs. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act, which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. The Pipeline Safety Improvement Act of 2002 established mandatory inspections for all U.S. oil transportation pipelines and some gathering lines in HCAs. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquids pipelines and pipeline control room management. These assets are also subject to the Pipeline Safety Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In 2016, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “Pipes Act”) was enacted. The Pipes Act reauthorized PHMSA through 2019 and imposed a few new mandates on the agency. The law provided the Secretary of the DOT the power to issue pipeline-industry-wide emergency orders if an incident poses or exposes a particular widespread problem. It also required PHMSA to develop regulations for the construction and operations of underground natural gas storage facilities and instructed PHMSA to finish the tasks left over from the 2011 bill. Although it was due to be reauthorized by Congress in 2019, Congress did not pass a reauthorization bill for PHMSA in 2019, and thus, PHMSA is operating under a continuing resolution until a new bill is passed.

On October 1, 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm maximum allowable operating pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. There are new MCAs on some of our gas transmission lines; however, these lines are already fully inspected due to HCAs on the lines so these new areas do not impact inspection or maintenance programs on the lines. On the liquid side, all onshore lines have leak detection and are currently inspected under the Integrity Management Program so there are no new inspections required. Some of our product lines may need to be made piggable; however, the full evaluations of those lines have not been completed to fully understand potential cost implications.

PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed (Subparts C and D of 49 CFR § 195); pressure testing (Subpart E of 49 CFR § 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs, and managing the operation of pipeline control rooms (Subpart F of 49 CFR § 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR § 195); and integrity management requirements for pipelines in HCAs (49 CFR § 195.452). Gas pipelines have similar requirements in 49 CFR 192. On January 19, 2017, PHMSA announced the issuance of new operator qualification rules that clarify the current regulations. This rule was published just before the Trump Administration requirement to withdraw all pending regulations for further review. This rule did not change the operator qualification requirements but did enhance release reporting requirements, placed new training requirements on control room personnel and provided reimbursement provisions for PHMSA oversight of projects totaling $1 billion or more. In addition, on January 30, 2017, the Trump Administration issued an executive order directing agencies to identify two existing regulations to be repealed for every new regulation proposed for notice and comment, along with a zero sum incremental cost requirement for all regulations. This directive applies at the DOT level so it is unclear if 49 CFR 190-199 will be impacted at all as the DOT could pull regulations from other areas such as road transport or hazardous materials handling where there are more regulations that could be considered worthy of repeal in order to comply with the repeal and cost cutting directives.

The safety enhancement requirements and other provisions of the Pipeline Safety Act of 2011, as well as any implementation of PHMSA rules thereunder, could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis; any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our operations or financial position. However, we do not anticipate we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors. PHMSA has provided guidance on verification of records related to pipeline MAOP for gas pipelines and has drafted regulations to formally incorporate this guidance. While this guidance is currently targeted at gas pipelines, it could eventually be rolled over to the liquid regulations, which could increase our costs of regulatory compliance. We continue to work with industry groups to provide comment and recommendations to PHMSA on proposed regulations to help ensure regulations that will improve safety without providing undue burdens to operators.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using a variety of internal inspection tools, as well as hydrostatic testing that conforms to federal standards. We accompany these assessments with a comprehensive data integration effort and repair anomalies, as required, to ensure the integrity of the pipeline. We conduct a thorough review of risks to the pipelines and perform sophisticated calculations to establish an appropriate reassessment interval for each pipeline. We use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards and continually monitor, test and record the effectiveness of these corrosion inhibiting systems.  We have robust third-party damage prevention and public awareness programs to help protect our lines from the risk of excavation and other outside force damage threats. Our tanks are inspected on a routine basis in compliance with PHMSA and EPA regulations. Every tank periodically receives a full out of service, internal inspection per American Petroleum Institute standard 653 and is repaired as necessary.
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
Information Technology and Cybersecurity
We use our Parent’s information technology systems, which are increasingly dependent on key contractors supporting the delivery of information technology (“IT”) services, and continue to expand in terms of number of systems. Shell, like many other multinational companies, is the target of attempts to gain unauthorized access to its IT systems and our data through various channels, including more sophisticated and coordinated attempts often referred to as advanced persistent threats. Shell continuously measures and, where required, further improves its cyber-security capabilities to reduce the likelihood of successful cyber-attacks. Shell’s cyber-security capabilities are embedded into its IT systems and its IT landscape is protected by various detective and protective technologies. Threat identification and assessment capabilities are built into Shell’s support processes and adhere to industry best practices. While cyber-security programs and protocols are in place, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on our operations.

Along with our own confidential data and information in the normal course of our business, we and our affiliates collect and retain significant volumes of data, some of which are subject to certain laws and regulations. The regulations regarding the transfer and use of this data both domestically and across international borders are becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws such as the European Union (“EU”) General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). These laws may also expose us to significant liabilities and penalties if any company we acquire has violated or is not in compliance with applicable data protection laws.

The EU GDPR came into force in May 2018. The GDPR applies to personal data and activities that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the EU. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover, which could materially adversely affect our business, reputation, results of operations, and cash flows. The GDPR also requires mandatory breach notification to the appropriate regulatory authority and impacted data owners.

The CCPA became effective on January 1, 2020 and gives California residents specific rights regarding their personal information, requires that companies take certain actions, including notifications of security incidents, and applies to activities regarding personal information that may be collected by us, directly or indirectly, from California residents. In addition, the CCPA grants California residents statutory private rights of action in the case of a data breach. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, with the possibility of significant financial penalties for noncompliance.
Environmental Matters

General. Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage,or claims by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities.
We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we substantially comply with all legal requirements regarding the environment; however, as not all of the associated costs are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed.
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
In December 2007, Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for refined products and thereby have an indirect effect on certain aspects of our business.
Currently, several legislative and regulatory measures to address greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation in the United States. These measures include requirements effective in 2010 to report GHG emissions to the EPA on an annual basis and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions. Requiring reductions in GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations. We do not believe the federal GHG reporting rule, as described above, or the GHG “tailoring” rule, which subjects certain facilities to the additional permitting obligations under the New Source Review/Prevention of Significant Deterioration and Title V programs of the Clean Air Act based on a facility’s GHG emissions, will have a material adverse effect on our operations.

In addition, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. For example, in May 2016, EPA finalized new rules for volatile organic compound and methane emissions from the oil and gas production, processing, transmission and storage industry. Congress continues to consider legislation on GHG emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted. In addition, in 2015, the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the U.S. State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the withdrawal will be effective in November 2020. There are no guarantees that the agreement will not be re-implemented in the United States, or re-implemented in part by specific U.S. states or local governments. The impact of future regulatory and legislative developments, if adopted or enacted, could result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting our facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If these efforts were to continue, they could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our common units. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to meet the specific requirements to perform services for certain customers.
Waste Management and Related Liabilities. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.
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
Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.
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
Hydrocarbon Wastes. We currently own and lease, and SPLC has in the past owned and leased, properties where hydrocarbons are being or for many years have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these hydrocarbons and wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and hydrocarbons and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent further contamination.
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
SPLC’s indemnification of us for breaches of representations or warranties relating to environmental matters in connection with our Initial Public Offering (“IPO”) terminated and expired on November 3, 2017.
Water. Our operations can result in the discharge of pollutants, including crude oil and refined products. Regulations under the Water Pollution Control Act of 1972 (“Clean Water Act”), Oil Pollution Act of 1990 (“OPA-90”) and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure (“SPCC”) plans at many of our facilities. We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented tracking systems to oversee our compliance efforts. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. We believe we are in substantial compliance with applicable storm water permitting requirements.
In addition, the transportation and storage of crude oil and refined products over and adjacent to water involves risk and subjects us to the provisions of OPA-90 and related state requirements. Among other requirements, OPA-90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA-90 requires the responsible company to pay resulting removal costs and damages. OPA-90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA-90, and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.
Construction or maintenance of our pipelines, tank farms and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. In 2014, the EPA and the U.S. Army Corps of Engineers published proposed regulations that expand the surface waters that are regulated under the federal Clean Water Act and its various programs. While these regulations were finalized largely as proposed in 2015, the rule was stayed by the courts pending a substantive decision on the merits. In October 2019, the EPA and the U.S. Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In January 2020, the EPA and the U.S. Army Corps of Engineers promulgated a new “waters of the United States” (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. Judicial challenges to the EPA’s October 2019 final rule are currently before multiple federal district courts and challenges to the EPA’s January 2020 final rule are anticipated. If the October 2019 final rule is vacated and the 2015 rule is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance, as well as increased monitoring, recordkeeping and recording for some of our facilities.
Employee Safety. We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

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
Inflation
Inflation did not have a material impact on our results of operations in 2019.
Seasonality
The volume of crude oil and refined products transported and stored utilizing our assets is directly affected by the level of supply and demand for crude oil and refined products in the markets served directly or indirectly by our assets. Additionally, producer turnarounds are often planned for certain periods during the year based on optimal, and in some cases, required weather and working conditions.
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
Insurance
All assets in which we have an interest are insured for certain property damage, business interruption and third party liabilities, inclusive of certain cyber events and pollution liabilities, in amounts which management believes are reasonable and appropriate. With the exception of Odyssey, our consolidated assets are insured at the entity level. For Odyssey, as well as our other non-consolidated interests in joint ventures, we carry commercial insurance for our pro rata interests.
Employees
We do not have any employees. We are managed and operated by the directors and officers of our general partner. See Part III, Item 10. Directors, Executive Officers and Corporate Governance — Management of Shell Midstream Partners, L.P.  in this report.
Control Center Operations
Zydeco, Amberjack, Mars, Odyssey, Bengal’s pipeline, Auger, Lockport, Delta, Na Kika, Proteus, Endymion, Cleopatra, Refinery Gas Pipeline and our terminals are operated by SPLC or our general partner pursuant to operating and maintenance agreements. The pipeline, storage and terminal systems that are operated by SPLC are controlled from a central control room located in Houston, Texas. Colonial Pipeline Company operates its pipeline system and Bengal’s tankage in a similar manner and has its own management team based in Alpharetta, Georgia. Explorer operates its pipeline system in a similar manner and has its own management team and control center operations in Tulsa, Oklahoma. Poseidon is operated by Manta Ray Gathering Company, LLC, LOCAP is operated by LOOP LLC and Permian Basin is operated by CPB Operator LLC.

Website
Our Internet website address is http://www.shellmidstreampartners.com. Information contained on our Internet website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We also post our beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Exchange Act, corporate governance guidelines, audit committee charter, code of business ethics and conduct, code of ethics for senior financial officers and information on how to communicate directly with our board of directors on our website.

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

As portions of our third-party contract portfolio come up for replacement or renewal, and capacity becomes available, adverse market conditions may prevent us from replacing or renewing the contracts on comparable terms. For example, three of our long-term transportation services agreements on the Zydeco system expired in 2018 and 2019. We were able to re-contract the volumes under the expired contracts; however, two of these contracts will again expire in the fourth quarter of 2020, and our ability to re-contract those agreements could further impact our business.

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
We will be required to do one of the following: use cash from our operations, incur borrowings or access the capital markets in order to fund our capital expenditures. If we do not make sufficient or effective capital expenditures, we may be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. The entities in which we own an interest may also incur borrowings or access the capital markets to fund capital expenditures and may require that we fund our proportionate share of such expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. Furthermore, market demand for equity issued by MLP’s has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our capital expenditures and to fund acquisitions with the issuance of equity in the capital markets. Any further decline in the debt and equity capital markets may increase the cost of financing and the risks of refinancing maturing debt. In addition, lenders are facing increasing pressure to curtail their lending activities to companies in the oil and natural gas industry. There can be no assurance that the capital markets or borrowings will be available to us on acceptable terms or at all. The terms of any financing or the availability of cash on hand could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

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
We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines and terminal facilities. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta 143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut in by BSEE or BOEM of the U.S. Department of the Interior following incidents such as loss of well control. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined product due to repairs, damage to the facility, lack of capacity, shut-in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Increases in the rates charged by the interconnected pipelines for transportation to and from our terminal facilities may reduce the utilization of our terminals. Our refined products terminals are limited to a 5% reduction in payments by the customer due to force majeure incidents. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery, at caverns to which we deliver, termination of any connection agreement, or adverse change in the terms and conditions of service, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

During 2019, certain connected producers had planned turnarounds. The impact to net income and cash available for distribution was approximately $10 million for the year ended December 31, 2019. As a result of certain offshore planned producer turnarounds, we anticipate a similar impact in 2020 to both net income and cash available for distribution.

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
We can offer no assurance that we will be able to successfully consummate any future acquisitions, whether from Shell or any third parties. If we are unable to make future acquisitions, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash available for distribution per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences or other external events beyond our control. We may incur difficulties and additional costs in connection with integrating an acquired asset or entity. Acquisitions involve numerous risks, inefficiencies and unexpected costs and liabilities.
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
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. At the start of 2019, prices increased from fourth quarter 2018 levels and remained relatively consistent throughout the remainder of the year. However, current global geopolitical and economic uncertainty may contribute to future volatility in financial and commodity markets in the near to medium term. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during January 2020, 2019 and 2018 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
January 2020	$63.27	$57.25	$51.58
2019	66.24	56.98	46.31
2018	77.41	65.23	44.48

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
Lower crude oil prices, or expectations of declines in crude oil prices, have had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental United States. If lower prices are sustained, it could lead to a material decrease in such activity both in the onshore continental United States and in the Gulf of Mexico. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. Our customers may also face liquidity and credit issues that could impair their ability to meet their payment obligations under our contracts or cause them to renegotiate existing contracts at lower rates or for shorter terms. These conditions may lead some of our customers, particularly customers that are facing financial difficulties, to seek to renegotiate existing contracts on terms that are less attractive to us. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our unitholders.
In addition, production from existing areas with access to our pipeline and terminal systems will naturally decline over time. The amount of crude oil reserves underlying wells in these areas may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase the volume of crude oil transported, or throughput, on our pipelines, or stored in our terminal system, and cash flows associated with the transportation and storage of crude oil, our customers must continually obtain new supplies of crude oil. In addition, we will not generate revenue under our life-of-lease transportation agreements that do not include a guaranteed return to the extent that production in the area we serve declines or is shut-in.
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
The volumes of crude oil, refined products and refinery gas that we transport depend on the supply and demand for crude oil, gasoline, jet fuel, refinery gas and other refined products in our geographic areas. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity price environment, increased competition and adverse economic factors affecting the exploration, production and refining industries.

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

In addition, we are subject to political and economic risks that impact our customers. For example, the U.S. has gradually expanded sanctions that have impacted Petroleos de Venezuela, S.A. (“PdVSA”) and its subsidiaries as well as the Government of Venezuela. On January 28, 2019, the Trump Administration designated PdVSA on the Specifically Designated Nationals and Blocked Persons List administered by the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”). As a result, U.S. persons are generally prohibited from engaging in transactions with PdVSA and its majority-owned subsidiaries. Certain of our customers are subsidiaries of PdVSA and, as a result, we and certain of our customers may be impacted if the General Licenses allowing for the temporary continuation of operations or engagements with PdVSA and its majority-owned subsidiaries expire in the future. Therefore, absent further action by the U.S. government and OFAC, the loss of customers as a result of the sanctions could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.
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
Our interstate and offshore pipeline operations are subject to pipeline safety regulations administered by PHMSA of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, operation, maintenance, inspection and management of our crude oil, refined products and refinery gas pipelines.
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
At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. In addition, our actual implementation costs may be affected by industry-wide demand for the associated contractors and service providers. Additionally, should any of our assets fail to comply with PHMSA regulations, they could be subject to shut-down, pressure reductions, penalties and fines. Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, on October 1, 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority and the other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. These new rules could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis; any or all of which tasks could result in incurring increased operating costs that could be significant and have a material adverse effect on our operations or financial position.
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
Because environmental laws and regulations are becoming more stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental matters could increase in the future. Current and future legislative action and regulatory initiatives could result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport and decreased demand for products we handle that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services. For example, the EPA has, in recent years, adopted final rules making more stringent the National Ambient Air Quality Standards for ozone, sulfur dioxide and nitrogen dioxide. Emerging rules implementing these revised air quality standards may require us to obtain more stringent air permits and install more stringent controls at our operations, which may result in increased capital expenditures.
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
Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. In addition, we implement maintenance, growth and expansion projects as necessary to pursue business opportunities, and these projects often require similar permits, licenses and approvals. These permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our unitholders. Finally, our ability to secure required permits may be inhibited by increasingly stringent environmental, health and safety requirements, negative public perception or opposition from political activists through protests or other means, which could adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.
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
Zydeco, Bengal, Colonial, LOCAP, Explorer and portions of Mars provide interstate transportation services that are subject to regulation by FERC under the ICA. FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and FERC may investigate) the lawfulness of new or changed tariff rates, or may file a complaint against existing tariff rates. FERC can suspend new or changed tariff rates, rules and regulations for up to seven months and can allow new rates to be implemented subject to refund of amounts collected in excess of the rate ultimately found to be just and reasonable. Shippers may also file complaints that existing rates are unjust and unreasonable. If FERC finds a rate to be unjust and unreasonable, it may order payment of reparations for up to two years prior to the filing of a complaint or investigation, and FERC may prescribe new rates prospectively.

From November 2017 through 2019, eleven separate, nearly identical complaints were filed with FERC against Colonial challenging Colonial’s tariff rates, its market power, and its practices and charges related to transmix and product volume loss. These complaints have been consolidated by FERC in Docket Nos. OR18-7-000, et al. and were set for hearing and settlement judge procedures. FERC also severed the review of Colonial’s market-based rates into a separate, concurrent hearing. On May 2, 2019, the Chief Administrative Law Judge terminated settlement judge procedures and established a procedural schedule for a hearing before an administrative law judge. The hearing is scheduled for mid-2020 and an initial decision from the administrative law judge is anticipated in early 2021, with a FERC decision anticipated by summer 2021. Since the consolidated complaint proceedings are ongoing, FERC has not taken any final action on the complaints and the outcome is not known at this time. If Colonial is unable to recover its full cost-of-service as a result of the rates established in this proceeding, is no longer able to charge market-based rates or has its procedures and charges related to transmix and product volume loss modified in a way that is adverse to Colonial, it could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

The TCJA reduced the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. In the Revised Policy Statement, FERC states that it would address the effect of the tax changes on industry-wide oil pipeline costs in the five-year review of the oil pipeline index level, which will commence in 2020. As with the corporate income tax rate reduction, FERC also has announced that it would take the MLP income tax allowance elimination into account in the next five-year review of indexed rates in 2020. Separately, FERC also could require oil pipelines to revise their rates in individual proceedings (including initial rate filing or complaint proceedings) or through other action. Certain of our current tariff rates on file with FERC may reflect the federal income tax rate that was in effect at the time those tariff rates were established. As with any regulatory requirements promulgated by FERC, if FERC requires us to establish new tariff rates that reflect the current federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

We may at any time also be required to respond to governmental requests for information, including compliance audits conducted by FERC. FERC’s Office of Enforcement concluded an audit of Colonial in Docket No. FA14-4-000 for the period from January 1, 2011 to December 31, 2014, and issued a letter order on June 17, 2015. FERC’s Office of Enforcement also concluded an audit of Explorer in Docket No. FA16-5-000 for the period from January 1, 2013 to December 31, 2016, and issued a letter order on January 12, 2018. In both cases, FERC adopted the audit’s findings and recommendations and required the submission of a compliance plan and quarterly compliance reports. Both Colonial and Explorer accepted the audit’s findings and recommendations, neither of which had a financial impact to us.

State agencies may regulate the rates, terms and conditions of service for our pipelines offering intrastate transportation services, and such agencies could limit our ability to increase our rates or order us to reduce our rates and pay refunds to shippers. State agencies can also regulate whether a service may be provided or cancelled. FERC and most state agencies support light-handed regulation of common carrier pipelines and have generally not investigated the rates, terms and conditions of service of pipelines in the absence of shipper protests or complaints, and generally resolve matters informally. The LPSC has a more stringent review of rate increases, though it does allow use of FERC’s index, and may prohibit or limit future rate increases for intrastate movements regulated by Louisiana.
Under our agreements with certain of our customers, we and the customer have agreed to base tariff rates for some of our pipelines, and our customers have agreed not to challenge the base tariff rates or changes to those rates during the term of the agreements, subject to certain exceptions. Some of these agreements and the underlying rates have been approved by FERC under a declaratory order. These agreements do not, however, prevent any other new or prospective shipper, FERC or a state agency from challenging our tariff rates or our terms and conditions of service on rates or services not covered by these agreements. Following the reversal of Zydeco, in December 2013, SPLC filed three related tariffs with FERC to establish rates for uncommitted service on Zydeco. The filed rates became effective on December 12, 2013 and were jointly protested in a FERC filing by Anadarko Petroleum Corporation, ConocoPhillips Company, Marathon Oil Company and Pioneer Natural Resources USA, Inc. (collectively, the “Liquids Shippers Group”).  Zydeco later adopted those tariffs as part of its acquisition of the Ho-Ho pipeline, and Zydeco’s rates for uncommitted service were also protested by the Liquids Shippers Group under Docket Nos. IS14-607-000, IS14-608-000, IS14-609-000, and IS14-610-000, filed on July 31, 2014. After adoption of the SPLC tariffs by Zydeco, the protest against SPLC was dismissed. On August 15, 2015, all parties reached a settlement agreement establishing maximum uncommitted rates for uncommitted shippers, providing rate refunds plus interest, and establishing a two-year rate moratorium during which neither Zydeco or the Liquids Shippers Group may file to change or challenge the settlement rates, among other terms. FERC accepted the settlement by a letter order, and the approved settlement, including the revised rates, went into effect December 1, 2015.
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
Shippers can always file a complaint with FERC or a state agency challenging rates or conditions of services.  If they were successful, FERC or the state agency could order reparations. A successful challenge of any of our rates, or any changes to FERC’s approved rate or index methodologies, could adversely affect our revenue and our ability to make distributions to our unitholders. Similarly, if state agencies in the states in which we offer intrastate transportation services change their policies or aggressively regulate our rates or terms and conditions of service, it could also adversely affect our revenues, including our ability to make cash distributions to our unitholders.
Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.
Terrorist attacks and threats, cyber-attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. Our insurance may not protect us against such occurrences.
A cyber-incident could result in information theft, data corruption, operational disruption and/or financial loss.
The oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) now control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines.

We depend on digital technology, including information systems and related infrastructure as well as cloud applications and services, to process and record financial and operating data and to communicate with our employees and business partners. Our business partners, including vendors, service providers and financial institutions, are also dependent on digital technology. The technologies needed to conduct midstream activities make certain information the target of theft or misappropriation.

As dependence on digital technologies has increased, cyber-incidents, including deliberate attacks or unintentional events, also have increased. A cyber-attack could include individuals or entities gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption, or result in denial-of-service on websites. SCADA-based systems are potentially vulnerable to targeted cyber-attacks due to their critical role in operations.

Our technologies, systems and networks, and those of our business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information or other disruption of our business operations. In addition, certain cyber-incidents, such as surveillance, may remain undetected for an extended period.

A cyber-incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations in the following ways, among others:
•a cyber-attack on a vendor or service provider could result in supply chain disruptions, which could delay or halt development of additional infrastructure, effectively delaying the start of cash flows from the project;
•a cyber-attack on downstream pipelines could prevent us from delivering product at the tailgate of our facilities, resulting in a loss of revenues;
•a cyber-attack on a communications network or power grid could cause operational disruption, resulting in loss of revenues;
•a deliberate corruption of our financial or operational data could result in events of non-compliance, which could lead to regulatory fines or penalties; and
•business interruptions could result in expensive remediation efforts, distraction of management, damage to our reputation or a negative impact on the price of our units.

Our implementation of various controls and processes, including incorporating a risk-based cyber security framework, to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
Along with our own confidential data and information in the normal course of our business, we and our affiliates collect and retain significant volumes of data, some of which are subject to certain laws and regulations. The regulations regarding the transfer and use of this data both domestically and across international borders are becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws, such as the EU GDPR and the CCPA. These laws may also expose us to significant liabilities and penalties if any company we acquire has violated or is not in compliance with applicable data protection laws.
The EU GDPR came into force in May 2018. The GDPR applies to personal data and activities that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the EU. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover, which could materially adversely affect our business, reputation, results of operations, and cash flows. The GDPR also requires mandatory breach notification to the appropriate regulatory authority and impacted data owners.

The CCPA became effective on January 1, 2020 and gives California residents specific rights regarding their personal information, requires that companies take certain actions, including notifications of security incidents, and applies to activities regarding personal information that may be collected by us, directly or indirectly, from California residents. In addition, the CCPA grants California residents statutory private rights of action in the case of a data breach. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, which could cause us to change our business practices, with the possibility of significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations and cash flows.

In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We or our Parent could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offense in some countries, and individuals can be imprisoned or fined. Any violation of these laws or resulting harm to our reputation could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.
Restrictions in our credit facilities could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.
We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. We have entered into two revolving credit facilities and two fixed rate facilities, and Zydeco has entered into a senior unsecured revolving credit facility with an affiliate of Shell with a total capacity of $3,590 million, under which a total of $2,694 million was drawn as of December 31, 2019. Borrowings under our credit facilities were used to fund in part our acquisitions in 2019, 2018 and 2017. Restrictions in our credit facilities and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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
In some cases, our assets include partial ownership interests in joint ventures. If a sufficient amount of our assets, or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we may have to register as an investment company under the Investment Company Act, claim an exemption, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.
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
As of December 31, 2019, SPLC owned a 47% limited partner interest in us and owned and controlled our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, SPLC. Conflicts of interest may arise between SPLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including SPLC, over the interests of our common unitholders. These conflicts include, among others, the following situations:
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
•our Partnership Agreement permits us to classify up to $90 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our general partner in respect of the general partner units or the incentive distribution rights;
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
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including under the 2019 Omnibus Agreements (defined below) and our other agreements with SPLC and its affiliates;
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
Pursuant to our Partnership Agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the 2019 Omnibus Agreement and our Zydeco operating and management agreement, we pay an annual fee, currently approximately $11 million and $9 million, respectively, to SPLC for general and administrative services. In addition, pursuant to the 2019 Omnibus Agreement, we reimburse our general partner for payments to SPLC for other expenses incurred by SPLC on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. We also reimburse our general partner and SPLC, as applicable, for certain services provided under our operating agreements related to Pecten, Sand Dollar and Triton West. For the year ended December 31, 2019, we reimbursed our general partner and SPLC $7 million and $5 million, respectively, under these operating agreements. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our cash available for distribution. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates.
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
Our partnership agreement contains provisions that replace fiduciary duties applicable to a corporation with contractual duties and restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement provides that:
•whenever our general partner (acting in its capacity as our general partner), the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was not adverse to our best interests, and, except as specifically provided by our Partnership Agreement, will not be subject to any other or different standard imposed by our Partnership Agreement, Delaware law, or any other law, rule or regulation, or equitable principle;
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
In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth sub-bullet points above, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
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
Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.
Unitholders will be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove our general partner.

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
As of December 31, 2019, SPLC held 109,457,304 common units and no subordinated units. On February 17, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. Additionally, we have agreed to provide SPLC with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our general partner and its affiliates own more than 75% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2019, our general partner and its affiliates owned approximately 47% of our common units.
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
Because we are a publicly traded partnership, the New York Stock Exchange (the “NYSE”) does not require us to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Part III, Item 10. Directors, Executive Officers and Corporate Governance in this report.
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
The present federal income tax treatment of publicly traded partnerships or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted or will materially change interpretations of the current law, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes would have a material adverse effect on our financial condition, cash flows, ability to make cash distributions to our unitholders and the value of an investment in our common units.
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

Under the TCJA, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Department of the Treasury and the IRS suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, until regulations or other guidance has been issued. In May 2019, the IRS issued proposed Treasury Regulations that would require withholding on open market transactions, effective 60 days after the issuance of final Treasury Regulations, but in the case of a transfer made through a broker, would exclude a partner’s share of liabilities from the amount realized. In addition, the obligation to withhold would be imposed on the broker instead of the transferee. It is not clear if or when the proposed Treasury Regulations will be finalized and in what form, or if other guidance will be issued.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations allow a similar monthly simplifying convention but do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.
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
If our assets are subjected to a material amount of additional entity-level taxation by individual states, our cash available for a distribution would be reduced. States are continually evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. We currently own assets and conduct business in certain states which impose an entity-level tax on partnerships, including Illinois, Texas and Washington. Imposition of an entity-level tax on us in other jurisdictions in which we do business, or to which we expand our operations, could substantially reduce our cash available for distribution. Our Partnership Agreement provides that, if a law is enacted or an existing law is modified or interpreted in a manner that subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
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
A portion of our taxable income is earned through LOCAP, Explorer and Colonial, which are all C corporations. Such C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to our unitholders. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2019, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholders’ share of dividend and interest income from LOCAP, Explorer, Colonial or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholders’ share of our other losses or deductions.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 3. LEGAL PROCEEDINGS
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations or cash flows. In addition, pursuant to the terms of the various agreements under which we acquired assets from Shell affiliates since the IPO, those affiliates, as applicable, will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

 PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (the “NYSE”) under the symbol “SHLX.”
As of February 20, 2020, SPLC owned 109,457,304 common units, representing an aggregate 46% limited partner interest in us, all of the incentive distribution rights, and 4,761,012 general partner units, representing a 2% general partner interest in us. On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. As of January 31, 2020, we had six holders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.
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
General Partner Interest and Incentive Distribution Rights
Our general partner is currently entitled to 2% of all quarterly distributions. This general partner interest is represented by 4,761,012 general partner units as of February 20, 2020. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us to maintain its current general partner interest upon the issuance of additional units. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48.0%, of the cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.186875 per unit per quarter. Such higher target distribution level has been achieved as of the second quarter of 2016. The maximum distribution of 48.0% does not include any distributions that our general partner or its affiliates may receive on common or general partner units that they own.
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

(in millions of dollars, except per unit data)	2019	2018	2017	2016	2015
Statements of Income
Total revenue (1)	$503	$525	$470	$453	$486
Total costs and expenses (1)	288	313	270	229	233
Operating income	215	212	200	224	253
Investment, dividend and other income	423	333	224	166	126
Net income	546	482	392	378	374
Net income attributable to the Partnership	528	464	295	245	167
Net income per Limited Partner Unit - Basic and Diluted:
Common	$1.66	$1.50	$1.28	$1.32	$1.16
Subordinated	$—	$—	$—	$1.27	$1.14
Cash distributions declared per limited partner unit	$1.7500	$1.4950	$1.2461	$1.0258	$0.7900
Balance Sheets
Property, plant and equipment, net	$726	$742	$737	$734	$731
Total assets	2,019	1,914	1,367	1,304	1,165
Debt payable – related party	2,692	2,091	1,844	686	458
Finance lease liability	24	25	24	25	23
Total (deficit) equity	(749)	(257)	(566)	534	633
(1) As a result of the adoption of the revenue standard effective January 1, 2018, amounts prior to adoption have not been adjusted under the modified retrospective method and continue to be reported in accordance with our historic accounting under previous GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations are the analysis of our financial performance, financial condition and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report. It should also be read together with “Risk factors” and “Cautionary Statement Regarding Forward-Looking Statements” in this report.

On January 1, 2019, we adopted Topic 842, Leases (“the new lease standard”) by applying the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 and balances at December 31, 2019 are presented in accordance with the new lease standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under previous generally accepted accounting principles in the United States (“GAAP”). See Note 9 — Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8.

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, and all related ASUs to this Topic (collectively, “the revenue standard”) by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with the revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. See Note 12 — Revenue Recognition in the Notes to Consolidated Financial Statements included in Part II, Item 8.
Partnership Overview
We own, operate, develop and acquire pipelines and other midstream assets. As of December 31, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines which transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.
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
We generate revenue from the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and we generate income from our equity and other investments. Our revenue is generated from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. We generally do not own any of the crude oil, refinery gas or refined petroleum products we handle, nor do we engage in the trading of these commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long-term.

Notable 2019 and certain anticipated 2020 impacts to net income and cash available for distribution include:

•Hurricane Barry. As a result of Hurricane Barry, we incurred an impact of approximately $10 million to net income and cash available for distribution in the third quarter of 2019. Certain producers in the Gulf of Mexico elected to shut-

in and evacuate as a safety precaution, while others were forced to shut-in or curtail production due to onshore closures. There was no material impact to our people, assets or the environment as a result of the storm.

•Planned Turnarounds. Certain connected producers had planned turnarounds during 2019. The impact to net income and cash available for distribution was approximately $10 million for the year ended December 31, 2019. As a result of certain offshore planned producer turnarounds, we anticipate a similar impact in 2020 to both net income and cash available for distribution.

•Storage Revenue Reimbursement from SPLC. We received approximately $9 million in the fourth quarter of 2019 from SPLC related to a storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 under which we acquired an additional 20% interest in Mars. Pursuant to the Purchase and Sale Agreement, SPLC agreed to pay us up to $10 million if Mars inventory management fees do not meet certain levels for the calendar years 2017 through 2021. Refer to Note 5 — Equity Method Investments in the Notes to the Consolidated Financial Statements included in Part II, Item 8 for additional information.

The broader market environment for our customers was challenging in 2019, and we expect it to remain so in 2020. The MLP market also changed significantly in 2019, as capital for high growth fueled by dropdown activity was constrained. We are fortunate to have the support of our sponsor, who has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, in 2020 we anticipate moderating inorganic growth in our asset base and focusing on the sustainable operation of our core assets and organic growth of our business.

Executive Overview
Net income was $546 million and net income attributable to the Partnership was $528 million in 2019. We generated cash from operations of $597 million and increased our borrowing capacity by $600 million. Cash generated was primarily used to pay down debt with STCW. In addition, we completed the June 2019 Acquisition for $800 million. As of December 31, 2019, we had cash and cash equivalents of $290 million, total debt of $2,692 million, and unused capacity under our revolving credit facilities of $896 million.
Our 2019 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

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
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) revenue (including pipeline loss allowance (“PLA”) from contracted capacity and throughput); (ii) operations and maintenance expenses (including capital expenses); (iii) Adjusted EBITDA (defined below); and (iv) Cash Available for Distribution.
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

We define Adjusted EBITDA as net income before income taxes, net interest expense, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, loss from revision of asset retirement obligation, and depreciation, amortization and accretion, plus cash distributed to us from equity method investments for the applicable period, less equity method distributions included in other income and income from equity method investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests and Adjusted EBITDA attributable to Parent.
We define cash available for distribution as Adjusted EBITDA attributable to the Partnership less maintenance capital expenditures attributable to the Partnership, net interest paid, cash reserves and income taxes paid, plus net adjustments from volume deficiency payments attributable to the Partnership, reimbursements from Parent included in partners’ capital and certain one-time payments received. Cash available for distribution will not reflect changes in working capital balances.
We believe that the presentation of these non-GAAP supplemental financial measures provides useful information to management and investors in assessing our financial condition and results of operations. We present these financial measures because we believe replacing our proportionate share of our equity method investments’ net income with the cash received from such equity method investments more accurately reflects the cash flow from our business, which is meaningful to our investors.
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
Changes in Crude Oil Sourcing and Refined Product Demand Dynamics
To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields, operational impacts at producer fields and the introduction of new sources of crude oil supply affect the demand for our services from both producers and consumers. One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”). While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics and U.S. exports.
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

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers and to create new services or capacity arrangements that meet customer requirements. For example, production from Shell’s Appomattox platform in the Gulf of Mexico, which came online during 2019, tied into our existing Proteus and Endymion systems to bring crude onshore. Similarly, we expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. By way of example, in the latter part of 2019 we announced a solicitation of interest for a potential expansion of the Mars system to address growing production volumes in the Gulf of Mexico regions served by Mars, and we anticipate bringing that project online in 2021. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.
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

Two of our long-term transportation services agreements on the Zydeco system expired at the end of 2018, and another expired in the second quarter of 2019. These contracts represented approximately 30% of our revenues for both the years ended December 31, 2018 and 2017. As a result of the open season conducted in the second quarter of 2019, Zydeco was able to re-contract the expired volumes under throughput and deficiency agreements (“T&D agreements”). Although we have replaced the volumes from the expired contracts, the rates under the new T&D agreements are lower than those previously contracted, and therefore net income and cash available for distribution are lower. Further, two of these T&D agreements will expire in the fourth quarter of 2020; however, the shippers have the ability to extend the contracts for an additional six months. The ability to re-contract those T&D agreements could further impact net income and cash available for distribution.

The market environment dictated the rates, terms and duration of these T&D agreements. Increases or decreases in available crude supply in the Houston market can affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors could impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. Shippers may also choose alternate routes on which to ship. Alternatively, Louisiana refineries’ availability and crude slates, as well as potential crude options at Louisiana Gulf Coast ports, can impact Louisiana demand for crude types available in the Houston market. Additionally, crude prices and basis differentials directly impact the price our customers are willing to pay to transport. Despite these challenges, we believe that Zydeco continues to serve an important market and we strive to maximize the long-term value of the system to both shippers and the pipeline.

Revenue we generate from spot shipments typically has a corresponding positive impact on cash available for distribution. However, in the first half of 2019, previously committed shippers whose contracts expired at the end of 2018 had the ability to ship on credits earned related to under-shipments prior to the expiration of their contracts. As such, revenue is recognized for the usage of those credits, but cash is not received. For the contract that expired during the second quarter of 2019, the shipper had the ability to ship on previously earned credits into the fourth quarter of 2019. These credits were not material.

The cumulative effect of the foregoing circumstances and challenges on Zydeco has had, and may continue to have, a material impact on our financial results. The impact on our net income and cash available for distribution in the first half of 2019, prior to re-contracting, was approximately $55 million.
Changes in Commodity Prices and Customers’ Volumes

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. At the start of 2019, prices increased from fourth quarter 2018 levels and remained relatively consistent throughout the remainder of the year. However, the current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. Indirectly, global demand for refined products and chemicals could impact our terminal operations and refined products and refinery gas pipelines, as well as our crude pipelines that feed U.S. manufacturing demand. Likewise, changes in the global market for crude oil could affect our crude oil pipeline and terminals and require expansion capital expenditures to reach growing export hubs. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity prices, decreased third-party investment in the industry, increased competition and other adverse economic factors affecting the exploration, production and refining industries.
Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at lower levels for a sustained period, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.
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
Other Changes in Customers’ Volumes
Onshore crude transportation volumes were higher in 2019 versus 2018 primarily due to declaring Force Majeure in 2018 related to hydro-testing the Zydeco pipeline that resulted in 49 days of downtime, as well as from overall higher receipts from connecting offshore pipelines.

Offshore crude transportation volumes were higher in 2019 versus 2018 primarily due to increased production at certain platforms and from several large fields in the central Gulf of Mexico, as well as an increase in receipt volume from a connecting pipeline system. Additionally, certain production was shut-in during 2018 for unplanned maintenance and returned to normal levels during 2019. Partially offsetting this increase was the impact of planned turnarounds and unplanned maintenance in 2019, as well as the impact of Hurricane Barry.

Offshore storage volumes were lower in 2019 versus 2018 due to the increase in demand for exports reducing the need for storage.
Major Maintenance Projects
On the Zydeco pipeline system, we have finalized a directional drill project to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). Zydeco incurred approximately $42 million in maintenance capital expenditures for the total project, of which $11 million was in 2019. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. During 2019, we filed claims for reimbursement from SPLC of $10 million, which were treated as capital contributions from our Parent. Although the project is fully operational, we expect that there will be approximately $4 million of expense incurred in the future related to final close out activities, for which our share will be reimbursed.

For expected capital expenditures in 2020, refer to Capital Resources and Liquidity — Capital Expenditures.
Major Expansion Projects
In June 2017, Zydeco began construction on a tank expansion project in Houma to address future capacity shortfalls during tank maintenance which will allow us to service additional capacity, as well as allow for existing tanks to come out of service for regularly scheduled inspection and maintenance. The scope included interconnecting piping, dike expansion and associated facility work. The tanks were completed during the first quarter of 2019 and are operational. We built two 250,000 barrel working tanks at the existing Houma facility and have incurred growth capital expenditures of $47 million since inception, of which $7 million was incurred in 2019.

On Mars, we announced a solicitation of interest for a potential expansion of the system in the latter part of 2019. The solicitation was intended to gauge producer interest in an expansion of capacity in order to transport volumes to market and would offer priority service on any new incremental capacity. Substantial interest was received from producers, and we are now scoping to accommodate expected additional demand and working to reach final investment decision in the first half of 2020. It is expected that the project would be fully operational in 2021.
Customers
We transport and store crude oil, refined products, natural gas, and refinery gas for a broad mix of customers, including shippers, producers, refiners, marketers and traders, and are connected to other crude oil and refined products pipelines. In addition to serving directly-connected U.S. Gulf Coast markets, our crude oil and refined products pipelines have access to customers in various regions of the United States through interconnections with other major pipelines. Our customers use our transportation and storage services for a variety of reasons. Refiners typically require a secure and reliable supply of crude oil over a prolonged period of time to meet the needs of their specified refining diet and frequently enter into long-term firm transportation agreements to ensure a ready supply of crude oil, rate surety and sometimes sufficient transportation capacity over the life of the contract. Similarly, chemical sites require a secure and reliable supply of refinery gas to crackers and enter into long-term firm transportation agreements to ensure steady supply. Producers of crude oil and natural gas require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greater market liquidity. Marketers and traders generate income from buying and selling crude oil and refined products to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil and refined products supply and demand dynamics in our markets. Refer to Note 14 — Transactions with Major Customers and Concentration of Credit Risk in the Notes to the Consolidated Financial Statements included in Part II, Item 8 for additional information.
Competition
Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to-quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. However, two of our long-term transportation services agreements on the Zydeco system expired at the end of 2018, and another expired in the second quarter of 2019. These contracts represented approximately 30% of our revenues for both the years ended December 31, 2018 and 2017. As a result of the open season conducted in the second quarter of 2019, Zydeco was able to re-contract the expired volumes under T&D agreements. Although we have replaced the volumes from the expired contracts, the rates under the new T&D agreements are lower than those previously contracted, and therefore net income and cash available for distribution will be lower. Further, two of these contracts will expire in the fourth quarter of 2020; however, the shippers have the ability to extend the contracts for an additional six months. See “Changes in Customer Contracting” for additional information.
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
Regulation
Our assets are subject to economic regulation by various federal, state and/or local agencies. For example, our interstate common carrier pipeline systems are subject to economic regulation by FERC.
In May 2019, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC’s indexing adjustment methodology by approximately 4.3% starting on July 1, 2019.

On March 21, 2019, FERC issued a Notice of Inquiry (“NOI”) in Docket No. PL19-4-000 seeking comments on whether it should modify its policies concerning the determination of return on equity (“ROE”) for utilities, and on whether any policy changes concerning utility ROEs should be applied to oil and natural gas pipelines. The NOI includes a discussion on: FERC's use of the discounted cash flow (“DCF”) methodology for utilities and pipelines; other financial models that can be used to determine ROE; and the decisions on use of DCF in the utility sector that led to issuance of the NOI. The NOI seeks comments on eight topics and on several technical sub-issues within each topic, including on whether to apply a single ROE policy across oil pipelines, natural gas pipelines and utilities. Initial comments were filed on June 26, 2019, and reply comments were filed July 26, 2019. We will continue to monitor developments in this area.

On July 18, 2018, FERC issued Order No. 849, which adopts procedures to address the impact of the TCJA and its Revised Policy Statement on Treatment of Income Taxes in Docket No. PL17-1-000, issued on March 15, 2018 (the “Revised Policy Statement”). FERC contemporaneously issued Order on Rehearing in Docket No. PL17-1-000, which affirms FERC’s position in the Revised Policy Statement that eliminated the recovery of an income tax allowance by master limited partnership (“MLP”) oil and gas pipelines in cost-of-service-based rates. In Order No. 849, however, FERC has clarified its general disallowance of MLP income tax allowance recovery by providing that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance. FERC will permit an MLP to demonstrate that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” FERC affirmed Order No. 849 on rehearing on April 18, 2019. Parties also have sought judicial review of the Revised Policy Statement, and that challenge, initially filed in March 2019, is pending in the U.S. Court of Appeals for the D.C. Circuit.

As was the case with the Revised Policy Statement, FERC did not propose any industry-wide action regarding review of rates for crude oil and liquids pipelines in its July 2018 issuances. MLP owned crude oil and liquids pipelines are required to report Page 700 information in their FERC Form 6 annual reports. FERC intends to address the impact of the elimination of the income tax allowance, as well as the corporate income tax reduction enacted as part of the TCJA in its five-year review of the oil pipeline rate index level in 2020. FERC will also implement the elimination of the income tax allowance in proceedings involving review of initial cost-of-service rates, rate changes, and rate complaints. For crude oil and liquids pipelines owned by non-MLP partnerships and other pass-through businesses, FERC will address such issues as they arise in subsequent proceedings.

We believe that FERC’s recent decisions, including the Revised Policy Statement and issuances in July 2018, will not have a material impact on our operations and financial performance. Since FERC only maintains jurisdiction over interstate crude oil and liquids pipelines, the recent decisions are not expected to have an impact on rates charged through our offshore operations. FERC also does not maintain jurisdiction over certain of the onshore assets in which we have interests. Rates related to these assets should not be impacted by FERC’s decision. For our FERC-regulated rates charged through our interstate crude oil and liquids pipelines, the rates are based on either a negotiated or market-based rate, which are below the cost-of-service rates established by FERC. As such, neither our negotiated nor market-based rate revenue for our FERC-regulated assets would be subject to the income tax recovery disallowance. Additionally, we have evaluated the impact of FERC’s recent policy changes on our non-operated joint ventures. Due to the nature of their assets, operations and/or their entity form, we do not believe there will be any material impact to their operations and earnings.

On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking in Docket No. RM17-1-000 regarding changes to the oil pipeline rate index methodology and data reporting on Page 700 of FERC’s Form No. 6. In an effort to improve FERC’s ability to ensure that oil pipeline rates are just and reasonable under the ICA, FERC is considering making the following changes to their current indexing methodologies for oil pipelines:
1) Deny index increases for any pipeline whose Form No. 6, Page 700 revenues exceed costs by 15% for both of the prior two years;
2) Deny index increases that exceed by 5% the cost changes reported on Page 700; and
3) Apply the new criteria to costs more closely associated with the pipeline’s proposed rates than with total company-wide costs and revenues now reported on Page 700.
Initial comments were filed on January 19, 2017, and reply comments were filed on March 17, 2017, and, on February 14, 2020, FERC issued a meeting notice indicating that it intends to act on the proposed rulemaking during a meeting currently scheduled for February 20, 2020. We will continue to monitor developments in this area.

Acquisition Opportunities
We plan to continue to pursue acquisitions of complementary assets from Shell, as well as from third parties. Since our initial public offering, we have acquired approximately $5,700 million of assets from Shell and its affiliates. We also may pursue acquisitions jointly with Shell. Given the size and scope of Shell’s footprint and its significant ownership interest in us, we expect acquisitions from Shell will be a growth mechanism for the foreseeable future. However, Shell and its affiliates are under no obligation to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we will be well positioned to acquire midstream assets from Shell, as well as from third parties, should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLPs may make it more challenging for us to fund our acquisitions with the issuance of equity in capital markets. However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by our sponsor and debt.

Results of Operations

	2019	2018	2017
Revenue (1)	$503	$525	$470
Costs and expenses
Operations and maintenance (1)	124	162	150
Cost of product sold (1)	36	32	—
Loss (gain) from revision of ARO and disposition of fixed assets	2	(3)	—
General and administrative	60	60	58
Depreciation, amortization and accretion	49	46	45
Property and other taxes	17	16	17
Total costs and expenses (1)	288	313	270
Operating income	215	212	200
Income from equity method investments	373	235	187
Dividend income from other investments	14	67	37
Other income	36	31	—
Investment, dividend and other income	423	333	224
Interest expense, net	92	62	32
Income before income taxes	546	483	392
Income tax expense	—	1	—
Net income	546	482	392
Less: Net income attributable to the Parent	—	—	77
Less: Net income attributable to noncontrolling interests	18	18	20
Net income attributable to the Partnership	$528	$464	$295
General partner’s interest in net income attributable to the Partnership	$147	$134	$64
Limited Partners’ interest in net income attributable to the Partnership	$381	$330	$231
Adjusted EBITDA attributable to the Partnership (2)	$730	$616	$380
Cash available for distribution attributable to the Partnership (2)	$619	$536	$360
(1) As a result of the adoption of the revenue standard effective January 1, 2018, amounts prior to adoption have not been adjusted under the modified retrospective method and continue to be reported in accordance with our historic accounting under previous GAAP.
(2) For a reconciliation of Adjusted EBITDA and Cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

Pipeline throughput (thousands of barrels per day) (1)	2019	2018	2017
Zydeco - Mainlines	657	623	611
Zydeco - Other segments	267	249	359
Zydeco total system	924	872	970
Amberjack total system	362	324	256
Mars total system	546	516	469
Bengal total system	511	539	581
Poseidon total system	265	235	254
Auger total system	77	58	60
Delta total system	258	228	219
Na Kika total system	39	42	39
Odyssey total system	145	115	116
Colonial total system	2,617	2,616	2,536
Explorer total system	650	649	612
LOCAP total system	1,172	1,228	1,228
Other systems	348	344	322

Terminals (2) (3)
Lockport terminaling throughput and storage volumes	228	226	181

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.52	$0.74	$0.66
Amberjack total system (4)	2.37	2.50	2.43
Mars total system (4)	1.31	1.19	1.41
Bengal total system (4)	0.41	0.34	0.34
Auger total system (4)	1.43	1.34	1.12
Delta total system (4)	0.58	0.57	0.54
Na Kika total system (4)	0.80	0.79	0.72
Odyssey total system (4)	0.92	0.88	0.90
Lockport total system (5)	0.22	0.21	0.25
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	2019	2018	2017
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$546	$482	$392
Add:
Loss (gain) from revision of ARO and disposition of fixed assets	2	(3)	—
Allowance oil reduction to net realizable value	1	5	—
Depreciation, amortization and accretion	49	46	45
Interest expense, net	92	62	32
Income tax expense	—	1	—
Cash distribution received from equity method investments	466	301	199
Less:
Equity method distributions included in other income	33	24	—
Income from equity method investments	373	235	187
Adjusted EBITDA	750	635	481
Less:
Adjusted EBITDA attributable to Parent	—	—	80
Adjusted EBITDA attributable to noncontrolling interests	20	19	21
Adjusted EBITDA attributable to the Partnership	730	616	380
Less:
Net interest paid attributable to the Partnership (1)	92	62	32
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership (2)	28	25	28
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(10)	(4)	5
Reimbursements from Parent included in partners’ capital	19	11	16
April 2017 divestiture attributable to the Partnership	—	—	19
Cash available for distribution attributable to the Partnership	$619	$536	$360
(1) Amount represents both paid and accrued interest attributable to the period.
(2) Effective April 1, 2017, the amount is inclusive of cash paid during the period, as well as accruals incurred for work performed during the period.

	2019	2018	2017
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$597	$507	$432
Add:
Interest expense, net	92	62	32
Income tax expense	—	1	—
Return of investment	66	48	18
Less:
Change in deferred revenue and other unearned income	(11)	(4)	6
Non-cash interest expense	1	1	—
Allowance oil reduction to net realizable value	1	5	—
Change in other assets and liabilities	14	(19)	(5)
Adjusted EBITDA	750	635	481
Less:
Adjusted EBITDA attributable to Parent	—	—	80
Adjusted EBITDA attributable to noncontrolling interests	20	19	21
Adjusted EBITDA attributable to the Partnership	730	616	380
Less:
Net interest paid attributable to the Partnership (1)	92	62	32
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership (2)	28	25	28
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	(10)	(4)	5
Reimbursements from Parent included in partners’ capital	19	11	16
April 2017 divestiture attributable to the Partnership	—	—	19
Cash available for distribution attributable to the Partnership	$619	$536	$360
(1) Amount represents both paid and accrued interest attributable to the period.
(2) Effective April 1, 2017, the amount is inclusive of cash paid during the period, as well as accruals incurred for work performed during the period.

The following discussion includes a comparison of our Results of Operations and Capital Resources and Liquidity — Cash Flows from Our Operations for 2019 and 2018. A discussion of changes in our Results of Operations and Capital Resources and Liquidity — Cash Flows from Our Operations from 2017 to 2018 has been omitted from the Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

2019 Compared to 2018

Revenues
Total revenue decreased by $22 million in 2019 as compared to 2018, comprised of $31 million attributable to transportation, terminaling and storage services revenue, partially offset by an increase of $9 million attributable to product revenue.

Transportation services revenue decreased primarily due to certain committed contracts that expired either at the end of 2018 or during 2019, as well as planned turnaround activity and the impact of Hurricane Barry. The decrease in revenue was partially offset by lower revenues in 2018 due to the impact of Zydeco being out of service for 49 days as a result of hydro-testing in 2018. Further, revenue increased related to improved volumes at certain connected production facilities in 2019, primarily those that were negatively impacted in 2018 as a result of unplanned maintenance.

Terminaling services revenue, as well as the portion of transportation services revenue related to the non-lease service component of certain of our transportation services agreements, was relatively flat. Storage revenue and lease revenue were also relatively consistent in 2019 and 2018.

Product revenue increased in 2019 versus 2018 and relates to sales of allowance oil for certain of our onshore and offshore crude pipelines.

Costs and Expenses
Total costs and expenses decreased $25 million in 2019 primarily due to $38 million in lower operations and maintenance expenses. This decrease was partially offset by $4 million of higher cost of product sold due to more allowance oil sales in 2019 and a net realizable value adjustment on allowance oil inventory, a $5 million higher loss on revision of asset retirement obligation, $3 million of additional depreciation expense and $1 million in higher property taxes due to changes in property tax appraisal estimates.

Operations and maintenance expenses decreased primarily due to the impact in 2018 of Zydeco being out of service for 49 days as a result of hydro-testing, as well as a larger gain on pipeline operations in 2019. This decrease was partially offset by an increase in insurance expense.

General and administrative expenses were flat.

Investment, Dividend and Other Income
Investment, dividend and other income increased $90 million in 2019 as compared to 2018. Income from equity method investments increased by $138 million, primarily as a result of the equity earnings associated with the acquisition of additional interests in Explorer and Colonial in June 2019, as well as the acquisition of Amberjack in May 2018. Additionally, there was higher income from Mars and Amberjack as a result of increased production from several fields in the Gulf of Mexico. Other income increased by $5 million primarily related to distributions from Poseidon, partially offset by higher business continuity insurance proceeds received in 2018 than in 2019 in connection with the fire at the Enchilada platform impacting Auger. These increases were partially offset by a decrease in dividend income from other investments of $53 million due to the change in accounting for Explorer and Colonial as equity method investments rather than other investments following the acquisition of additional interests in June 2019. We were entitled to distributions from Explorer and Colonial with respect to the period beginning April 1, 2019 as these were paid after the acquisition date and were no longer considered dividend income.

Interest Expense
Interest expense increased by $30 million due to additional borrowings outstanding under our credit facilities during 2019 versus 2018.

Capital Resources and Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of December 31, 2019 was $1,186 million consisting of $290 million cash on hand and $896 million available capacity under our revolving credit facilities.

On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin or, in certain instances, including if LIBOR is discontinued, STCW may specify another benchmark rate generally accepted in the loan market to apply in relation to the advances in place of LIBOR. No issuance fee was incurred in connection with the 2019 Zydeco Revolver.

On June 4, 2019, we entered into the Ten Year Fixed Facility, which bears an interest rate of 4.18% per annum and matures on June 4, 2029. No issuance fee was incurred in connection with the Ten Year Fixed Facility. The Ten Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the Ten Year Fixed Facility. The Ten Year Fixed Facility was fully drawn on June 6, 2019 to partially fund the June 2019 Acquisition.

On December 21, 2018, we and our general partner executed the Second Amendment to the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the incentive distribution rights by: (1) $17 million for the quarter ended March 31, 2019, (2) $17 million for the quarter ended June 30, 2019 and (3) $16 million for the quarter ended September 30, 2019.

During 2018, we negotiated with STCW to increase our borrowing capacity by $600 million through the addition of the Seven Year Fixed Facility effective July 31, 2018. The Seven Year Fixed Facility was fully drawn on August 1, 2018 and the borrowings were used to partially repay borrowings under the Five Year Revolver due December 2022.

Additionally, on August 1, 2018, we amended and restated the Five Year Revolver due October 2019 such that the facility will now mature on July 31, 2023 and is now referred to as the Five Year Revolver due July 2023.

Credit Facility Agreements
As of December 31, 2019, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
Ten Year Fixed Facility	$600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	2.93%	July 31, 2023
Five Year Revolver due December 2022	1,000	2.94%	December 1, 2022
Five Year Fixed Facility	600	3.23%	March 1, 2022
2019 Zydeco Revolver (1)	30	2.59%	August 6, 2024
(1) Effective August 6, 2019, the Zydeco Revolver expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See above for additional information.

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin or, in certain instances, including if LIBOR is discontinued, other interest rate alternatives as described in each respective revolver. Our weighted average interest rate for 2019 and 2018 was 3.8% and 3.5%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of December 31, 2019 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of December 31, 2019 and 2018, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the Zydeco Revolver.

For definitions and additional information on our credit facilities, refer to Note 8 — Related Party Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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

Cash Flows from Our Operations
Operating Activities. We generated $597 million in cash flow from operating activities in 2019 compared to $507 million in 2018. The increase in cash flows was primarily driven by an increase in equity investment income related to the acquisition of Amberjack in May 2018 and the acquisition of additional interests in Explorer and Colonial in June 2019, as well as the timing of receipt of receivables and payment of accruals in 2019.

Investing Activities. Our cash flow used in investing activities was $87 million in 2019 compared to $511 million in 2018. The decrease in cash flow used in investing activities was primarily due to a smaller acquisition from Parent in 2019 than 2018, as well as lower capital expenditures, lower contributions to Permian Basin and a higher return of investment in 2019.

Financing Activities. Our cash flow used in financing activities was $428 million in 2019 compared to cash flow provided by financing activities of $74 million in 2018. The decrease in cash flow provided by financing activities was primarily due to lower borrowings under credit facilities, increased distributions paid to the unitholders and our general partner, lower contributions from our general partner and the lack of net proceeds from equity offerings in 2019. The decrease in cash flow provided by financing activities was partially offset by the lack of repayments of credit facilities in 2019, as well as lower capital distributions to our general partner.

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

We incurred capital expenditures of $35 million, $51 million and $58 million for 2019, 2018 and 2017, respectively. The decrease in capital expenditures from 2018 to 2019 is primarily due to lower spend on the Houma tank expansion project for Zydeco, coupled with slightly lower capital contributions to Permian Basin in 2019.

A summary of our capital expenditures is shown in the table below:

	2019	2018	2017
Expansion capital expenditures	$10	$25	$18
Maintenance capital expenditures	28	24	40
Total capital expenditures paid	38	49	58
(Decrease) increase in accrued capital expenditures	(3)	2	—
Total capital expenditures incurred	$35	$51	$58
Contributions to investment	$25	$28	$—
We expect total capital expenditures to be approximately $46 million for 2020, a summary of which is shown in table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	2019	2020
Expansion capital expenditures
Zydeco	$7	$2
Total expansion capital expenditures incurred	7	2
Maintenance capital expenditures
Zydeco	19	25
Pecten	3	2
Triton	6	4
Sand Dollar	—	2
Odyssey	—	1
Total maintenance capital expenditures incurred	28	34
Contributions to investment	25	10
Total capital expenditures and investments	$60	$46

Total expansion capital expenditures in 2019 are related to the Houma tank expansion project on Zydeco, and in 2020 are related to meter upgrades on Zydeco. Additionally, in both 2019 and 2020 there are capital contributions to Permian Basin to fund expansion capital and other expenditures.

Zydeco’s maintenance capital expenditures for 2019 were $19 million, primarily for the directional drill project. In connection with the acquisition of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses incurred by Zydeco with respect to the directional drill project. During 2019, we filed claims for reimbursement from SPLC of $10 million. We expect Zydeco’s maintenance capital expenditures to be approximately $25 million for 2020, of which $16 million is for a pipeline exposure requiring replacement and $4 million is related to an upgrade of the motor control center at Houma. The remaining spend is related to routine maintenance.

Pecten’s maintenance capital expenditures for 2019 were $3 million, and we expect Pecten’s maintenance capital expenditures to be approximately $2 million in 2020. These expenditures relate to electrical improvements at the Lockport terminal and various improvements on Delta.

Triton’s maintenance capital expenditures for 2019 were $6 million. This includes vapor recovery improvements at the Des Plaines terminal and tank and facility work at Colex and Des Plaines terminals. We expect Triton’s maintenance capital expenditures to be approximately $4 million in 2020 related to routine maintenance at the various terminals.

We expect Sand Dollar’s maintenance capital expenditures to be approximately $2 million in 2020 related to a hurricane protection project. We expect Odyssey’s maintenance capital expenditures to be approximately $1 million in 2020 related to routine maintenance.

We anticipate that both maintenance and expansion capital expenditures for 2020 will be funded primarily with cash from operations.

Capital Contribution
In accordance with the Member Interest Purchase Agreement dated October 16, 2017 pursuant to which we acquired a 50% interest in Permian Basin for $50 million consideration and initial capital contributions, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We have made capital contributions of $25 million in 2019, and expect to make capital contributions of approximately $10 million in 2020.

Contractual Obligations
A summary of our contractual obligations, as of December 31, 2019, is shown in the table below (in millions):

	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	More than 5 years
Operating leases for land and platform space	$8	$—	$1	$1	$6
Finance leases (1)	61	5	10	10	36
Other agreements (2)	41	6	12	12	11
Debt obligation (3)	2,694	—	1,000	494	1,200
Interest payments on debt (4)	506	97	176	108	125
Total	$3,310	$108	$1,199	$625	$1,378
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $27 million in interest, $25 million in principal and $9 million in executory costs.
(2) Includes a joint tariff agreement and Odyssey tie-in agreement.
(3) See Note 8 — Related Party Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.
(4) Interest payments were calculated based on rates in effect at December 31, 2019 for variable rate borrowings.
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
On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we paid a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015, and the storage tanks were placed in-service on September 1, 2016. Under this agreement, in the eighteenth month after the in-service date, actual fixed and variable costs could be compared to premised costs. If the actual and premised operating costs differ by more than 5.0%, the lease would be adjusted accordingly and this adjustment will be effective for the remainder of the lease. No adjustment has been made to date. The imputed interest rate on the capital portion of the lease is 15.0%.

On September 1, 2016, which is the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff will be reviewed annually and the rate updated based on FERC’s indexing adjustment to rates effective July 1 of each year. Effective July 1, 2019 there was an approximately 4.3% increase to this rate based on FERC’s indexing adjustment. The initial term of the agreement is ten years with automatic one-year renewal terms with the option to cancel prior to each renewal period.

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

We apply those accounting policies that we believe best reflect the underlying business and economic events, consistent with GAAP. Our more critical accounting policies include those related to long-lived assets, equity method investments and revenue recognition. Inherent in such policies are certain key assumptions and estimates. We periodically update the estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. Our significant accounting policies are summarized in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. We believe the following to be our most critical accounting policies applied in the preparation of our financial statements.
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

The estimated useful lives of long-lived assets range from five to 40 years. Depreciation of these assets under the straight-line method over their estimated useful lives totaled $49 million and $46 million for 2019 and 2018, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated. Additional information concerning long-lived assets and related depreciation and amortization appears in Note 6 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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
Revenue Recognition
We adopted the revenue standard on January 1, 2018. See Note 12 — Revenue Recognition in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. We generate a portion of our revenue under long-term agreements by charging fees for the transportation, terminaling and storage of crude oil and refined products and for the transportation of refinery gas through our assets. Contract obligations are billed monthly. Transportation revenue is billed as services are rendered, and we accrue revenue based on nominations for that accounting month. We estimate this revenue based on contract data, regulatory information and preliminary throughput and allocation measurements, among other items. Additionally, we refer to our transportation services agreements and throughput and deficiency agreements as “ship-or-pay” contracts.

As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2019 and 2018.

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

Certain transportation and terminaling services agreements with related parties are considered operating leases under GAAP. Revenues from these agreements are recorded within “Lease revenue-related parties” in the accompanying consolidated statement of income. See Note 12 — Revenue Recognition in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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
Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6% of our total revenue in each of 2019 and 2018, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.
We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting our Business and Outlook — Regulation” for additional information.

Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolvers will also increase. As of both December 31, 2019 and December 31, 2018, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1 million for both the years ended 2019 and 2018. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 8 — Related Party Debt in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion of our borrowings and fair value measurements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SHELL MIDSTREAM PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Shell Midstream Partners, L.P. and the Board of Directors of Shell Midstream Partners GP LLC

Opinion on Internal Control over Financial Reporting

We have audited Shell Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shell Midstream Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Shell Midstream Partners, L.P. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, cash flows and changes in (deficit) equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Unitholders of Shell Midstream Partners, L.P. and the Board of Directors of Shell Midstream Partners GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shell Midstream Partners, L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and changes in (deficit) equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method for accounting for revenue in 2018 and Mars Oil Pipeline Company LLC and Amberjack Pipeline Company LLC, investments accounted for by the equity method, changed their method for accounting for revenue in 2018 and 2019, respectively, due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Presentation and Disclosure of Related Party Transactions
Description of the Matter
As described in Note 4 to the consolidated financial statements, the Partnership has a material amount of related party transactions as it regularly transacts with Royal Dutch Shell plc and its affiliates (“Shell”) in the normal course of business.

Auditing the presentation and disclosure of these related party transactions, including the completeness thereof, was challenging due to Shell’s involvement in many aspects of the Partnership’s business, including the revenue earned from providing transportation, terminaling, and storage services under long-term contracts with Shell, the direct and allocated expenses charged from Shell for services provided under operating and administrative management agreements, fees charged for general and administrative services provided by Shell, the acquisition of assets from Shell and reimbursements received under the Omnibus and other management or contribution agreements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process of identifying and disclosing related party transactions.

To test the completeness of related party transactions, we obtained a listing of all related party relationships and compared the listing to the Shell legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, review of contracts, and testing of revenue and expense transactions. In addition, using the related party listing obtained, we performed procedures to test material related party account activity and account balances including, among others, testing the related and third party classification of transactions in revenue, expense and balance sheet accounts by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.

Houston, Texas
February 20, 2020

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$290	$208
Accounts receivable – third parties, net	12	19
Accounts receivable – related parties	29	29
Allowance oil	12	13
Prepaid expenses	16	15
Total current assets	359	284
Equity method investments	926	823
Property, plant and equipment, net	726	742
Operating lease right-of-use assets	4	—
Other investments	2	62
Other assets – related parties	2	3
Total assets	$2,019	$1,914
LIABILITIES
Current liabilities
Accounts payable – third parties	$5	$4
Accounts payable – related parties	10	9
Deferred revenue – third parties	—	8
Deferred revenue – related party	—	3
Accrued liabilities – third parties	12	13
Accrued liabilities – related parties	19	16
Total current liabilities	46	53
Noncurrent liabilities
Debt payable – related party	2,692	2,091
Operating lease liabilities	4	—
Finance lease liability	24	25
Other unearned income	2	2
Total noncurrent liabilities	2,722	2,118
Total liabilities	2,768	2,171
Commitments and Contingencies (Note 15)
(DEFICIT) EQUITY
Common unitholders – public (123,832,233 units issued and outstanding as of both December 31, 2019 and December 31, 2018)	3,450	3,459
Common unitholder – SPLC (109,457,304 and 99,979,548 units issued and outstanding as of December 31, 2019 and December 31, 2018)	(203)	(198)
General partner – SPLC (4,761,012 and 4,567,588 units issued and outstanding as of December 31, 2019 and December 31, 2018)	(4,014)	(3,543)
Accumulated other comprehensive loss	(8)	—
Total partners’ deficit	(775)	(282)
Noncontrolling interests	26	25
Total deficit	(749)	(257)
Total liabilities and deficit	$2,019	$1,914

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	2019	2018	2017

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$143	$209	$236
Transportation, terminaling and storage services – related parties	264	229	178
Product revenue – third parties	5	2	—
Product revenue – related parties	35	29	—
Lease revenue – related parties	56	56	56
Total revenue	503	525	470
Costs and expenses
Operations and maintenance – third parties	65	108	104
Operations and maintenance – related parties	59	54	46
Cost of product sold – third parties	5	7	—
Cost of product sold – related parties	31	25	—
Loss (gain) from revision of ARO and disposition of fixed assets	2	(3)	—
General and administrative – third parties	11	8	10
General and administrative – related parties	49	52	48
Depreciation, amortization and accretion	49	46	45
Property and other taxes	17	16	17
Total costs and expenses	288	313	270
Operating income	215	212	200
Income from equity method investments	373	235	187
Dividend income from other investments	14	67	37
Other income	36	31	—
Investment, dividend and other income	423	333	224
Interest expense, net	92	62	32
Income before income taxes	546	483	392
Income tax expense	—	1	—
Net income	546	482	392
Less: Net income attributable to the Parent	—	—	77
Less: Net income attributable to noncontrolling interests	18	18	20
Net income attributable to the Partnership	$528	$464	$295
General partner’s interest in net income attributable to the Partnership	$147	$134	$64
Limited Partners’ interest in net income attributable to the Partnership	$381	$330	$231

Net income per Limited Partner Unit - Basic and Diluted:
Common	$1.66	$1.50	$1.28

Distributions per Limited Partner Unit	$1.7500	$1.4950	$1.2461

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units - public	123.8	121.3	91.4
Common units - SPLC	105.4	99.0	89.0
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017

	(in millions of dollars)
Net income	$546	$482	$392
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	(2)	—	—
Comprehensive income	$544	$482	$392
Less comprehensive income attributable to:
Parent	—	—	77
Noncontrolling interests	18	18	20
Comprehensive income attributable to the Partnership	$526	$464	$295

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2019	2018	2017

	(in millions of dollars)
Cash flows from operating activities
Net income	$546	$482	$392
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	49	46	45
Loss (gain) from revision of asset retirement obligation	2	(3)	—
Non-cash interest expense	1	1	—
Allowance oil reduction to net realizable value	1	5	—
Undistributed equity earnings	(6)	(6)	(6)
Changes in operating assets and liabilities
Accounts receivable	7	(7)	(7)
Allowance oil	—	(6)	(3)
Prepaid expenses and other assets	—	(4)	(7)
Accounts payable	2	(7)	8
Deferred revenue and other unearned income	(11)	(4)	6
Accrued liabilities	6	10	4
Net cash provided by operating activities	597	507	432
Cash flows from investing activities
Capital expenditures	(38)	(49)	(58)
Acquisitions from Parent	(90)	(482)	(420)
Third party acquisitions	—	—	(38)
Contributions to investment	(25)	(28)	(12)
Return of investment	66	48	18
April 2017 Divestiture	—	—	1
Net cash used in investing activities	(87)	(511)	(509)
Cash flows from financing activities
Net proceeds from equity offerings	—	973	278
Borrowings under credit facilities	600	1,820	1,693
Repayments of credit facilities	—	(1,573)	(533)
Contributions from general partner	—	20	6
Proceeds from April 2017 Divestiture	—	—	20
Capital distributions to general partner	(510)	(738)	(1,035)
Distributions to noncontrolling interests	(17)	(16)	(19)
Distributions to unitholders and general partner	(519)	(423)	(268)
Net distributions to Parent	—	—	(66)
Other contributions from Parent	19	12	18
Credit facility issuance costs	—	(1)	(2)
Repayment of finance leases	(1)	—	—
Net cash (used in) provided by financing activities	(428)	74	92
Net increase in cash and cash equivalents	82	70	15
Cash and cash equivalents at beginning of the period	208	138	123
Cash and cash equivalents at end of the period	$290	$208	$138

Supplemental Cash Flow Information
Non-cash investing and financing transactions:
Change in asset retirement obligation	$—	$2	$—
Change in accrued capital expenditures	(3)	2	—
Other non-cash contributions from Parent	—	2	—
Net assets not contributed to the Partnership	—	—	(5)

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	Subordinated Unitholder SPLC	General Partner SPLC	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Net Parent Investment	Total
Balance as of December 31, 2016	$2,486	$(124)	$(390)	$(1,874)	$—	$22	$414	$534
Net income	119	112	—	65	—	19	77	392
Net proceeds from public offerings	278	—	—	—	—	—	—	278
Contributions from general partner	—	—	—	6	—	—	—	6
Other contributions from Parent	—	—	—	17	—	—	—	17
Distributions to unitholders and general partner	(109)	(87)	(18)	(54)	—	—	—	(268)
Net distributions to Parent	—	—	—	—	—	—	(66)	(66)
Distribution to noncontrolling interests	—	—	—	—	—	(19)	—	(19)
Proceeds from April 2017 divestiture	—	—	—	19	—	1	—	20
Expiration of subordinated period	—	(408)	408	—	—	—	—	—
Acquisitions from Parent	—	—	—	(1,035)	—	—	(420)	(1,455)
Net assets not contributed to the partnership	—	—	—	—	—	—	(5)	(5)
Balance as of December 31, 2017	$2,774	$(507)	$—	$(2,856)	$—	$23	$—	$(566)
Impact of change in accounting policy (Note 12)	(1)	1	—	(2)	—	—	—	(2)
Net income	182	147	—	135	—	18	—	482
Net proceeds from equity offerings	673	300	—	—	—	—	—	973
Contributions from general partner	—	—	—	20	—	—	—	20
Other contributions from Parent	—	—	—	13	—	—	—	13
Distributions to unitholders and general partner	(169)	(139)	—	(115)	—	—	—	(423)
Distribution to noncontrolling interests	—	—	—	—	—	(16)	—	(16)
May 2018 Acquisition	—	—	—	(738)	—	—	—	(738)
Balance as of December 31, 2018	$3,459	$(198)	$—	$(3,543)	$—	$25	$—	$(257)
Impact of change in accounting policy (Note 5)	(4)	(5)	—	—	—	—	—	(9)
Net income	204	177	—	147	—	18	—	546
Other contributions from Parent	—	—	—	25	(6)	—	—	19
Other comprehensive loss	—	—	—	—	(2)	—	—	(2)
Distributions to unitholders and general partner	(209)	(177)	—	(133)	—	—	—	(519)
Distributions to noncontrolling interests	—	—	—	—	—	(17)	—	(17)
June 2019 Acquisition	—	—	—	(510)	—	—	—	(510)
Balance as of December 31, 2019	$3,450	$(203)	$—	$(4,014)	$(8)	$26	$—	$(749)

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
Description of Business
We own, operate, develop and acquire pipelines and other midstream assets. As of December 31, 2019, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and other investments. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of December 31, 2019:

SHLX Ownership
Pecten Midstream LLC (“Pecten”)	100.0%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%
Triton West LLC (“Triton”)	100.0%
Zydeco Pipeline Company LLC (“Zydeco”)(1)	92.5%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%
Bengal Pipeline Company LLC (“Bengal”)	50.0%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%
LOCAP LLC (“LOCAP”)	41.48%
Explorer Pipeline Company (“Explorer”)	38.59%
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%
Colonial Enterprises, Inc. (“Colonial”) (2)	16.125%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%
(1) SPLC owns the remaining 7.5% ownership interest in Zydeco.
(2) On November 12, 2019, Colonial completed a restructuring whereby a new holding company, Colonial Enterprises, Inc. was created as the parent of Colonial Pipeline Company. There is no impact to our ownership interest as a result of the restructuring aside from the entity in which we own an interest.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our consolidated statements of income, cash flows and changes in (deficit) equity for 2017 consist of the combined results of the May 2017 Acquisition and the December 2017 Acquisition prior to the respective acquisition dates, and the consolidated activity of the Partnership. Our consolidated statements of income exclude the results of these businesses from net income attributable to the Partnership for the periods indicated above by allocating these results to our Parent. See Note 3 — Acquisitions and Divestiture for definitions and additional information.
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
See Note 4 — Related Party Transactions for details of operating agreements impacting expense allocations, as well as details of related party transactions.
Cash. For all consolidated subsidiaries, we establish our own cash accounts for the funding of our operating and investing activities, with the exception of the capital expenditures incurred by SPLC on our behalf and then contributed to us. Funds are not commingled with the cash of other entities. Prior to the acquisition of each of these interests, the cash generated and used by our operations was deposited to Shell Treasury Center (West) Inc. (“STCW”), which was commingled with the cash of other entities controlled by Shell. STCW funded our operating activities, and STCW or an affiliate funded investing activities as needed. Accordingly, we did not record any cash and cash equivalents held by SPLC on our behalf for any period prior to the effective date of each acquisition from Shell.

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
Regulation
Certain businesses are subject to regulation by various authorities including, but not limited to FERC. Regulatory bodies exercise statutory authority over matters such as construction, rates and ratemaking and agreements with customers.
Net Parent Investment
Net Parent Investment represents Shell’s historical investment in us, our accumulated net earnings through the date which we completed the acquisition, and the net effect of transactions with, and allocations from, SPLC and Shell.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
See Note 12 — Revenue Recognition for information and disclosures related to revenue from contracts with customers.
Cash and Cash Equivalents
Our cash and cash equivalents includes cash and short-term highly liquid overnight deposits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on accounts receivable due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. Outstanding customer receivables are regularly reviewed for possible nonpayment indicators, and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. As of December 31, 2019 and 2018, we did not have any allowance for doubtful accounts.
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
Property, Plant and Equipment
Our property, plant and equipment is recorded at its historical cost of construction or, upon acquisition, at either the fair value of the assets acquired or the historical carrying value to the entity that placed the asset in service. Expenditures for major renewals and betterments are capitalized while those minor replacement, maintenance and repairs that do not improve or extend asset life are expensed when incurred. For constructed assets, we capitalize all construction-related direct labor and material

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs, as well as indirect construction costs. We capitalize interest on certain projects. For 2019, 2018 and 2017, the total amount of interest capitalized was immaterial.
We use the straight-line method to depreciate property, plant and equipment based on the estimated useful life of the asset. We report gains or losses on dispositions of fixed assets as Loss (gain) from revision of ARO and disposition of fixed assets in the accompanying consolidated statements of income.
Impairment of Long-lived Assets
We evaluate long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. These events include a significant decrease in the market value of the asset, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we perform an impairment assessment by comparing estimated undiscounted future cash flows associated with the asset to the asset’s net book value. If the net book value exceeds our estimate of undiscounted future cash flows, an impairment is calculated as the amount the net book value exceeds the estimated fair value associated with the asset. We determined that there were no asset impairments in 2019, 2018 or 2017.
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income.  Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for 2019, 2018 and 2017 was immaterial.

Other Investments
We account for equity investments in entities where we do not have control or significant influence at fair value with changes in fair value recognized in net income when the fair value is readily determinable. For investments without readily determinable fair values, we carry such investments at cost less impairments, if any. These investments are remeasured at fair value either upon the occurrence of an observable price change or upon identification of impairment. These investments are reported as Other investments in our consolidated balance sheets and dividends received are reported in Dividend income from other investments in our consolidated income statements. Our equity investments which are accounted for at cost as they do not have readily determinable fair values consist of:

	December 31, 2019		December 31, 2018
	Ownership	Amount	Ownership	Amount
Colonial (1)	16.125%	$—	6.0%	$11
Explorer (1)	38.59%	—	12.62%	49
Cleopatra	1.0%	2	1.0%	2
		$2		$62

(1) We acquired additional interests in Explorer and Colonial in June 2019. As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments. The acquisition of these interests has been accounted for prospectively.

During the years ended December 31, 2019 and 2018, we did not identify the occurrence of an observable price change or an identification of impairment for these equity investments.
Asset Retirement Obligations
Asset retirement obligations (“AROs”) represent contractual or regulatory obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Our AROs were zero as of both December 31, 2019 and 2018.

Our assets include pipelines and terminals that have contractual or regulatory obligations that will need to be settled at retirement. The settlement date of these obligations will depend mostly on the various supply sources that connect to our systems and the ongoing demand for usage in the markets we serve. We expect these supply sources and market demands to

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continue for the foreseeable future. As the settlement dates of obligations are indeterminate, there is not sufficient information to make a reasonable estimate of the ARO of our remaining assets as of December 31, 2019 and 2018.
We continue to evaluate our AROs and future developments could impact the amounts we record.
Pensions and Other Postretirement Benefits
We do not have our own employees. Employees that work on our pipelines or terminal are employees of SPLC, and we share employees with other SPLC-controlled and non-controlled entities. For presentation of these accompanying consolidated financial statements, our portion of payroll costs and employee benefit plan costs have been allocated as a charge to us by SPLC and Shell Oil Company. Shell Oil Company sponsors various employee pension and postretirement health and life insurance plans. For purposes of these accompanying consolidated financial statements, we are considered to be participating in the benefit plans of Shell Oil Company. We participate in the following defined benefits plans: Shell Oil Pension Plan, Shell Oil Retiree Health Care Plan, and Pennzoil-Quaker State Retiree Medical & Life Insurance. As a participant in these benefit plans, we recognize as expense in each period an allocation from Shell Oil Company, and we do not recognize any employee benefit plan assets or liabilities. See Note 4 — Related Party Transactions for total pension and benefit expenses under these plans.
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
For 2019, 2018 and 2017, the environmental cleanup costs incurred were immaterial. At both December 31, 2019 and 2018, the accruals for environmental clean-up costs pursuant to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington were immaterial. The costs relate to ongoing groundwater compliance monitoring and other remedial activities. Refer to Note 4 — Related Party Transactions under the Omnibus Agreement for additional details.

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
We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement. A fair value initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Asset and liability fair values initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable.
The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.
Net income per limited partner unit
Net income per unit applicable to common limited partner units, and to subordinated limited partner units in periods prior to the expiration of the subordination period, is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units and incentive distribution rights (“IDRs”). Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.
Our net income includes earnings related to businesses acquired through transactions between entities under common control for periods prior to their acquisition by us. We have allocated these pre-acquisition earnings to our Net Parent Investment.
On February 15, 2017, all of the subordinated units converted into common units following the payment of the cash distribution for the fourth quarter of 2016. See Note 11 — (Deficit) Equity for additional information.
Recent Accounting Pronouncements
Standards Adopted as of January 1, 2019
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 to Topic 606, Revenue from Contracts with Customers, which superseded revenue recognition guidance in Topic 605, Revenue Recognition, under GAAP. Under the revenue standard (as defined in Note 12 — Revenue Recognition), the adoption date for the majority of the equity method investments within the Partnership followed the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin, which adopted on January 1, 2018. See Note 5 — Equity Method Investments for additional information.

In February 2016, the FASB issued ASU 2016-02 to Topic 842, Leases. As permitted, we adopted the new lease standard (as defined in Note 9 — Leases) using the modified retrospective approach, effective January 1, 2019, which provides a method for recording existing leases at the beginning of the period of adoption. As such, results and balances prior to January 1, 2019 are not adjusted and continue to be reported in accordance with our historical accounting under previous GAAP. Under the new lease standard, the adoption date for equity method investments within the Partnership will follow the non-public business entity adoption date of January 1, 2020 or 2021 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019. See Note 9 — Leases for additional information and disclosures required by the new lease standard.

Standards Not Adopted as of December 31, 2019
In June 2016, the FASB issued ASU 2016-13 to Topic 326, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for SEC filers excluding smaller reporting companies. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Divestiture

2019 Acquisition
On June 6, 2019, we acquired SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased our ownership interest in Explorer to 38.59% and in Colonial to 16.125%. The June 2019 Acquisition closed pursuant to a Contribution Agreement dated May 10, 2019 (the “May 2019 Contribution Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. As such, we recorded the acquired equity interests at SPLC’s historical carrying value of $90 million, which is included in Equity method investments in our consolidated balance sheet. In addition, as a transfer between entities under common control, we recorded Accumulated other comprehensive loss of $6 million related to historical remeasurements of pension and other postretirement benefits provided by Explorer and Colonial to their employees. We recognized $510 million of cash consideration in excess of the historical carrying value of equity interests acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined in Note 8 — Related Party Debt) with STCW and non-cash equity consideration valued at $200 million. Pursuant to the May 2019 Contribution Agreement, the number of common units representing the equity consideration was determined by dividing the contribution amount (25% of total consideration of $800 million) by the price per unit of $20.68, which represents the volume weighted average sales prices of the common units calculated for the five trading day period ended on April 30, 2019, less the general partner units issued to the general partner in order to maintain its 2% general partner interest in us. The equity issued consisted of 9,477,756 common units issued to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units issued to the general partner in order to maintain its 2% general partner interest in us. These common and general partner units issued were assigned no book value because the cash consideration exceeded the historical carrying value of equity interests acquired. Accordingly, the units issued had no impact on partner capital accounts, other than changing ownership percentages.

As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments (see Note 5 — Equity Method Investments for further details).

2018 Acquisition
On May 11, 2018, we acquired SPLC’s ownership interests in Amberjack, which is comprised of 75% of the issued and outstanding Series A membership interests of Amberjack and 50% of the issued and outstanding Series B membership interests of Amberjack for $1,220 million (the “May 2018 Acquisition”). The May 2018 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 9, 2018 between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We acquired historical carrying value of net assets under common control of $482 million, which is included in Equity method investments in our consolidated balance sheet. We recognized $738 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the May 2018 Acquisition with $494 million in borrowings under our Five Year Revolver due July 2023 (as defined in Note 8 — Related Party Debt) and $726 million in borrowings under our Five Year Revolver due December 2022 (as defined in Note 8 — Related Party Debt) with STCW.
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

December 2017 Acquisition
On December 1, 2017, we acquired a 100% interest in Triton, 41.48% of the issued and outstanding membership interest in LOCAP, an additional 22.9% interest in Mars, an additional 22% interest in Odyssey, and an additional 10% interest in Explorer from SPLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) for $825 million in cash (the “December 2017 Acquisition”). As part of the December 2017 Acquisition, SOPUS contributed all but the working capital and certain environmental liabilities of Triton. The December 2017 Acquisition closed pursuant to a Purchase and Sale Agreement (the “December 2017 Purchase and Sale Agreement”) among the Operating Company, us, SPLC and SOPUS. SPLC and

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOPUS are each wholly owned subsidiaries of Shell. We funded the cash consideration for the December 2017 Acquisition from $825 million in borrowings under the Five Year Revolver due December 2022 and the Five Year Fixed Facility (as defined in Note 8 — Related Party Debt). Total transaction costs of $1 million were expensed as incurred. The terms of the December 2017 Acquisition were approved by the Board of Directors of our general partner (the “Board”) and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel.

In connection with the December 2017 Acquisition we acquired the following:

Cost investment (1)	$22
Equity method investments (2)	76
Property, plant and equipment, net (3)	118
Partners’ capital (4)	3
December 2017 Acquisition	$219
(1) Book value of an additional 10% interest in Explorer contributed by SPLC.
(2) Book value of an additional 22.9% interest in Mars and a 41.48% interest in LOCAP contributed by SPLC.
(3) Book value of a 100.0% interest in the historical carrying value of property, plant and equipment, net contributed by SOPUS.
(4) Book value of an additional 22% interest in Odyssey contributed by SOPUS.

We recognized $606 million of consideration in excess of the book value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. For the period from closing through December 31, 2017, we recognized $8 million in revenues and $19 million of net earnings related to this acquisition.
October 2017 Acquisition
On October 17, 2017, we acquired a 50% interest in Permian Basin, which owns the Nautilus gathering system in the Permian Basin, for $50 million consideration and initial capital contributions (the “October 2017 Acquisition”). The October 2017 Acquisition closed pursuant to a Member Interest Purchase Agreement dated October 16, 2017 (the “October 2017 Purchase Agreement”), among the Operating Company and CPB Member LLC (a jointly owned subsidiary of Crestwood Equity Partners LP and First Reserve). We have determined we have significant influence over the financial and operating policies of Permian Basin, and we therefore account for this investment under the equity method. We funded the October 2017 Acquisition with cash on hand. The terms of the October 2017 Acquisition were approved by the Board.

May 2017 Acquisition
On May 10, 2017, we acquired a 100% interest in Delta, Na Kika and Refinery Gas Pipeline for $630 million in consideration (the “May 2017 Acquisition”). As part of the May 2017 Acquisition, SPLC and Shell GOM Pipeline Company LP (“Shell GOM”) contributed all but the working capital of Delta and Na Kika to Pecten, and Shell Chemical LP (“Shell Chemical”) contributed all but the working capital of Refinery Gas Pipeline to Sand Dollar. The May 2017 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 4, 2017 (the “May 2017 Purchase and Sale Agreement”), among the Operating Company, us, Shell Chemical, Shell GOM and SPLC. Shell Chemical, Shell GOM and SPLC are each wholly owned subsidiaries of Shell. We funded the May 2017 Acquisition with $50 million of cash on hand, $73 million in borrowings under our Five Year Revolver due July 2023, and $507 million in borrowings under our Five Year Fixed Facility. Total transaction costs of $1 million were expensed as incurred. The terms of the May 2017 Acquisition were approved by the Board and by the conflicts committee of the Board. The conflicts committee engaged an independent financial advisor and legal counsel. In accordance with the May 2017 Purchase and Sale Agreement, Shell Chemical has agreed to reimburse us for costs and expenses incurred in connection with the conversion of a section of pipe from the Convent refinery to Sorrento from refinery gas service to butane service. The May 2017 Purchase and Sale Agreement contains other customary representations, warranties and covenants.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the May 2017 Acquisition, we acquired historical carrying value of property, plant and equipment, net and other assets under common control as follows:

Delta	$40
Na Kika	26
Refinery Gas Pipeline	135
May 2017 Acquisition	$201

We recognized $429 million of consideration in excess of the book value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. For the period from closing through December 31, 2017, we recognized $64 million in revenues and $29 million of net earnings related to this acquisition.
2017 Divestiture
On April 28, 2017, Zydeco divested a small segment of its pipeline system (the “April 2017 Divestiture”) to SOPUS as part of the Motiva JV separation. The April 2017 Divestiture closed pursuant to a Pipeline Sale and Purchase Agreement (the “April 2017 Pipeline Sale and Purchase Agreement”) dated April 28, 2017 among Zydeco and SOPUS. We received $21 million in cash consideration for this sale, of which $19 million is attributable to the Partnership. The cash consideration represents $1 million for the book value of net assets divested and $20 million in excess proceeds received from our Parent. The April 2017 Pipeline Sale and Purchase Agreement contained customary representations and warranties and indemnification by SOPUS.

4. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.
Acquisition Agreements
Refer to Note 3 — Acquisitions and Divestiture for a description of applicable agreements.
Omnibus Agreement
On November 3, 2014, we entered into an Omnibus Agreement with SPLC and our general partner concerning our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. On February 19, 2019, we, our general partner, SPLC, the Operating Company and Shell Oil Company terminated the Omnibus Agreement effective as of February 1, 2019, and we, our general partner, SPLC and the Operating Company entered into a new Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”).

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

Under the 2019 Omnibus Agreement, SPLC agreed to indemnify us against tax liabilities relating to assets acquired at our initial public offering (such offering, the “IPO,” and such assets “initial assets”) that are identified prior to the date that is 60 days after the expiration of the statute of limitations applicable to such liabilities. This obligation has no threshold or cap. We in turn agreed to indemnify SPLC against events and conditions associated with the ownership or operation of our initial assets (other than any liabilities against which SPLC is specifically required to indemnify us as described above).

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019 and 2018, neither we nor SPLC made any claims for indemnification under the 2019 Omnibus Agreement.

Trade Marks License Agreement
We, our general partner and SPLC entered into a Trade Marks License Agreement with Shell Trademark Management Inc. effective as of February 1, 2019. The Trade Marks License Agreement grants us the use of certain Shell trademarks and trade names and expires on January 1, 2024 unless earlier terminated by either party upon 360 days’ notice.
Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017. Reimbursements settled in the years ended December 31, 2019, 2018 and 2017 were not material to our consolidated statements of income.
Other Agreements
In connection with the IPO and our acquisitions from Shell, we have entered into several customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements.
Pecten Contribution Agreement
Maintenance expense and capital expenditures for certain projects associated with the Lockport Terminal were reimbursed by SPLC under the Pecten Contribution Agreement entered into in connection with the acquisition in November 2015. During 2019, 2018 and 2017, we recognized no reimbursement as other contributions from Parent and we do not expect any further reimbursements.
Operating Agreements
On December 1, 2019, we entered into an Operating and Administrative Management Agreement with SPLC (the “2019 Operating Agreement”). Pursuant to the 2019 Operating Agreement, SPLC provides certain operations, maintenance and administrative services for the assets wholly owned by Pecten, Sand Dollar and Triton (collectively, the “Owners”). The Owners are required to reimburse SPLC for certain costs in connection with the services that SPLC provides pursuant to the 2019 Operating Agreement. SPLC and the Owners each provide standard indemnifications as operator and asset owners, respectively. Upon entering into the 2019 Operating Agreement, certain operating agreements previously entered into between SPLC and each of the Owners were terminated.

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

Beginning July 1, 2014, Zydeco entered into an operating and management agreement with SPLC under which SPLC provides general management and administrative services to us. Therefore, we do not receive allocated corporate expenses from SPLC or Shell under this agreement. We receive direct and allocated field and regional expenses including payroll expenses not covered under this agreement.
Partnership Agreement
On December 21, 2018, we executed the Second Amendment (the “Second Amendment”) to the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the incentive distribution rights by: (1) $17 million for the three months ended March 31, 2019, (2) $17 million for the three months ended June 30, 2019 and (3) $16 million for the three months ended September 30, 2019.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests
For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of December 31, 2019, 2018 and 2017. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of December 31, 2019, 2018 and 2017.
Other Related Party Balances
Other related party balances consist of the following:

	December 31,
	2019	2018
Accounts receivable	$29	$29
Prepaid expenses	15	15
Other assets	2	3
Accounts payable (1)	10	9
Deferred revenue	—	3
Accrued liabilities (2)	19	16
Debt payable (3)	2,692	2,091

(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) As of December 31, 2019, Accrued liabilities reflects $18 million accrued interest and $1 million other accrued liabilities. As of December 31, 2018, Accrued liabilities reflects $14 million accrued interest and $2 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding net of unamortized debt issuance costs of $2 million as of December 31, 2019 and $3 million as of December 31, 2018.
Related Party Credit Facilities
We have entered into five credit facilities with STCW: the Ten Year Fixed Facility, Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility. Zydeco has also entered into the 2019 Zydeco Revolver with STCW. See Note 8 — Related Party Debt for definitions and additional information regarding these credit facilities.
Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for 2019, 2018 and 2017 is disclosed in Note 12 — Revenue Recognition.

The following table shows related party expenses, including personnel costs, incurred by Shell and SPLC on our behalf that are reflected in the accompanying consolidated statements of income for the indicated periods. Included in these amounts, and disclosed below, is our share of operating and general corporate expenses, as well as the fees paid to SPLC under certain agreements.

	2019	2018	2017
Allocated operating expenses	$18	$15	$17
Insurance expense (1)	18	15	8
Other (2)	23	24	21
Operations and maintenance – related parties	$59	$54	$46

Allocated general corporate expenses	$28	$33	$26
Management Agreement fee	9	9	8
Omnibus Agreement fee	11	9	9
Other	1	1	5
General and administrative – related parties	$49	$52	$48
(1) The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell. The remaining coverage is provided by third-party insurers.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Other expenses primarily relate to salaries and wages and other payroll expenses.

For a discussion of services performed by Shell on our behalf, see Note 1 — Description of Business and Basis of Presentation – Basis of Presentation.

Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for 2019, 2018 and 2017 was $6 million, $6 million and $4 million, respectively. Our share of defined contribution benefit plan costs for 2019, 2018 and 2017 was $2 million, $3 million and $2 million, respectively. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations.
Share-based Compensation
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan (“PSP”), Shell’s incentive compensation program. Share-based compensation expense is included in General and administrative – related parties in the accompanying consolidated statements of income. These costs for 2019, 2018 and 2017 were not material.
Equity and Other Investments
We have equity and other investments in various entities. As of December 31, 2019, SPLC no longer owns an interest in any of these entities. In some cases we may be required to make capital contributions or other payments to these entities.  See Note 5 — Equity Method Investments for additional details.
Reimbursements from Our General Partner
The following table reflects reimbursements from our Parent in 2019, 2018 and 2017:

	2019	2018	2017
Cash reimbursements received (1)	$19	$12	$16
(1) These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows and consolidated statements of (deficit) equity.

In 2019, 2018 and 2017, we filed claims for reimbursement from our Parent of $19 million, $12 million and $16 million, respectively. This reflects our proportionate share of Zydeco directional drill project costs and expenses of $10 million, $12 million and $14 million, respectively. Additionally, in 2017 this included reimbursement for the Refinery Gas Pipeline gas to butane service connection project of $2 million.

Further, in the fourth quarter of 2019, we received approximately $9 million from SPLC with respect to a Mars storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 that was recognized as an additional capital contribution. See Note 5 — Equity Method Investments for additional details.

5. Equity Method Investments
For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.
Equity method investments comprise the following as of the dates indicated:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019		2018
	Ownership	Amount	Ownership	Amount
Amberjack – Series A / Series B (1)	75.0% / 50.0%	$426	75.0% / 50.0%	$458
Mars	71.5%	161	71.5%	169
Bengal	50.0%	88	50.0%	82
Permian Basin	50.0%	91	50.0%	72
LOCAP	41.48%	9	41.48%	8
Explorer (2)	38.59%	88	12.62%	—
Poseidon	36.0%	—	36.0%	—
Colonial (2)	16.125%	30	6.0%	—
Proteus	10.0%	15	10.0%	16
Endymion	10.0%	18	10.0%	18
		$926		$823
(1) We acquired an interest in Amberjack in the May 2018 Acquisition. The acquisition of this interest has been accounted for prospectively.
(2) As part of the June 2019 Acquisition, these interests have been accounted for prospectively. See below for additional information.

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

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of December 31, 2019, 2018 and 2017, the unamortized basis differences included in our equity method investments are $92 million, $40 million and $41 million, respectively. For the years ended 2019, 2018 and 2017, the net amortization expense was $6 million, $4 million and $4 million, respectively, which is included in Income from equity method investments.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions of $33 million and $24 million in Other income for the years ended December 31, 2019 and 2018, respectively. Once our cumulative share of equity earnings becomes greater than the cumulative amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Income from our equity method investments were as follows during the periods indicated:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
	2019	2018	2017
Amberjack (1)	$125	$80	$—
Mars (2)	126	108	122
Bengal	24	21	23
Explorer (3)	41	—	—
Colonial (3)	40	—	—
Poseidon (4)	—	6	27
Other (5)	17	20	15
	$373	$235	$187
(1) We acquired an interest in Amberjack in the May 2018 Acquisition. The acquisition of this interest has been accounted for prospectively.
(2) We acquired an additional 22.9% interest in Mars in the December 2017 Acquisition. The acquisition of this interest was retrospectively adjusted for the incremental ownership acquired.
(3) As stated above, we acquired additional interests in Explorer and Colonial in the June 2019 Acquisition. The acquisition of these interests has been accounted for prospectively.
(4) As stated above, the equity method of accounting has been suspended in 2018 for Poseidon and excess distributions are recorded in Other income.
(5) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion. We acquired a 41.48% interest in LOCAP in the December 2017 Acquisition.

The adoption of the revenue standard (as defined in Note 12 — Revenue Recognition) for the majority of our equity method investments followed the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin, which both adopted on January 1, 2018. As a result of adopting the revenue standard under the modified retrospective transition method on January 1, 2019 and 2018 by Amberjack and Mars, respectively, we recognized our proportionate share of each investment’s cumulative effect transition adjustment increasing the opening deficit in the amounts of $9 million and $7 million, respectively. The Amberjack adjustment is related to its dedication and transportation agreements, which contain tiered pricing arrangements resulting in a deferral of revenue. The Mars adjustment related to its transportation and dedication agreement and method of recognition as a stand-ready obligation, which resulted in a deferral of the recognition of revenue over the life of the contract, whereas under previous GAAP revenue was recognized upon physical delivery. The adoption of the revenue standard by our other equity method investments was not material.

Under the new lease standard (as defined in Note 9 — Leases), the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2020 or 2021 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019.

On October 23, 2019, we entered into a Settlement Agreement with SPLC (the “Settlement Agreement”) with respect to the storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 under which we acquired an additional 20% interest in Mars. As a result of the Settlement Agreement, we received approximately $9 million during the fourth quarter of 2019 from SPLC that was recognized as an additional capital contribution. Pursuant to the Purchase and Sale Agreement, SPLC agreed to pay us up to $10 million if Mars inventory management fees do not meet certain levels for the calendar years 2017 through 2021.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected balance sheet and income statement data reflects activity from the date of the acquisition.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	315	73	242	243
Mars	282	104	178	179
Bengal	77	30	47	47
Explorer (1)	258	115	143	111
Colonial (2)	829	449	380	255
Poseidon	132	35	97	87
Other (3)	190	108	82	73

	As of December 31, 2019
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Amberjack	$56	$804	$860	$4	$32	$824	$860
Mars	57	173	230	8	22	200	230
Bengal	35	157	192	6	—	186	192
Explorer	93	530	623	44	442	137	623
Colonial	323	2,920	3,243	519	2,873	(149)	3,243
Poseidon	30	190	220	16	246	(42)	220
Other (3)	60	917	977	73	469	435	977
(1) Our interest in Explorer was acquired on June 6, 2019. Explorer total revenues, total operating expenses and operating income (on a 100% basis) was $443 million, $196 million and $247 million, respectively.
(2) Our interest in Colonial was acquired on June 6, 2019. Colonial total revenues, total operating expenses and operating income (on a 100% basis) was $1,437 million, $735 million and $702 million, respectively.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	For the Year Ended December 31, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	204	47	157	157
Mars	241	87	154	154
Bengal	69	28	41	41
Poseidon	116	35	81	73
Other (2)	152	67	85	76

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Amberjack (1)	$46	$846	$892	$4	$4	$884	$892
Mars	53	178	231	5	18	208	231
Bengal	27	156	183	9	—	174	183
Poseidon	19	203	222	16	243	(37)	222
Other (2)	50	876	926	65	456	405	926
(1) Our interest in Amberjack was acquired on May 11, 2018. Amberjack total revenues, total operating expenses and operating income (on a 100% basis) was $295 million, $74 million and $221 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	For the Year Ended December 31, 2017
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mars	256	82	174	174
Bengal	73	28	45	45
Poseidon	117	33	84	79
Other (1)	124	46	78	66

	As of December 31, 2017
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Mars	$48	$187	$235	$5	$—	$230	$235
Bengal	25	157	182	11	—	171	182
Poseidon	19	218	237	18	237	(18)	237
Other (1)	92	625	717	99	245	373	717
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion. Interest in Permian Basin was acquired by us on October 17, 2017 and is pro rated in above table. For the year ended December 31, 2017, Permian Basin total revenue, total operating expenses and operating income (on a 100% basis) was $8 million, $5 million and $3 million, respectively.
Capital Contributions
We make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures. We made capital contributions to Permian Basin of $25 million and $28 million in 2019 and 2018, respectively.

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following as of the dates indicated:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
	Depreciable Life	2019	2018
Land	—	$11	$11
Building and improvements	10 - 40 years	40	39
Pipeline and equipment (1)	10 - 30 years	1,228	1,162
Other	5 - 25 years	33	18
		1,312	1,230
Accumulated depreciation and amortization (2)		(613)	(567)
		699	663
Construction in progress		27	79
Property, plant and equipment, net		$726	$742
(1) As of December 31, 2019 and 2018, includes cost of $369 million and $366 million, respectively, related to assets under operating leases (as lessor), which commenced in May 2017 and December 2017. As of both December 31, 2019 and 2018, includes cost of $23 million related to assets under capital lease (as lessee).
(2) As of December 31, 2019 and 2018, includes accumulated depreciation of $133 million and $121 million, respectively, related to assets under operating leases (as lessor), which commenced in May 2017 and December 2017. As of December 31, 2019 and 2018, includes accumulated depreciation of $6 million and $5 million, respectively, related to assets under capital lease (as lessee).
For 2019, 2018 and 2017, depreciation and amortization expense on property, plant and equipment of $49 million, $46 million and $45 million, respectively, is included in cost and expenses in the accompanying consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).

7. Accrued Liabilities – Third Parties
Accrued liabilities – third parties consist of the following as of the dates indicated:

	December 31,
	2019	2018
Project accruals	$5	$7
Property taxes	4	4
Other accrued liabilities	3	2
Total accrued liabilities – third parties	$12	$13

See Note 4 — Related Party Transactions for a discussion of Accrued liabilities – related parties.

8. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	December 31, 2019			December 31, 2018
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Ten Year Fixed Facility	$600	$600	$—	$—	$—	$—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	600	600	—	600	600	—
2019 Zydeco Revolver (1)	—	30	30	—	30	30
Unamortized debt issuance costs	(2)	n/a	n/a	(3)	n/a	n/a
Debt payable – related party	$2,692	$3,590	$896	$2,091	$2,990	$896

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Effective August 6, 2019, the Zydeco Revolver expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See below for additional information.
Interest and fee expenses associated with our borrowings, net of capitalized interest, were $92 million, $61 million and $29 million for 2019, 2018 and 2017, respectively, of which we paid $88 million, $53 million and $25 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of December 31, 2019, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,825 million, respectively. As of December 31, 2018, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,094 million and $2,099 million, respectively.

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

On December 1, 2017, we borrowed $1,000 million under the Five Year Revolver due December 2022 and $93 million under our Five Year Fixed Facility. We used $825 million of these proceeds to fund the December 2017 Acquisition and the remaining $268 million to repay borrowings outstanding under our Five Year Revolver due July 2023. Additionally, we paid $1 million of accrued interest on the repaid borrowings with cash on hand.

On September 15, 2017, we used net proceeds from sales of common units to third parties to repay $265 million of borrowings outstanding under our Five Year Revolver due July 2023.

On May 10, 2017, we funded the May 2017 Acquisition with $50 million of cash on hand, $73 million in borrowings under our Five Year Revolver due July 2023 and $507 million in borrowings under our Five Year Fixed Facility.

Credit Facility Agreements

Ten Year Fixed Facility
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

Seven Year Fixed Facility
On July 31, 2018, we entered into a seven-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “Seven Year Fixed Facility”). We incurred an issuance fee of $1 million, which was paid on August 7, 2018. The Seven Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the Seven Year Fixed Facility.
The Seven Year Fixed Facility bears an interest rate of 4.06% per annum and matures on July 31, 2025.

Five Year Revolver due July 2023
On August 1, 2018, we amended and restated the five year revolving credit facility originally due October 2019 such that the facility will now mature on July 31, 2023 (the “Five Year Revolver due July 2023”). The Five Year Revolver due July 2023 has

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a borrowing capacity of $760 million and will continue to bear interest at LIBOR plus a margin and we continue to pay interest of 0.19% on any unused capacity. Commitment fees began to accrue beginning on the date we entered into the agreement.
As of December 31, 2019, the annualized weighted average interest rate for the Five Year Revolver due July 2023 was 3.57%. There is no issuance fee associated with this amendment. All other material terms and conditions of the Five Year Revolver due July 2023 remain unchanged.
The Five Year Revolver due July 2023 was originally entered into on November 3, 2014, and provides that loans advanced under the facility can have a term ending on or before its maturity date.

Five Year Revolver due December 2022
On December 1, 2017, we entered into a five year revolving credit facility with STCW (the “Five Year Revolver due December 2022”) with a borrowing capacity of $1,000 million and paid an issuance fee of $2 million. Borrowings under the Five Year Revolver due December 2022 bear interest at the three-month LIBOR rate plus a margin, or, in the alternative, the percentage rate per annum which is the rate notified to us by STCW in accordance with the terms of the Five Year Revolver due December 2022 as soon as practicable and in any event before interest is due to be paid in respect of a loan. Additionally, we pay interest of 0.19% on any unused capacity. As of December 31, 2019, the weighted average interest rate for the Five Year Revolver due December 2022 was 3.76%. Commitment fees began to accrue beginning on the date we entered into the agreement. The Five Year Revolver due December 2022 matures on December 1, 2022.

Five Year Fixed Facility
On March 1, 2017, we entered into a Loan Facility Agreement with STCW with a borrowing capacity of $600 million (the “Five Year Fixed Facility”) and paid an issuance fee of $1 million. The Five Year Fixed Facility provides that we may not repay or prepay amounts borrowed without the consent of the lender and amounts repaid or prepaid may not be re-borrowed.

The Five Year Fixed Facility bears a fixed interest rate of 3.23% per annum. The Five Year Fixed Facility matures on March 1, 2022.

Zydeco Revolving Credit Facility Agreement
On August 6, 2019, the Zydeco Revolver expired. On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin, or, in certain instances, including if LIBOR is discontinued, STCW may specify another benchmark rate generally accepted in the loan market to apply in relation to the advances in place of LIBOR. No issuance fee was incurred in connection with the 2019 Zydeco Revolver. As of December 31, 2019, the interest rate for the 2019 Zydeco Revolver was 2.59%.

Covenants
Under the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022, the Five Year Fixed Facility, and the 2019 Zydeco Revolver, we (and Zydeco in the case of the 2019 Zydeco Revolver) have, among other things:

•agreed to restrict additional indebtedness not loaned by STCW;
•to give the applicable facility pari passu ranking with any new indebtedness; and
•to refrain from securing our assets except as agreed with STCW.
These facilities also contain customary events of default, such as nonpayment of principal, interest and fees when due and violation of covenants, as well as cross-default provisions under which a default under one credit facility may trigger an event of default in another facility with the same borrower. Any breach of covenants included in our debt agreements which could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and would likely require us to seek to renegotiate these debt arrangements with our related party lender and/or obtain new financing from other sources. As of December 31, 2019, we were in compliance with the covenants contained in the Ten Year Fixed Facility, and as of December 31, 2019 and 2018, we were in compliance with the covenants contained in the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings and repayments under our credit facilities for 2019, 2018 and 2017 are disclosed in our consolidated statements of cash flows. See Note 3 — Acquisitions and Divestiture for additional information regarding our use of borrowings. See Note 11 — (Deficit) Equity for additional information regarding the source of our repayments.

9. Leases

Adoption of ASC Topic 842 “Leases”
On January 1, 2019, we adopted ASC Topic 842 (the “new lease standard”) by applying the modified retrospective approach to all leases on January 1, 2019. We elected the package of practical expedients upon transition that permits us to not reassess (1) whether any contracts entered into prior to adoption are or contain leases, (2) the lease classification of existing leases and (3) initial direct costs for any leases that existed prior to adoption. We also elected the practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under previous guidance. Generally, we account for term-based land easements where we control the use of the land surface as leases.

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

Under the new lease standard, operating leases (as lessee) are included in Operating lease right-of-use assets, Accrued liabilities - third parties and Operating lease liabilities in our consolidated balance sheets. Finance leases (as lessee) are included in Property, plant and equipment, Accrued liabilities – third parties and Finance lease liabilities in our consolidated balance sheets. ROU assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at transition date in determining the present value of future payments. The ROU asset includes any lease payments made but excludes lease incentives and initial direct costs incurred, if any. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Lease extensions. Many of our leases have options to either extend or terminate the lease. In determining the lease term, we considered all available contract extensions that are reasonably certain of occurring.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the asset at the end of the lease. Therefore, we use our incremental borrowing rate (“IBR”) at the commencement of the lease and estimate the IBR for each lease agreement taking into consideration lease contract term, collateral and entity credit ratings, and use sensitivity analyses to evaluate the reasonableness of the rates determined.

Lease balances and costs
The following tables summarize balance sheet data related to leases at December 31, 2019 and our lease costs as of and for the year ended December 31, 2019:

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$4
Finance lease assets	Property, plant and equipment, net (1)	17
Total lease assets		$21

Liabilities
Current
Finance	Accrued liabilities - third parties	$1
Noncurrent
Operating	Operating lease liabilities	4
Finance	Finance lease liabilities	24
Total lease liabilities		$29

(1) Finance lease assets are recorded net of accumulated amortization of $6 million as of December 31, 2019.

Lease cost	Classification	December 31, 2019
Operating lease cost (1)	Operations and maintenance - third parties	$—
Finance lease cost (cost resulting from lease payments):
Amortization of leased assets	Depreciation and amortization	1
Interest on lease liabilities	Interest expense, net	4
Total lease cost		$5

(1) Amounts for the year ended December 31, 2019 were less than $1 million.

Other information

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$—
Operating cash flows from finance leases	(4)
Financing cash flows from finance leases	(1)

(1) Amounts for the year ended December 31, 2019 were less than $1 million.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	20
Finance leases	11

Weighted-average discount rate:
Operating leases	5.8%
Finance leases	14.3%

Annual maturity analysis

The future annual maturity of lease payments as of December 31, 2019 for the above lease obligations was:

Maturity of lease liabilities	Operating Leases (1)	Finance Leases (2)	Total
2020	$—	$4	$4
2021	1	4	5
2022	—	4	4
2023	1	4	5
2024	—	5	5
Remainder	6	31	37
Total lease payments	8	52	60
Less: Interest (3)	(4)	(27)	(31)
Present value of lease liabilities (4)	$4	$25	$29

(1) Operating lease payments include $2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes $25 million in principal and excludes $9 million in executory costs.
(3) Calculated using the interest rate for each lease.
(4) Includes the current portion of $1 million for the finance lease.

Lessor accounting
We have certain transportation and terminaling services agreements with related parties entered into prior to the adoption date of January 1, 2019 that are considered operating leases and include both lease and non-lease components. Certain of these agreements were entered into for terms of ten years with the option to extend for two additional terms of five years each, and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one year terms. As is the case with certain of our agreements, when the renewal options are reasonably certain to be exercised, the payments are included in the future maturity of lease payments. Our transportation, terminaling and storage services revenue and lease revenue from related parties for the years ended December 31, 2019 and 2018 are disclosed in Note 12 — Revenue Recognition.

Our risk management strategy for the residual assets is mitigated by the long-term nature of the underlying assets and the long-term nature of our lease agreements.

Significant assumptions and judgments
Lease and non-lease components. Certain of our revenues are accounted for under Topic 842, Leases, as the underlying contracts convey the right to control the use of the identified asset for a period of time. We allocate the arrangement consideration between the lease components that fall within the scope of ASC Topic 842 and any non-lease service components within the scope of ASC Topic 606 based on the relative stand-alone selling price of each component. See Note 12 — Revenue Recognition for additional information regarding the allocation of the consideration in a contract between the lease and non-lease components.

Annual maturity analysis
As of December 31, 2019, future annual maturity of lease payments to be received under the contract terms of these operating leases, which includes only the lease components of these leases, was estimated to be:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of lease payments	Operating leases (1)
2020	$56
2021	56
2022	56
2023	56
2024	56
Remainder	551
Total lease payments	$831

(1) Operating lease payments include $411 million related to options to extend lease terms that are reasonably certain of being exercised.
Other
As of December 31, 2019 and 2018, we had short-term payment obligations relating to capital expenditures totaling $5 million and $8 million, respectively. These represent unconditional payment obligations to vendors for products and services delivered in connection with capital projects.

10. Accumulated Other Comprehensive Loss
As a result of the June 2019 Acquisition, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The June 2019 Acquisition is accounted for as a transaction between entities under common control on a prospective basis and we have recorded the acquisition on our consolidated balance sheet at SPLC’s historical basis which included accumulated other comprehensive loss. In 2019, we recorded $2 million in other comprehensive loss related to remeasurements related to these pension and other post-retirement benefits.

11. (Deficit) Equity
Our capital accounts are comprised of a 2% general partner interests and 98% limited partner interests. The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under our partnership agreement. Our general partner participates in our distributions and also currently holds IDRs that entitle it to receive increasing percentages of the cash we distribute from operating surplus.

Shelf Registrations
We have a universal shelf registration statement on Form S-3 on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units and partnership securities representing limited partner units. We also have on file with the SEC a shelf registration statement on Form S-3 relating to $1,000,000,000 of common units and partnership securities representing limited partner units to be used in connection with the at-the-market equity distribution program, direct sales or other sales consistent with the plan of distribution set forth in the registration statement.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2017, we completed the sale of 5,170,000 common units in a registered public offering for $135 million net proceeds. In connection with the issuance of common units, we issued 105,510 general partner units to our general partner for $3 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due July 2023 and for general partnership purposes.

At-the-Market Program
We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. During both the years ended December 31, 2019 and 2018, we did not have any sales under this program.

During the quarter ended September 30, 2017, we completed the sale of 5,200,000 common units under this program for $140 million net proceeds (an average price of $26.96 per common unit). In connection with the issuance of the common units, we issued 106,122 general partner units to our general partner for $3 million in order to maintain its 2% general partner interest in us. We used the net proceeds from these sales of common units and from our general partner’s proportionate capital contribution to repay borrowings outstanding under the Five Year Revolver due July 2023 and for general partnership purposes.

During the quarter ended June 30, 2017, we completed the sale of 94,925 common units under this program for $3 million net proceeds (an average price of $31.51 per common unit). In connection with the issuance of the common units, we issued 1,938 general partner units to our general partner in order to maintain its 2% general partner interest in us. We used proceeds from these sales of common units and from our general partner’s proportionate capital contribution for general partnership purposes.

Other than as described above, we did not have any other sales under this program during 2019, 2018 or 2017.
Units Outstanding
As of December 31, 2019, we had 233,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 109,457,304 common units representing an aggregate 46% limited partner interest in us, all of the IDRs, and 4,761,012 general partner units, representing a 2% general partner interest in us.
The changes in the number of units outstanding from December 31, 2017 through December 31, 2019 are as follows:

(in units)	Public Common	SPLC Common	General Partner	Total
Balance as of December 31, 2017	98,832,233	88,950,136	3,832,293	191,614,662
Units issued in connection with equity offerings	25,000,000	11,029,412	735,295	36,764,707
Balance as of December 31, 2018	123,832,233	99,979,548	4,567,588	228,379,369
June 2019 Acquisition	—	9,477,756	193,424	9,671,180
Balance as of December 31, 2019	123,832,233	109,457,304	4,761,012	238,050,549

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
Distributions to our Unitholders
Under the Second Amendment, our sponsor elected to waive $50 million of IDRs in 2019 to be used for future investment by the Partnership. See Note 4 — Related Party Transactions for terms of the Second Amendment.
The following table details the distributions declared and/or paid for the periods presented:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Date Paid or to be Paid	Three Months Ended	Public Common	SPLC Common	SPLC Subordinated	General Partner			Distributions per Limited Partner Unit
					IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2017	December 31, 2016	$25	$6	$18	$9	$1	$59	$0.27700
May 12, 2017	March 31, 2017	26	26	—	11	1	64	0.29100
August 14, 2017	June 30, 2017	27	27	—	13	1	68	0.30410
November 14, 2017	September 30, 2017	31	28	—	16	2	77	0.31800
February 14, 2018	December 31, 2017	33	30	—	18	2	83	0.33300
May 15, 2018	March 31, 2018	43	35	—	26	2	106	0.34800
August 14, 2018	June 30, 2018	46	36	—	29	2	113	0.36500
November 14, 2018	September 30, 2018	47	38	—	33	3	121	0.38200
February 14, 2019	December 31, 2018	49	40	—	37	3	129	0.40000
May 15, 2019	March 30, 2019 (1)	51	42	—	23	3	119	0.41500
August 14, 2019	June 30, 2019 (1)	53	47	—	28	3	131	0.43000
November 14, 2019	September 30, 2019 (1)	56	48	—	33	3	140	0.44500
February 14, 2020	December 31, 2019 (2)	57	50	—	52	3	162	0.46000
(1) Includes the impact of waived distributions to the holders of IDRs. See Note 4 — Related Party Transactions for additional information.
(2) See Note 16 — Subsequent Events for additional information..
Distributions to Noncontrolling Interests
Distributions to SPLC for its noncontrolling interest in Zydeco were $4 million, $7 million and $9 million in 2019, 2018 and 2017, respectively. Distributions to GEL for its noncontrolling interest in Odyssey were $13 million, $9 million and $10 million in 2019, 2018 and 2017, respectively. See Note 4 — Related Party Transactions for additional details.
12. Revenue Recognition
Adoption of ASC Topic 606 “Revenue from Contracts with Customers”
On January 1, 2018, we adopted Topic 606 and all related ASUs to this Topic (collectively, the “revenue standard”) by applying the modified retrospective method to all contracts that were not completed on January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented in accordance with the revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous GAAP.

Upon the adoption of the revenue standard, we recorded a non-cash cumulative effect transition adjustment to decrease opening deficit by $5 million, with the impact primarily due to the earlier recognition of revenue related to deficiency payments under minimum volume commitment contracts. As a result of adopting the revenue standard under the modified retrospective transition method on January 1, 2019 and 2018 by Amberjack and Mars, respectively, we recognized our proportionate share of each investment’s cumulative effect transition adjustment increasing the opening deficit in the amounts of $9 million and $7 million, respectively. See Note 5 — Equity Method Investments for additional information. These adjustments resulted in a total net increase to our total opening deficit of $9 million and $2 million in 2019 and 2018, respectively.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For all performance obligations, payment is typically due in full within 30 days of the invoice date.
Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	2019	2018	2017 (1)
Transportation services revenue – third parties	$134	$200	$227
Transportation services revenue – related parties (2)	210	176	172
Storage services revenue – third parties	9	9	9
Storage services revenue – related parties	7	7	6
Terminaling services revenue – related parties (3)	47	46	—
Product revenue – third parties (4)	5	2	—
Product revenue – related parties (4)	35	29	—
Total Topic 606 revenue	447	469	414
Lease revenue – related parties	56	56	56
Total revenue	$503	$525	$470

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.
(2) Transportation services revenue — related parties for both 2019 and 2018 includes $5 million of non-lease component in our transportation services contract.
(3) Terminaling services revenue for 2019 and 2018 is entirely comprised of the non-lease service component in our terminaling services contracts.
(4) Product revenue for 2019 and 2018 is comprised of allowance oil sales.
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

Our contracts and tariffs contain terms for the customer to reimburse us for losses from evaporation or other loss in transit in the form of allowance oil. Allowance oil represents the net difference between the tariff PLA volumes and the actual volumetric losses. We obtain control of the excess oil not lost during transportation, if any. Under the revenue standard, we include the excess oil retained during the period, if any, as non-cash consideration and include this amount in the transaction price for transportation services on a net basis. Our allowance oil revenue is valued at the average market price of the relevant type of crude oil during the month product was transported. Gains from pipeline operations that relate to allowance oil are recorded in Operations and maintenance expenses in the accompanying consolidated statements of income.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2019 and 2018.
Deferred revenue
Our FERC-approved transportation services agreements on Zydeco entitle the customer to a specified amount of guaranteed capacity on the pipeline. This capacity cannot be pro rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment (i.e., deficiency payments) and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, a contract liability under the revenue standard. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

Prior to January 1, 2018, deferred revenue under these arrangements was previously recognized into revenue once all contingencies or potential performance obligations associated with the related volumes had been satisfied or expired. Under the revenue standard, we are required to estimate the likelihood that unused volumes will be shipped or forfeited at each reporting period based on additional data that becomes available and only to the extent that it is probable that a significant reversal of revenue will not occur. In some cases, this estimate could result in the earlier recognition of revenue.
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
Reimbursements from customers
Under certain transportation, terminaling and storage service contracts, we receive reimbursements from customers to recover costs of construction, maintenance or operating costs either under a tariff surcharge per volume shipped or under separate reimbursement payments. Because we consider these amounts as consideration from customers associated with ongoing services to be provided to customers, we defer these payments in deferred revenue and recognize amounts in revenue over the life of the associated revenue contract as performance obligations are satisfied under the contract. We consider these payments to be revenue because control of the long-lived assets does not transfer to our customer upon completion. Our financial statements were not materially impacted by adoption of the revenue standard related to reimbursements from customers.

Lease revenue
Certain of our long-term transportation and terminaling services contracts with related parties are accounted for as operating leases under Topic 840, Leases. These agreements have both a lease component and an implied operation and maintenance service component (“non-lease service component”). We allocate the arrangement consideration between the lease components that fall within the scope of Topic 840 and any non-lease service components within the scope of the revenue standard based on the relative stand-alone selling price of each component. We estimate the stand-alone selling price of the lease and non-lease service components based on an analysis of service-related and lease-related costs for each contract, adjusted for a representative profit margin. The contracts have a minimum fixed monthly payment for both the lease and non-lease service components. We present the non-lease service components under the revenue standard within Transportation, terminaling and storage services – related parties in the consolidated statement of income.

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the consolidated statement of income. Certain of these agreements were each entered into for terms of ten years, with the option to extend for two additional five-year terms and we have additional agreements with an initial term of ten years with the option to extend for up to ten additional one-year terms. As of December 31, 2019, future minimum payments to be received under the ten-year contract term of these operating leases were estimated to be:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$838	$110	$219	$219	$290

Product revenue
We generate revenue by selling accumulated allowance oil inventory to customers. Sale of allowance oil is recorded as product revenue, with specific cost based on a weighted average price per barrel recorded as cost of product sold.

Prior to the adoption of the revenue standard, allowance oil received was recorded as revenue on a gross basis with the resulting actual gain or loss recorded in operations and maintenance expenses. The subsequent sale of allowance oil, net of the product cost, was recorded as operations and maintenance expenses.

Joint tariff
Under a certain joint tariff, revenues were historically recorded on a net basis as an agent prior to the adoption of the revenue standard. However, subsequent to the adoption of the revenue standard, because we control the transportation service before it is transferred to the customer, we are the principal and, therefore, record revenues from these agreements on a gross basis within Transportation, terminaling and storage services – third parties or related parties.
Impact of adoption
In accordance with the revenue standard, the following tables summarize the impact of adoption on our consolidated financial statements as of and for both the years ended December 31, 2019 and 2018:

	2019
Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$143	$142	$1
Transportation, terminaling and storage services – related parties	264	215	49
Product revenue – third parties	5	—	5
Product revenue – related parties	35	—	35
Lease revenue – related parties	56	108	(52)
Costs and expenses
Operations and maintenance – third parties	65	64	1
Operations and maintenance – related parties	59	58	1
Cost of product sold – third parties	5	—	5
Cost of product sold – related parties	31	—	31
Net income	$546	$546	$—

December 31, 2019
Consolidated Balance Sheet	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Deferred revenue – related party	$—	$—	$—

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
Consolidated Statement of Income	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Revenue
Transportation, terminaling and storage services – third parties	$209	$209	$—
Transportation, terminaling and storage services – related parties	229	183	46
Product revenue – third parties	2	—	2
Product revenue – related parties	29	—	29
Lease revenue – related parties	56	107	(51)
Costs and expenses
Operations and maintenance – third parties	108	107	1
Operations and maintenance – related parties	54	52	2
Cost of product sold – third parties	7	6	1
Cost of product sold – related parties	25	—	25
Net income	$482	$487	$(5)

	December 31, 2018
Consolidated Balance Sheet	As Reported Under Topic 606	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Deferred revenue – related party	$3	$3	$—

Contract Balances
We perform our obligations under a contract with a customer by providing services in exchange for consideration from the customer. The timing of our performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. Although we did not have any contract assets as of December 31, 2019 and 2018, we recognize a contract asset when we transfer goods or services to a customer and contractually bill an amount which is less than the revenue allocated to the related performance obligation. We recognize deferred revenue (contract liability) when the customer’s payment of consideration precedes our performance. The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2019	December 31, 2019
Receivables from contracts with customers – third parties	$19	$11
Receivables from contracts with customers – related parties	21	24
Deferred revenue – third parties	8	—
Deferred revenue – related party	3	—

	January 1, 2018	December 31, 2018
Receivables from contracts with customers – third parties	$17	$19
Receivables from contracts with customers – related parties	19	21
Deferred revenue – third parties	6	8
Deferred revenue – related party	9	3

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2018	Transition Adjustment	Additions (1)	Reductions (2)	December 31, 2019
Deferred revenue – third parties	$8	$—	$—	$(8)	$—
Deferred revenue – related party	3	—	—	(3)	—
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

	December 31, 2017	Transition Adjustment	Additions (1)	Reductions (2)	December 31, 2018
Deferred revenue – third parties	$6	$—	$10	$(8)	$8
Deferred revenue – related party	14	(4)	3	(10)	3
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.
(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.
We currently have no assets recognized from the costs to obtain or fulfill a contract as of both December 31, 2019 and 2018.
Remaining Performance Obligations
As of December 31, 2019, contracts with remaining performance obligations primarily include minimum volume commitment contracts, long-term storage contracts and the service component of transportation and terminaling services contracts accounted for as operating leases.

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of December 31, 2019:

	Total	2020	2021	2022	2023	2024 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$577	$106	$63	$63	$63	$282
Revenue expected to be recognized on other multi-year transportation service contracts (1)	40	5	5	5	5	20
Revenue expected to be recognized on multi-year storage service contracts	21	4	4	4	4	5
Revenue expected to be recognized on multi-year terminaling service contracts (1)	378	48	48	48	48	186
Total	$1,016	$163	$120	$120	$120	$493
(1) Relates to the non-lease service components of certain of our long-term transportation and terminaling service contracts which are accounted for as operating leases.

As an exemption, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less or for variable consideration that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

13. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, general partner units and IDRs. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the periods presented.

Net income earned by the Partnership is allocated between the limited partners and the general partner (including IDRs) in accordance with our partnership agreement. Earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to IDRs. To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages.

Our net income includes earnings related to businesses acquired through transactions between entities under common control for periods prior to their acquisition by us. We have allocated these pre-acquisition earnings to our general partner.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	2019	2018	2017
Net income	$546	$482	$392
Less:
Net income attributable to the Parent	—	—	77
Net income attributable to noncontrolling interests	18	18	20
Net income attributable to the Partnership	528	464	295
Less:
General partner’s distribution declared (1)	148	135	64
Limited partners’ distribution declared on common units	404	334	228
Income (less than)/in excess of distributions	$(24)	$(5)	$3
(1) For 2019, this includes the impact of waived distributions to the holders of IDRs. See Note 4 — Related Party Transactions for additional information.

	2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$148	$404	$552
Distributions in excess of income	(1)	(23)	(24)
Net income attributable to the Partnership	$147	$381	$528
Weighted average units outstanding:
Basic and diluted		229.2
Net income per limited partner unit:
Basic and diluted		$1.66
(1) This includes the impact of waived distributions to the holders of IDRs. See Note 4 — Related Party Transactions for additional information.

	2018
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$135	$334	$469
Distributions in excess of income	(1)	(4)	(5)
Net income attributable to the Partnership	$134	$330	$464
Weighted average units outstanding:
Basic and diluted		220.3
Net income per limited partner unit:
Basic and diluted		$1.50

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$64	$228	$292
Income in excess of distributions	—	3	3
Net income attributable to the Partnership	$64	$231	$295
Weighted average units outstanding:
Basic and diluted		180.4
Net income per limited partner unit:
Basic and diluted		$1.28

14. Transactions with Major Customers and Concentration of Credit Risk
Our Parent and its affiliates accounted for approximately 70%, 60% and 50% of our total revenues for 2019, 2018 and 2017, respectively. There is no third party customer that accounted for a 10% or greater share of consolidated revenues or net accounts receivable for the year ended December 31, 2019.

We have a concentration of revenues and trade receivables due from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers, and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. These concentrations of customers may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory, regional and other factors. We are potentially exposed to concentration of credit risk primarily through our accounts receivable with our Parent. These receivables have payment terms of 30 days or less, and there has been no history of collectability issues. We monitor the creditworthiness of third-party major customers. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2019 and 2018, there were no such arrangements with customers.
We have concentrated credit risk for cash by maintaining deposits in a major bank, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the bank and have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2019 and 2018, we had approximately $289 million and $207 million, respectively, in cash and cash equivalents in excess of FDIC limits.

15. Commitments and Contingencies
Environmental Matters
We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. For both December 31, 2019 and 2018, these costs and any related liabilities are not material.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnification
Under the 2019 Omnibus Agreement, certain tax liabilities are indemnified by SPLC. See Note 4 — Related Party Transactions for additional information.
Minimum Throughput
On September 1, 2016, the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff is reviewed annually and the rate updated based on FERC’s indexing adjustment effective July 1 of each year. Effective July 1, 2019, there was an approximately 4.3% increase to this rate based on FERC indexing adjustment. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.
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

Leases
We have operating leases for land, a lease of platform space and finance leases for storage tanks and platform space. See Note 9— Leases for additional information relating to our lease obligations.

16. Subsequent Event(s)
We have evaluated events that occurred after December 31, 2019 through the issuance of these consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.
Distribution
On January 22, 2020, the Board declared a cash distribution of $0.4600 per limited partner unit for the three months ended December 31, 2019. The distribution was paid on February 14, 2020 to unitholders of record as of February 3, 2020.

2019 Omnibus Agreement
On February 18, 2020, pursuant to the 2019 Omnibus Agreement, the Board approved a 3% inflationary increase to the annual general and administrative fee for 2020. The annual fee for 2020 will be approximately $11 million for the provision of certain services provided by SPLC to us.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (Unaudited)

(in millions of dollars, except per unit data)	Total Revenues	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income per Common Unit - Basic and Diluted (1)
2019
First	$131	$137	$137	$132	$105	$0.47
Second	121	119	119	115	85	0.38
Third	125	146	146	141	105	0.45
Fourth	126	144	144	140	86	0.37

2018
First	$100	$65	$65	$64	$37	$0.18
Second	129	115	115	111	79	0.35
Third	153	155	155	149	112	0.50
Fourth	143	148	147	140	102	0.45
(1) The net income per common unit for each of the quarterly periods in the applicable year may not equal the year-to-date net income per common unit as the calculations of each are performed independently.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of the Partnership, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the annual period. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on their evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act), were effective at the reasonable assurance level as of the end of the annual period covered by this report.
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
Management of the Partnership assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The activities listed below have been conducted outside the United States by non-U.S. affiliates of Royal Dutch Shell plc that may be deemed to be under common control with us. The disclosure does not relate to any activities conducted directly by us, our subsidiaries or our general partner and does not involve our or our general partner’s management.

For purposes of this disclosure, we refer to Royal Dutch Shell plc and its subsidiaries, other than us, our subsidiaries, our general partner and Shell Midstream LP Holdings LLC, as the “RDS Group”. When not specifically identified, references to actions taken by the RDS Group mean actions taken by the applicable RDS Group company. None of the payments disclosed below were made in U.S. dollars, nor are any of the balances disclosed below held in U.S. dollars; however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions.

In 2019, the RDS Group paid fees for trademark renewals to the Iranian Intellectual Property Office in amount of $1,861 and paid agent fees in amount of $4,357 to Dr. Alexander Aghayan and Associates Law Firm for trademark renewal and legal services. Additionally, we discovered that in 2018 the RDS Group paid fees in amount of $2,481 for trademark renewals to the Iranian Intellectual Property Office and paid agent fees in amount of $438 to Abardad International Law Office for trademark renewal and legal services and paid additional agent fees in amount of $262 to Brandstock Services A.G in relation to trademark renewals. These payments may continue in future. There was no gross revenue or net profit associated with these transactions.

In 2019, the RDS Group paid $31,868 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran and therefore these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,116,266 at December 31, 2019) generated non-taxable interest income of $223,391 in 2019 and it paid $5 in bank charges.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Management of Shell Midstream Partners, L.P.
We are managed by the board of directors (the “Board”) and executive officers of Shell Midstream Partners GP LLC, our general partner. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. SPLC owns all of the membership interests in our general partner. Our general partner has a board of directors, and our common unitholders are not entitled to elect the directors or to participate directly or indirectly in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.
SPLC appointed all nine directors on our general partner’s Board. We have three directors who have been determined by the Board to be independent under the independence standards of the NYSE.
We do not have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct operations, whether through directly hiring employees or by obtaining services of personnel employed by Shell, SPLC or third parties, but we sometimes refer to these individuals as our employees because they provide services directly to us.
Directors and Executive Officers of Shell Midstream Partners GP LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board. The following table shows information for the directors and executive officers of our general partner as of February 20, 2020.

Name	Age	Position with Shell Midstream Partners GP LLC
Paul R. A. Goodfellow (1)	54	Director, Chairman of the Board of Directors
Kevin M. Nichols	52	Director, Chief Executive Officer and President
Shawn J. Carsten	53	Director, Vice President and Chief Financial Officer
Lori M. Muratta	54	Vice President, General Counsel and Secretary
Alton G. Smith	59	Vice President, Operations
Steven Ledbetter	44	Vice President, Commercial
James J. Bender	63	Director
Carlos A. Fierro	58	Director
Rob L. Jones	61	Director
Margaret C. Montana	64	Director
Marcel Teunissen	46	Director
Brenda Stout (2)	48	Director
(1) Paul R.A. Goodfellow was elected as Chairman of the Board effective April 1, 2019.
(2) Brenda Stout was elected as a Director effective April 1, 2019.

Paul R. A. Goodfellow. Paul Goodfellow became a member of the Board on October 29, 2014. He was named Chairman of the Board on April 15, 2019. Since April 2019 Dr. Goodfellow has served as Executive Vice President Deep Water for Shell Energy Resources. Prior to this, Dr. Goodfellow served as Executive Vice President Wells for Shell International. Prior to this, Dr. Goodfellow served as Vice President United Kingdom and Ireland for Upstream International since February 2015 and as the Vice President Unconventionals US and Canada for Shell Upstream Americas from January 2013. Prior to this role, Dr. Goodfellow moved into the role of Vice President Development, Onshore in September 2009 for Upstream Americas responsible for field development planning, technical and technology functions. In July 2008, Dr. Goodfellow was named Venture Manager for North America Onshore. In August of 2003 he took up the role of Wells Manager for the Americas Region and in 2000, Dr. Goodfellow was assigned to Shell Exploration & Production Company as the Operations Manager for Deepwater Drilling and Completions. He has worked in a variety of wells related roles throughout the Shell Group. Dr. Goodfellow worked in the mining industry in South Africa and Finland prior to joining Shell in Holland in 1991. Dr.

Goodfellow is a Chartered Engineer and a member of the Institute of Mining and Metallurgy and the Society of Petroleum Engineers. Dr. Goodfellow earned a Bachelor of Engineering in Mining Engineering and a Ph.D. in Rock Mechanics from The Camborne School of Mines in the United Kingdom. We believe that Dr. Goodfellow’s extensive experience in the energy industry makes him well qualified to serve as a member of the Board.
Kevin M. Nichols. Kevin Nichols was named President and Chief Executive Officer of our general partner and elected as a member of the Board effective April 1, 2018. He became Vice President, Commercial of our general partner on October 29, 2014, and resigned from that role effective March 31, 2018. Prior to that, Mr. Nichols served as Vice President and General Manager, Business Development for SPLC. Mr. Nichols devotes the majority of his time to his roles at SPLC and spends time, as needed, devoted to our business and affairs. Since joining Shell in 1992, Mr. Nichols has held numerous roles of increasing responsibility in Shell, managing regions of Shell’s Retail business, and from 2008 to 2012 worked in Shell’s Downstream Strategy group in London where he set strategy for market entries and growth in Asia. Mr. Nichols earned a Bachelor of Science in Management from San Diego State University and an MBA from Rice University. We believe that Mr. Nichols’ extensive experience in the energy industry, particularly his experience in the pipeline sector, makes him well qualified to serve as an executive officer and a member of the Board.

Shawn J. Carsten. Shawn Carsten became Chief Financial Officer and Vice President of our general partner on March 1, 2017. He is a 31-year Shell executive with deep financial and operational management experience, as well as significant experience in Shell’s Upstream, Downstream and Retail businesses. Prior to his current role, Mr. Carsten served as the Downstream Controller - Americas of Equilon Enterprises LLC d/b/a Shell Oil Products US, where he was responsible for the financial results and control framework for Shell’s Downstream companies in North and South America, as well as finance operations personnel in the Americas and in Asia. Prior to his role as Controller, Mr. Carsten spent 2013 serving as the Finance Shareholding Representative for Motiva, a multi-billion dollar joint venture, where he was responsible for assessing value proposals and investment opportunities. From 2011 through 2012, Mr. Carsten served as the Finance Manager for Supply and Distribution, supporting North and South America with operational management and functional leadership for capital project development, commercial development and business performance, having served in various related capacities since 2008. Mr. Carsten holds a bachelor’s degree in Finance from the University of Colorado and a MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Carsten’s extensive experience across a wide range of energy segments, particularly his experience in financial management of domestic supply and distribution, makes him well qualified to serve as a director.
Lori M. Muratta. Lori Muratta became Vice President, General Counsel and Secretary of our general partner in 2014. In 2017, she was named Managing Counsel, Midstream & Commercial for Shell, a role she fills in addition to her role with our general partner. Ms. Muratta devotes the majority of her time to our business and affairs and also spends time devoted to the business and affairs of Shell. Prior to her current roles, from 2000 Ms. Muratta served as Senior Counsel for Shell Oil Company, where she advised the company in mergers, acquisitions, divestments, joint ventures and financings in the Upstream, Midstream and Downstream businesses. She also provided corporate law support to Shell’s U.S. subsidiaries and affiliates. Before her time at Shell, Ms. Muratta was Attorney and Manager of Communications at Solvay America, Inc. and worked as an associate at Mayor, Day, Caldwell & Keeton LLP and O’Melveny & Myers LLP. Ms. Muratta received a Bachelor of Science in Foreign Service, cum laude, from Georgetown University and a Juris Doctor, cum laude, from Harvard Law School.
Alton (Greg) G. Smith. Mr. Smith became Vice President, Operations of our general partner on October 29, 2014. Mr. Smith devotes the majority of his time to his roles at SPLC and also spends time, as needed, devoted to our business and affairs. Mr. Smith was appointed President, SPLC in November 2010. In January 2011, Mr. Smith also assumed the role of General Manager, Gulf of Mexico Operations. Prior to this appointment, he served as the Gulf of Mexico Regional Operations Manager for SPLC, a role in which he had day-to-day operations accountability for Shell’s then 3,500 miles of crude oil, chemical and product pipelines located offshore Gulf of Mexico and along the Texas/Louisiana Gulf Coast. Mr. Smith started his career with SPLC in 1983 and has held a number of assignments of increasing responsibility within Shell, primarily in engineering and operations. These roles include Manager of GOM Business Development, Control Center Manager and Manager of Distribution Operations Support and Engineering. He has served as the Chairman of the API Pipeline Committee and on the API Cybernetics Committee and the Performance Excellence Committee. Mr. Smith earned a Bachelor of Science in Electrical Engineering from The Ohio State University.

Steven Ledbetter. Mr. Ledbetter became Vice President, Commercial of our general partner on April 1, 2018. Mr. Ledbetter is a 20-year Shell executive with deep financial and operational management experience. Mr. Ledbetter served as the President of Jiffy Lube International (“Jiffy Lube”), a wholly owned subsidiary of Shell. Prior to his role as President of Jiffy Lube, Mr. Ledbetter served as Director of Key Accounts for Shell’s Consumer Lubricants business (“Lubricants”) for North America from 2010 to 2013, where he was responsible for large platform multi-site business development throughout North America. From

2009 to 2010, he worked as Deal Manager setting strategy and negotiating large platform deals for the route to market for the Lubricants business in North America. In 2007, Mr. Ledbetter was North American Consumer Finance Manager for Lubricants, responsible for financial support and economic assurance of the business. In 2004, he became a member of the leadership team for Shell’s Puget Sound Refinery in Anacortes, Washington, accountable for finance and procurement activities of the site. From 1999 to 2004, Mr. Ledbetter held various roles in SPLC, including financial support to the business, treasurer of several joint ventures, business planning and accounting. Prior to joining Shell, Mr. Ledbetter was a facility cost analyst with United States Gypsum Company based in Texas. Mr. Ledbetter holds a bachelor’s degree in Finance from Texas A&M University. The Partnership believes that Mr. Ledbetter’s extensive experience across a wide range of strategy, finance, commercial deal structuring, business transformation and business leadership makes him well qualified to serve as an executive officer.

James (Jim) J. Bender. Jim Bender became a member of the Board on October 29, 2014. Since April 2016, Mr. Bender has been employed with the Hall Estill Law Firm in Denver as Of Counsel. Since December 2015, he has served as an Advisory Board Member of Orion Energy Partners. From May 2014 to July 2014, Mr. Bender served as Senior Vice President of Special Projects of WPX Energy, Inc. (WPX), and from December 2013 to May 2014 as interim President and Chief Executive Officer of WPX. Mr. Bender served as a member of the board of directors of WPX from December 2013 to May 2014. He also served as Chairman of the board of directors of APCO Oil and Gas International Inc., (a publicly-traded affiliate of WPX) from December 2013 to August 2014. From April 2011 to December 2013, Mr. Bender served as Senior Vice President and General Counsel of WPX. Mr. Bender has served as a member of the board of directors of Two Harbors Investment Corp. since May 2013. Mr. Bender served as Senior Vice President and General Counsel of The Williams Companies, Inc. from December 2002 to December 2011 and General Counsel of Williams Partners GP LLC, the general partner of Williams Partners L.P., from September 2005 until December 2011. Mr. Bender served as the General Counsel of the general partner of Williams Pipeline Partners L.P., from 2007 until its merger with Williams Partners L.P. in August 2010. From June 1997 to June 2002, he was Senior Vice President and General Counsel of NRG Energy, Inc. Mr. Bender earned a bachelor’s degree in mathematics, summa cum laude, from St. Olaf College and a Juris Doctor, magna cum laude, from the University of Minnesota Law School. We believe that Mr. Bender’s extensive experience in the energy industry, and more specifically with sponsored master limited partnerships, makes him well qualified to serve as a member of the Board.
Carlos A. Fierro. Carlos A. Fierro became a member of the Board January 1, 2015. Mr. Fierro is a private investor and consultant based in Washington, D.C. In addition to this Board, Mr. Fierro serves on the board of directors, audit committee and governance and compensation committee of Athabasca Oil Corporation, a Canadian energy company with a focused strategy on the development of thermal and light oil assets. From May 2016 to the present, Mr. Fierro has served as a Senior Advisor to Guggenheim Securities, the investment banking arm of Guggenheim Partners. From September 2008 through June 2013, Mr. Fierro was a Managing Director and Global Head of the Natural Resources Group of Barclays, which encompasses Barclays’ oil and gas, chemicals and metals and mining businesses. Mr. Fierro joined Barclays Capital in 2008 from Lehman Brothers, where he was the Global Head of the Natural Resources Group from January 2007 through September 2008. From September 2004 through January 2007, Mr. Fierro served as Co-Head of Mergers & Acquisitions in Europe for Lehman Brothers from a base in London. Prior to that, Mr. Fierro led Lehman Brothers’ mergers and acquisitions effort in the natural resources sector for seven years, based in New York. Throughout his banking career, Mr. Fierro participated in the development, structuring, negotiation and execution of numerous merger, acquisition, divestiture, restructuring and joint venture transactions. In the natural resources sector, these included transactions for companies involved in exploration and production, refining and marketing, oil field services, mining, pipelines, petrochemicals and coal. Prior to his banking career, Mr. Fierro practiced corporate, M&A and securities law for eleven years with Baker Botts L.L.P., where he was a partner. In his practice, Mr. Fierro devoted his time principally to oil and gas transactions, including hostile takeovers, acquisitions, divestitures, public and private debt and equity financing transactions, corporate restructurings and proxy fights. Mr. Fierro holds a B.A. from the University of Notre Dame and a J.D. from Harvard University. We believe that Mr. Fierro’s extensive experience in the energy banking industry, and his work in mergers and acquisitions, makes him well qualified to serve as a member of the Board.
Rob L. Jones. Rob Jones became a member of the Board on October 29, 2014. Mr. Jones is a private investor and consultant based in Houston, Texas. Mr. Jones also currently serves as a director on the board of Spire Inc., a public utility holding company based in St. Louis, Missouri. Mr. Jones also serves as a director on the board of BancAfflicated Inc., a privately held bank based in Arlington, Texas. From September 2012 until June 2014, Mr. Jones served as an Executive in Residence at the McCombs School of Business at the University of Texas at Austin (“McCombs”). Mr. Jones continues as a guest lecturer and speaker at McCombs. Mr. Jones also served as Lead Independent Director for Susser Petroleum Partners, L.P., a publicly-traded partnership. From 2007 through June 2012, Mr. Jones was the Co-Head of Bank of America Merrill Lynch Commodities (“MLC”). MLC is a global commodities trading business and a wholly owned subsidiary of Bank of America Merrill Lynch. Prior to taking leadership of MLC in 2007, he served as Head of Merrill Lynch’s Global Energy and Power Investment Banking Group and founder of Merrill Lynch Commodities Partners, a private equity vehicle for the firm. An investment banker with Merrill Lynch and The First Boston Corporation for over 20 years, Mr. Jones worked extensively with a variety of energy and power clients, with a particular focus on the natural gas and utility sectors. From 1980 until 1985, Mr. Jones was a Financial

Associate with the oil and gas exploration and production division of Sun Company, primarily based in Dallas, Texas. He is a graduate of the University of Texas, where he received a Bachelor of Business Administration in Finance with Honors and an MBA with High Honors and was a Sord Scholar. Mr. Jones is a Life Member of the Dean’s Advisory Council of McCombs and an Emeritus Member of the Children’s Fund of Houston Texas. We believe that Mr. Jones’ extensive experience in financial and mergers and acquisitions roles in the energy banking industry and his experience as a lead independent director makes him well qualified to serve as a member of the Board.
Margaret (Peggy) C. Montana. Peggy Montana retired as Chief Executive Officer and President in June 2015 and remains a member of the Board. Employed at Shell from 1977 until 2015, Ms. Montana served in various capacities in the downstream and midstream sector during her career. Ms. Montana became Executive Vice President, US Pipelines & Special Projects - Americas in Shell Downstream Inc. in January 2014. Ms. Montana served as Executive Vice President, Supply & Distribution, from 2009 to 2014, where she was responsible for hydrocarbon supply to Shell’s downstream worldwide fuels manufacturing and marketing businesses. Prior to 2009, Ms. Montana served in the United States from 2004 as Vice President, Supply, and then Vice President, Global Distribution, where she led Shell’s fuels global terminal and distribution operations. In these various roles, Ms. Montana has led Shell’s U.S. pipeline business since 2006. Ms. Montana currently is a member of the board of directors of Contanda, a private terminal company; the board of trustees of Missouri University of Science & Technology; the Houston YMCA and a member of the board of directors of Kodiak Gas Services, a private company. Past affiliations include API Downstream Committee and the National Petroleum Council. Ms. Montana holds a Bachelor of Science in Chemical Engineering from the University of Missouri, Rolla. We believe that Ms. Montana’s extensive experience in the energy industry, particularly her experience in supply and distribution and in the pipeline sector, makes her well qualified to serve as a member of the Board.

Marcel Teunissen. Marcel Teunissen became a member of the Board on February 1, 2018. Mr. Teunissen has been with Shell for 22 years in senior finance and commercial positions, in Shell’s Upstream and Downstream businesses and in its corporate head office. Currently, Mr. Teunissen is Executive Vice President Finance, Integrated Gas & New Energies, based in The Netherlands. In this role he is responsible for finance management of a global portfolio of Upstream gas and LNG assets, and investments in renewable energy. Prior to this role, Mr. Teunissen was Vice President Finance, Integrated Gas Ventures based in Houston, Texas, responsible for finance management of global portfolio of LNG ventures. From 2015 to 2017, he was Vice President Finance, Heavy Oil, based in Calgary, Canada, responsible for the financial results of the 250kbd oil sands joint venture, which Shell divested in 2017. From 2012 to 2015, he was Vice President Financial Planning & Appraisal at Royal Dutch Shell’s head office in The Hague, Netherlands, supporting the Group’s executive committee and Board of Directors on business planning. In the 10 years before that, Mr. Teunissen was based in Singapore and involved in mergers and acquisitions, as regional supply & trading finance manager and refinery finance manager. In the early part of his career, he had the opportunity to gain experience as country Finance Manager for some of Shell's smaller businesses in the Caribbean and South America. Mr. Teunissen holds a master’s degree in Business Economics from Erasmus University in Rotterdam, The Netherlands. We believe Mr. Teunissen’s extensive global experience in financial and commercial management makes him will qualified to serve as a member of the Board.

Brenda Stout. Brenda Stout, currently Vice President Manufacturing Support and Excellence, became a member of the Board on April 1, 2019. Ms. Stout joined Shell in 2006 as a Business Improvement Leader in the Americas Region. Ms. Stout has spent most of her Shell tenure serving in key management positions at several refineries across Shell’s Global Manufacturing business, including Production Manager at the Martinez refinery in California; General Manager at the Mobile site in Alabama; and most recently, General Manager at the Pulau Bukom site in Singapore. She has also served as General Manager of Global Manufacturing Strategy Development, based in London. Prior to joining Shell, Ms. Stout spent 13 years with BP and Ineos in a variety of technical, financial and commercial roles. Ms. Stout graduated from Texas A&M University in 1993 with a Bachelor of Science degree in Chemical Engineering. We believe that Ms. Stout’s extensive refinery management and related experience makes her well qualified to serve as a member of the Board.
Board Leadership Structure
Although the chief executive officer of our general partner currently does not also serve as the chairman of the Board, the Board has no policy with respect to the separation of the offices of chairman of the Board and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the Board are designated or elected by SPLC. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
Board Role in Risk Oversight

Our corporate governance guidelines provide that the Board is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.
Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded partnership like us to have a majority of independent directors on the Board or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.
Committees of the Board of Directors
The Board has an audit committee and a conflicts committee. The Board may also have such other committees as the Board determines from time to time. Each of the standing committees of the Board has the composition and responsibilities described below.
Audit Committee
Our general partner has an audit committee composed of at least three directors, each of whom meets the independence and experience standards established by the NYSE and the Exchange Act. Our audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee. Messrs. Jones, Bender and Fierro currently serve as members of our audit committee; Mr. Jones is the committee chair. Each of Messrs. Jones, Bender and Fierro is deemed to be “financially literate” as defined by the listing standards of NYSE, and each of Messrs. Jones and Fierro is deemed an “audit committee financial expert,” as defined in SEC regulations. Our audit committee charter is posted on the “Corporate Governance” section of our website. We have a separately-designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act.
Our audit committee has reviewed and discussed the audited financial statements with management. It has also discussed with the independent auditors the matters required by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees. Our audit committee has received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. The audit committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2019 be included in this report.
Conflicts Committee
In accordance with the terms of our Partnership Agreement, at least two members of the Board will serve on our conflicts committee to review specific matters that may involve conflicts of interest. The members of our conflicts committee cannot be officers or employees of our general partner or directors, officers or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee cannot own any interest in our general partner or its affiliates or any interest in us or our subsidiaries other than common units or awards, if any, under our incentive compensation plan. Messrs. Bender, Jones and Fierro currently serve as members of our conflicts committee; Mr. Bender is the committee chair.
Governance Guidelines
We have adopted governance guidelines to assist the Board in the exercise of its responsibilities. Our corporate governance guidelines provide that the non-management directors will meet periodically in executive sessions without management participation. At least annually, all of the independent directors of our general partner meet in executive sessions without management participation or participation by non-independent directors. Currently, Mr. Goodfellow, the Chairman of the

Board, presides at the executive sessions of the non-management directors, and Mr. Jones, the Chairman of the audit committee, presides at the executive sessions of the independent directors.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during 2019, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. Our general partner does not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Shell. We and our general partner have entered into the 2019 Omnibus Agreement (as defined below) with SPLC pursuant to which, among other matters:
•SPLC makes available to our general partner the services of Shell employees who will serve as the executive officers of our general partner; and
•we pay SPLC an annual administrative fee, currently $11 million, to cover, among other things, the services provided to us by the executive officers of our general partner.

These officers and all other personnel necessary for our business to function are employed and compensated by Shell, subject to the administrative services fee in accordance with the terms of the 2019 Omnibus Agreement. Under the 2019 Omnibus Agreement, none of Shell’s long-term incentive compensation expense is allocated directly to us. We are responsible for paying the long-term incentive compensation expense, if any, associated with our long-term incentive plan described below. The executive officers of our general partner continue to participate in employee benefit plans and arrangements sponsored by Shell, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. We did not grant any awards under our long-term incentive plan to our officers or directors, nor do we have a current intent to do so. Our long-term incentive plan is described below under “—Long-Term Incentive Plan.”
Responsibility and authority for compensation-related decisions for executive officers of our general partner reside with Shell’s human resources function and the RDS Management Development Committee, as applicable. Other than compensation under our long-term incentive plan, which requires action by the Board, any such compensation decisions are not subject to any approvals by the Board or any committees thereof. Our Named Executive Officers (“NEOs”) consist of our general partner’s principal executive officer, former principal executive officer, principal financial officer and the three most highly compensated executive officers other than its principal executive officer and principal financial officer as of December 31, 2019, being:
•Kevin M. Nichols, Chief Executive Officer and President
•Shawn J. Carsten, Vice President and Chief Financial Officer
•Lori M. Muratta, Vice President, General Counsel and Secretary
•Alton G. Smith, Vice President, Operations
•Steven Ledbetter, Vice President, Commercial

Each of Mr. Nichols, Mr. Carsten, Ms. Muratta, Mr. Smith and Mr. Ledbetter devotes a significant portion of his or her time to his or her roles in Shell and spends time, as needed, directly managing our business and affairs. Pursuant to the terms of the 2019 Omnibus Agreement, we pay a fixed administrative fee to SPLC, which covers, among other things, the services provided to us by our NEOs. None of Mr. Nichols, Mr. Carsten, Ms. Muratta, Mr. Smith or Mr. Ledbetter receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we paid SPLC, we did not otherwise pay or reimburse any compensation amounts to or for them.
Summary Compensation Table
The following summarizes the total compensation paid to our NEOs for their services in relation to our business in 2019, 2018 and 2017:

Name and Principal Position (1)	Year	Salary	Bonus	Unit Awards	Option Awards	Non-Equity Incentive Compensation Plan	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kevin M. Nichols, President and Chief Executive Officer	2019 2018 2017	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Shawn J. Carsten, Vice President and Chief Financial Officer	2019 2018 2017	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Lori M. Muratta, Vice President, General Counsel and Secretary	2019 2018 2017	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Alton G. Smith, Vice President, Operations	2019 2018 2017	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Steven Ledbetter, Vice President, Commercial (2)	2019 2018 2017	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
(1) Mr. Nichols, Mr. Carsten, Ms. Muratta, Mr. Smith, and Mr. Ledbetter devoted a significant portion of their overall working time to our business. Except for the fixed management fee we paid to SPLC under the Omnibus Agreement then in effect, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2019, 2018 or 2017.
(2) Steven Ledbetter was not an NEO in 2017.

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
Base Compensation
Our NEOs earn a base salary for their services to Shell and its affiliates, which amounts are paid by Shell or its affiliates other than us. We incur only a fixed expense per month under the 2019 Omnibus Agreement with respect to the compensation paid by Shell to each of our NEOs.
Annual Cash Bonus Payments

Our NEOs are eligible to earn cash payments from Shell under Shell’s annual incentive bonus program and other discretionary bonuses that may be awarded by Shell. Any bonus payments earned by the NEOs will be paid by Shell and will be determined solely by Shell without input from us or our general partner or its board of directors. The amount of any bonus payment made by Shell will not result in changes to the contractually fixed fee for executive management services that we pay to Shell under the 2019 Omnibus Agreement.

Share-Based Compensation
Shell’s incentive compensation programs primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). Conditional awards of Royal Dutch Shell plc (“RDS”) shares are made under the terms of the Performance Share Plan (“PSP”) on a selective basis to senior personnel each year. The extent to which the awards vest is determined over a three-year performance period. Half of the award is linked to the key performance indicators, averaged over the period. The other half of the award is linked to a comparison with four main competitors of RDS over the period on the basis of four relative performance measures. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered. Shares are awarded subject to a three-year vesting period.
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the PSP. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2019, 2018 and 2017 were immaterial.
Long-Term Equity-Based Incentive Compensation
Shell maintains a long-term incentive program pursuant to which it grants equity based awards in Royal Dutch Shell plc to certain of its executives and employees. Our NEOs may receive awards under Shell’s equity incentive plan from time to time as may be determined by the RDS Management Development Committee. The amount of any long-term incentive compensation made by Shell will not result in changes to the contractually fixed fee for executive management services that we will pay to Shell under the 2019 Omnibus Agreement.
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
Non-Employee Director Compensation Table
The following summarizes the compensation for our non-employee directors for 2019.

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
James J. Bender	223,000	—	—	—	—	—	—	223,000
Carlos A. Fierro	205,000	—	—	—	—	—	—	205,000
Curtis R. Frasier	42,500	—	—	—	—	—	—	42,500
Rob L. Jones	224,000	—	—	—	—	—	—	224,000
Margaret C. Montana	166,000	—	—	—	—	—	—	166,000

Pay Ratio Disclosure
We do not have any employees. The officers and all other personnel necessary for our business are employed and compensated by Shell, subject to the administrative services fee in accordance with the terms of the 2019 Omnibus Agreement and our operating agreements. Therefore we are unable to provide an estimate of the relationship of the median of the annual total compensation of our employees and the annual total compensation of our chief executive officer.

Long-Term Incentive Plan
Our general partner has adopted the Shell Midstream Partners, L.P. 2014 Incentive Compensation Plan (“LTIP”) for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. Our general partner may issue our executive officers and other service providers long-term equity based awards under the LTIP, which awards would compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unit holders. Our general partner has not issued, and does not currently intend to issue, any awards under the LTIP.
We are responsible for the cost of awards granted under our LTIP and all determinations with respect to awards, if any, to be made under our LTIP will be made by the Board or any committee thereof that may be established for such purpose or by any delegate of the Board, subject to applicable law, which we refer to as the plan administrator. We currently expect that the Board or a committee thereof will be designated as the plan administrator. The following description reflects the principal terms that are currently expected to be included in the LTIP.
General
The LTIP permits the Board or any applicable committee or delegate thereof, in its discretion, subject to applicable law, from time to time to grant unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards, if any, under the LTIP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders. The LTIP limits the number of units that may be delivered pursuant to vested awards to 6,000,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited or otherwise terminated without delivery of the common units are generally available for delivery pursuant to other awards, as provided in the LTIP.
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
Other Unit-based Awards
The LTIP may also permit the grant of “other unit-based awards,” which are awards that, in whole or in part, are valued or based on or related to the value of a common unit. The vesting of any other unit-based award may be based on a grantee’s continued service, the achievement of performance criteria or other measures. On vesting or on a deferred basis upon specified future dates or events, any other unit-based award may be paid in cash and/or in units (including restricted units) or any combination thereof as the administrator of the LTIP may determine.
Source of Common Units
Common units to be delivered with respect to awards may be newly issued units, common units acquired by us or our general partner in the open market, common units already owned by our general partner or us, common units acquired by our general partner directly from us or any other person or any combination of the foregoing.
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
Termination of Employment
The LTIP provides the administrator with the discretion to determine in each award agreement the effect of a termination of a grantee’s employment, membership on our general partner’s Board or other service arrangement on the grantee’s outstanding awards.
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
Compensation Committee Report
We do not have a compensation committee. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the Board. The Board has reviewed and discussed the Compensation Discussion and Analysis presented above with management and, based on such review and discussions, the board has approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.
Members of the board of directors of Shell Midstream Partners GP LLC:
Paul R. A. Goodfellow
Kevin M. Nichols
Shawn J. Carsten
James J. Bender
Carlos A. Fierro
Rob L. Jones
Margaret C. Montana
Marcel Teunissen
Brenda Stout
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Shell Midstream Partners, L.P. held by beneficial owners of 5% or more of the common units, by each director, director nominee and named executive officer of our general partner and by the directors, director nominee and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 233,289,537 common units outstanding as of February 20, 2020.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Shell Pipeline Company LP (2)	109,457,304	46.9%
Tortoise Capital Advisors, L.L.C. 11550 Ash Street, Suite 300, Leawood, Kansas 66211 (3)	21,281,451	9.1%
ALPS Advisors, Inc. 1290 Broadway, Suite 1100, Denver CO 80203 (4)	14,825,754	6.4%
Alerian MLP ETF 1290 Broadway, Suite 1100, Denver, CO 80203 (5)	14,775,943	6.3%
James J. Bender	25,000	—%
Rob L. Jones	15,000	—%
Margaret C. Montana	13,335	—%
Kevin M. Nichols	8,500	—%
Shawn J. Carsten	7,500	—%
Alton G. Smith	5,000	—%
Carlos A. Fierro	3,000	—%
Lori M. Muratta	2,960	—%
Paul R. A. Goodfellow	—	—%
Marcel Teunissen	—	—%
Steven Ledbetter	—	—%
Brenda Stout	—	—%
Directors and executive officers as a group (12 persons)	80,295	—%
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
(3) Based solely on a Schedule 13G/A filed by Tortoise Capital Advisors, L.L.C. on February 14, 2020. Tortoise Capital Advisors, L.L.C. has sole voting power over 1,315,511 common units, shared voting power over 17,836,862 common units, sole dispositive power over 1,315,511 common units and shared dispositive power over 19,965,940 common units.
(4) Based solely on a Schedule 13G/A filed by ALPS Advisors, Inc. (“ALPS”) on February 7, 2020. ALPS has shared voting power and dispositive power over 14,825,754 common units. ALPS disclaims beneficial ownership of these units. ALPS reported that it is an investment advisor registered under the Investment Advisors Act of 1940 and provides investment advice to investment companies registered under the Investment Company Act of 1940 and that Alerian MLP ETF (“Alerian”) is one of the investment companies to which ALPS provides investment advice (see note 5 below). ALPS also reported that, in its role as investment advisor, it has voting and/or investment power over our securities owned by Alerian, it may be deemed to be the beneficial owner of such securities, all such securities are owned by Alerian and ALPS disclaims beneficial ownership of such securities.
(5) Based solely on a Schedule 13G/A filed by Alerian on February 7, 2020. Alerian has shared voting power and shared dispositive power over 14,775,943 common units. Alerian reported that it is an investment company registered under the Investment Company of 1940 to which ALPS provides investment advice (see note 4 above).

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about all existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (1)	—	—	6,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	6,000,000

(1) The amounts shown represents common units available under the LTIP as of December 31, 2019. No awards have been made under the LTIP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 20, 2020, the general partner and its affiliates owned 109,457,304 common units, representing a 46% limited partner interest in us, and all of our incentive distribution rights. In addition, our general partner owned 4,761,012 general partner units representing a 2% general partner interest in us. See Part III, Item 10. Directors, Executive Officers and Corporate Governance – Management of Shell Midstream Partners, L.P. in this report for additional information regarding director independence.
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
Operational Stage

Distributions of available cash to our general partner and its affiliates	We generally make cash distributions of 98% to the common unitholders pro rata, including SPLC, as holder of an aggregate of 109,457,304 common units (46% of all units outstanding) and 2% to our general partner, assuming it makes all capital contributions necessary to maintain its 2% general partner interest in us. In addition, if cash distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner entitle our general partner to increasing percentages of the cash distributions, up to 48.0% of the cash distributions above the highest target distribution level.

Payments to our general partner and its affiliates	Pursuant to our Partnership Agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the 2019 Omnibus Agreement, we pay an annual fee, currently $11 million, to SPLC for general and administrative services. In addition, we reimburse our general partner and SPLC, as applicable, pursuant to our management agreement and operational and administrative management agreements for each of Pecten, Sand Dollar and Triton.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
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
Omnibus Agreement
In connection with the IPO, we entered into an Omnibus Agreement with SPLC and our general partner. On February 19, 2019, we, our general partner, SPLC, the Operating Company and Shell Oil Company terminated the Omnibus Agreement effective as of February 1, 2019, and we, our general partner, SPLC and the Operating Company entered into a new Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”).

The 2019 Omnibus Agreement addresses, among other things, the following matters:

•our payment of an annual administrative fee, currently $11 million, for the provision of certain services by SPLC;
•our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf; and
•SPLC’s obligation to indemnify us for certain environmental and other liabilities, and our obligation to indemnify SPLC for certain environmental and other liabilities related to our assets to the extent SPLC is not required to indemnify us.
So long as SPLC controls our general partner, the 2019 Omnibus Agreement will remain in full force and effect. If SPLC ceases to control our general partner, either party may terminate the 2019 Omnibus Agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. During 2019 and 2018, neither we nor SPLC made any claims for indemnifications under the 2019 Omnibus Agreement. For additional information, see Note 4 — Related Party Transactions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Trade Marks License Agreement
We, our general partner and SPLC entered into a Trade Marks License Agreement with Shell Trademark Management Inc. effective as of February 1, 2019. The Trade Marks License Agreement grants us the use of certain Shell trademarks and trade names and expires on January 1, 2024 unless earlier terminated by either party upon 360 days’ notice. For additional information, see Note 4 — Related Party Transactions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Operating Agreements
On December 1, 2019, we entered into an Operating and Administrative Management Agreement with SPLC (the “2019 Operating Agreement”). Pursuant to the 2019 Operating Agreement, SPLC provides certain operations, maintenance and administrative services for the assets wholly owned by Pecten, Sand Dollar and Triton (collectively, the “Owners”). The Owners are required to reimburse SPLC for certain costs in connection with the services that SPLC provides pursuant to the 2019 Operating Agreement. SPLC and the Owners each provide standard indemnifications as operator and asset owners, respectively. Upon entering into the 2019 Operating Agreement, certain operating agreements previously entered into between SPLC and each of the Owners were terminated.
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
Beginning July 1, 2014, Zydeco entered into an operating and management agreement with SPLC under which SPLC provides general management and administrative services to us. Therefore, we do not receive allocated corporate expenses from SPLC or Shell under this agreement. We receive direct and allocated field and regional expenses including payroll expenses not covered under this agreement.

For amounts paid under these agreements, see Note 4 — Related Party Transactions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017. Reimbursements settled in the years ended December 31, 2019, 2018 and 2017 were not material to our consolidated statements of income.
Procedures for Review, Approval or Ratification of Transactions with Related Parties
The Board has adopted policies for the review, approval and ratification of transactions with related persons. For the purposes of the policy, a “related person” is expected to be any director or executive officer of our general partner, any unitholder known to us to be the beneficial owner of more than 5.0% of the our common units, and any immediate family member of any such person, and a “related person transaction” is expected to be generally a transaction in which we are, or our general partner or any of our subsidiaries is, a participant, the amount involved exceeds $0.1 million, and a related person has a direct or indirect material interest. Transactions resolved under the conflicts provision of the Partnership Agreement are not required to be reviewed or approved under the policy.
The policy sets forth certain categories of transactions that are deemed to be pre-approved by the audit committee of the Board under the policy. After applying these categorical standards and weighing all of the facts and circumstances, the audit committee of the Board must then either approve or reject the transaction in accordance with the terms of the policy.
The Board has adopted a written policy, under which a director would be expected to bring to the attention of the Board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the Board, be determined by a majority of the disinterested directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services performed by our independent registered public accounting firm, Ernst & Young LLP, for 2019 and 2018.

	2019	2018
Fees
Audit fees (1)	$2	$2
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2	$2
(1) Fees for audit services related to the fiscal year consolidated audit, quarterly reviews and services that were provided in connection with registration statements, statutory and regulatory filings.

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
2. Financial Statement Schedules
The following financial statement schedules are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company LLC	Financial Statements as of and for the three years ended December 31, 2019 (audited)
Amberjack Pipeline Company LLC	Financial Statements as of and for the two years ended December 31, 2019 (audited)
All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
3. Exhibits
The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

SHELL MIDSTREAM PARTNERS, L.P.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	06/18/2014	333-196850
3.2	First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P. , dated as of November 3, 2014	8-K	3.1	11/03/2014	001-36710
3.3	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated February 26, 2018	8-K	3.1	2/28/2018	001-36710
3.4	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated December 21, 2018	8-K	3.1	12/21/2018	001-36710
3.5	Amended and Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	06/18/2014	333-196850
3.6	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC, dated as of November 3, 2014	8-K	3.2	11/03/2014	001-36710
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Omnibus Agreement dated November 3, 2014 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC, Shell Midstream Operating LLC and, solely for the purposes of Articles 4 and 5, Shell Oil Company	8-K	10.2	11/03/2014	001-36710
10.2	Common Unit Purchase Agreement dated February 1, 2018, between Shell Midstream Partners, L.P. and Shell Midstream LP Holdings LLC	8-K	10.1	02/05/2018	001-36710
10.3#	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/03/2014	001-36710
10.4	Zydeco Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.5	11/03/2014	001-36710
10.5	Shell Midstream Partners Amended and Restated 364-Day Revolving Credit Facility Agreement, dated as of February 22, 2016, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Centre (West) Inc., as the Lender	8-K	10.1	02/26/2016	001-36710
10.6	Contribution Agreement, dated as of May 17, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/17/2016	001-36710
10.7	Share Sale and Purchase Agreement, dated as of July 25, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	07/29/2016	001-36710
10.8	Purchase and Sale Agreement, dated as of September 27, 2016, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	09/28/2016	001-36710
10.9	Shell Midstream Partners Loan Facility Agreement, dated as of February 27, 2017, between Shell Midstream Partners, L.P. and Shell Treasury Center (West) Inc.	8-K	10.1	02/27/2017	001-36710
10.10	Purchase and Sale Agreement dated as of May 4, 2017, by and among Shell Pipeline Company LP, Shell GOM Pipeline Company LLC, Shell Chemical LP, Shell Midstream Partners, L.P., Shell Midstream Operating LLC, Pecten Midstream LLC and Sand Dollar Pipeline LLC	8-K	10.1	05/05/2017	001-36710
10.11	Membership Interest Purchase Agreement, effective as of October 16, 2017, by and among Shell Midstream Operating LLC and CPB Member LLC	8-K	10.1	10/20/2017	001-36710
10.12	Purchase and Sale Agreement dated as of November 22, 2017, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	11/28/2017	001-36710
10.13	Shell Midstream Partners Revolving Credit Facility Agreement, dated as of December 1, 2017, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as Lender	8-K	10.1	12/05/2017	001-36710
10.14	Purchase and Sale Agreement dated May 9, 2018, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.1	05/14/2018	001-36710
10.15	Shell Midstream Partners, L.P. Fixed Credit Facility, dated August 1, 2018, between Shell Midstream Partners, L.P., as the as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	08/02/2018	001-36710

10.16	Shell Midstream Partners, L.P. Third Amended and Restated Credit Facility Agreement, dated as of August 1, 2018, between Shell Midstream Partners, L.P., as the as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	08/02/2018	001-36710
10.17	Omnibus Agreement Termination Agreement dated February 1, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC, Shell Midstream Operating LLC and Shell Oil Company	10-K	10.17	02/21/2019	001-36710
10.18	Omnibus Agreement dated effective February 1, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC and Shell Midstream Operating LLC	10-K	10.18	02/21/2019	001-36710
10.19	Trade Marks License Agreement dated effective February 1, 2019 by and among Shell Trademark Management Inc, Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Partners GP LLC	10-K	10.19	02/21/2019	001-36710
10.20	Contribution Agreement dated as of May 10, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/13/2019	001-36710
10.21	Shell Midstream Partners, L.P. Credit Facility, dated as of June 4, 2019, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	06/06/2019	001-36710
10.22	Revolving Loan Facility Agreement, dated as of August 6, 2019, between Zydeco Pipeline Company LLC, as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	10-Q	10.3	08/02/2019	001-36710
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Financial Statements of Mars Oil Pipeline Company LLC for the three years ended December 31, 2019 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
99.2*	Financial Statements of Amberjack Oil Pipeline Company LLC for the two years ended December 31, 2019 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SHELL MIDSTREAM PARTNERS, L.P.

By: Shell Midstream Partners GP LLC, its general partner

February 20, 2020	/s/ Shawn J. Carsten
Shawn J. Carsten Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 20, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Kevin M. Nichols	Director, President and Chief Executive Officer Shell Midstream Partners GP LLC (principal executive officer)
Kevin M. Nichols

/s Shawn J. Carsten	Director, Vice President and Chief Financial Officer Shell Midstream Partners GP LLC (principal accounting officer and principal financial officer)
Shawn J. Carsten

/s/ Paul R.A. Goodfellow	Chairman of the Board of Directors Shell Midstream Partners GP LLC
Paul R.A. Goodfellow

/s/ Rob L. Jones	Director Shell Midstream Partners GP LLC
Rob L. Jones

/s/ James J. Bender	Director Shell Midstream Partners GP LLC
James J. Bender

/s/ Carlos A. Fierro	Director Shell Midstream Partners GP LLC
Carlos A. Fierro

/s/ Margaret C. Montana	Director Shell Midstream Partners GP LLC
Margaret C. Montana

/s/ Marcel Teunissen	Director Shell Midstream Partners GP LLC
Marcel Teunissen

/s/ Brenda Stout	Director Shell Midstream Partners GP LLC
Brenda Stout