Form 10-Q
period 2020-03-31
Shell Midstream Partners, L.P.
filed 2020-05-07
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

The registrant had 393,289,537 common units outstanding as of May 7, 2020.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$31	$42
Transportation, terminaling and storage services – related parties	69	64
Product revenue – third parties	—	1
Product revenue – related parties	7	10
Lease revenue – related parties	14	14
Total revenue	121	131
Costs and expenses
Operations and maintenance – third parties	14	13
Operations and maintenance – related parties	14	14
Cost of product sold	15	9
Loss from revision of asset retirement obligation	—	2
General and administrative – third parties	3	1
General and administrative – related parties	12	11
Depreciation, amortization and accretion	13	12
Property and other taxes	5	4
Total costs and expenses	76	66
Operating income	45	65
Income from equity method investments	112	70
Dividend income from other investments	—	14
Other income	9	8
Investment, dividend and other income	121	92
Interest expense, net	24	20
Income before income taxes	142	137
Income tax expense	—	—
Net income	142	137
Less: Net income attributable to noncontrolling interests	4	5
Net income attributable to the Partnership	$138	$132
General partner’s interest in net income attributable to the Partnership	$55	$27
Limited Partners’ interest in net income attributable to the Partnership	$83	$105

Net income per Limited Partner Unit - Basic and Diluted:
Common	$0.36	$0.47

Distributions per Limited Partner Unit	$0.460	$0.415

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units – public	123.8	123.8
Common units – SPLC	109.5	100.0
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$292	$290
Accounts receivable – third parties, net	10	12
Accounts receivable – related parties	32	29
Allowance oil	4	12
Prepaid expenses	13	16
Total current assets	351	359
Equity method investments	912	926
Property, plant and equipment, net	717	726
Operating lease right-of-use assets	4	4
Other investments	2	2
Other assets – related parties	2	2
Total assets	$1,988	$2,019
LIABILITIES
Current liabilities
Accounts payable – third parties	$1	$5
Accounts payable – related parties	8	10
Deferred revenue – third parties	1	—
Deferred revenue – related party	1	—
Accrued liabilities – third parties	12	12
Accrued liabilities – related parties	17	19
Total current liabilities	40	46
Noncurrent liabilities
Debt payable – related party	2,692	2,692
Operating lease liabilities	4	4
Finance lease liabilities	24	24
Other unearned income	2	2
Total noncurrent liabilities	2,722	2,722
Total liabilities	2,762	2,768
Commitments and Contingencies (Note 12)
(DEFICIT) EQUITY
Common unitholders – public (123,832,233 units issued and outstanding as of both March 31, 2020 and December 31, 2019)	3,437	3,450
Common unitholder – SPLC (109,457,304 units issued and outstanding as of both March 31, 2020 and December 31, 2019)	(214)	(203)
General partner – SPLC (4,761,012 units issued and outstanding as of both March 31, 2020 and December 31, 2019)	(4,014)	(4,014)
Accumulated other comprehensive loss	(8)	(8)
Total partners’ deficit	(799)	(775)
Noncontrolling interests	25	26
Total deficit	(774)	(749)
Total liabilities and deficit	$1,988	$2,019

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(in millions of dollars)
Net income	$142	$137
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—
Comprehensive income	$142	$137
Less comprehensive income attributable to:
Noncontrolling interests	4	5
Comprehensive income attributable to the Partnership	$138	$132

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$142	$137
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	13	12
Loss from revision of asset retirement obligation	—	2
Allowance oil reduction to net realizable value	8	—
Undistributed equity earnings	—	(3)
Changes in operating assets and liabilities
Accounts receivable	(3)	5
Allowance oil	—	2
Prepaid expenses and other assets	3	4
Accounts payable	(3)	(1)
Deferred revenue and other unearned income	2	(8)
Net cash provided by operating activities	162	150
Cash flows from investing activities
Capital expenditures	(7)	(10)
Contributions to investment	—	(5)
Return of investment	14	8
Net cash provided by (used in) investing activities	7	(7)
Cash flows from financing activities
Distributions to noncontrolling interests	(5)	(3)
Distributions to unitholders and general partner	(162)	(129)
Other contributions from Parent	—	7
Net cash used in financing activities	(167)	(125)
Net increase in cash and cash equivalents	2	18
Cash and cash equivalents at beginning of the period	290	208
Cash and cash equivalents at end of the period	$292	$226
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$(4)	$2
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$3,450	$(203)	$(4,014)	$(8)	$26	$(749)
Net income	44	39	55	—	4	142
Distributions to unitholders and general partner	(57)	(50)	(55)	—	—	(162)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance as of March 31, 2020	$3,437	$(214)	$(4,014)	$(8)	$25	$(774)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Noncontrolling Interests	Total
Balance as of December 31, 2018	$3,459	$(198)	$(3,543)	$25	$(257)
Impact of change in accounting policy (Note 3)	(4)	(5)	—	—	(9)
Net income	58	47	27	5	137
Other contributions from Parent	—	—	7	—	7
Distributions to unitholders and general partner	(49)	(40)	(40)	—	(129)
Distributions to noncontrolling interests	—	—	—	(3)	(3)
Balance as of March 31, 2019	$3,464	$(196)	$(3,549)	$27	$(254)

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

1. Description of Business and Basis of Presentation

Shell Midstream Partners, L.P. (“we,” “us,” “our,” “SHLX” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (the “Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (“general partner” or “sponsor”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

Description of Business

We own, operate, develop and acquire pipelines and other midstream assets. As of March 31, 2020, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil and refined products through our pipelines and storage tanks, and generate income from our equity and other investments. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of March 31, 2020:

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

Basis of Presentation

Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation

S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”) unless otherwise described herein. The unaudited consolidated financial statements for the three months ended March 31, 2020 and March 31, 2019 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2019 Annual Report.

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

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2019 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2020, other than those noted below.

Allowance for Expected Credit Losses

Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on third party accounts receivable due from shippers and operators based on current expected credit losses. As of March 31, 2020 and December 31, 2019, we did not have a material amount of allowance for doubtful accounts.

Recent Accounting Pronouncements

Standards Adopted as of January 1, 2020

In June 2016, the FASB issued ASU 2016-13 to Topic 326, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. The measurement of current expected credit losses under the new guidance is applicable to financial assets measured at amortized cost, including third-party trade receivables. We adopted the new standard effective January 1, 2020 using the modified retrospective method for all financial assets measured. No cumulative-effect adjustment to retained earnings was required upon adoption. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

2. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

For a description of applicable agreements, see Note 3—Acquisitions and Divestiture in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

2019 Omnibus Agreement

On November 3, 2014, we entered into an Omnibus Agreement with SPLC and our general partner concerning our payment of an annual general and administrative services fee to SPLC as well as our reimbursement of certain costs incurred by SPLC on our behalf. On February 19, 2019, we, our general partner, SPLC, the Operating Company and Shell Oil Company terminated the Omnibus Agreement effective as of February 1, 2019, and we, our general partner, SPLC and the Operating Company entered into a new Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”). On February 18, 2020, pursuant to the 2019 Omnibus Agreement, the Board of Directors of our general partner (the “Board”) approved a 3% inflationary increase to the annual general and administrative fee for 2020.

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

Under the 2019 Omnibus Agreement, SPLC agreed to indemnify us against tax liabilities relating to our assets acquired at our initial public offering (our “initial assets”) that are identified prior to the date that is 60 days after the expiration of the statute of limitations applicable to such liabilities. This obligation has no threshold or cap. We in turn agreed to indemnify SPLC against events and conditions associated with the ownership or operation of our initial assets (other than any liabilities against which SPLC is specifically required to indemnify us as described above).

During the three months ended March 31, 2020, neither we, nor SPLC, made any claims for indemnification under the 2019 Omnibus Agreement.

Trade Marks License Agreement

We, our general partner and SPLC entered into a Trade Marks License Agreement with Shell Trademark Management Inc. effective as of February 1, 2019. The Trade Marks License Agreement grants us the use of certain Shell trademarks and trade names and expires on January 1, 2024 unless earlier terminated by either party upon 360 days’ notice.

Tax Sharing Agreement

For a discussion of the Tax Sharing Agreement, see Note 4—Related Party Transactions—Tax Sharing Agreement in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

Other Agreements

We have entered into several other customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements. See Note 4—Related Party Transactions—Other Agreements in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

Partnership Agreement

On December 21, 2018, we executed Amendment No. 2 (the “Second Amendment”) to the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014 (as so amended, our “partnership agreement”). Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the Partnership's incentive distribution rights (“IDRs”) by: (1) $17 million for the three months ended March 31, 2019, (2) $17 million for the three months ended June 30, 2019 and (3) $16 million for the three months ended September 30, 2019.

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both March 31, 2020 and December 31, 2019. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both March 31, 2020 and December 31, 2019.

Other Related Party Balances

Other related party balances consist of the following:

	March 31, 2020	December 31, 2019
Accounts receivable	$32	$29
Prepaid expenses	11	15
Other assets	2	2
Accounts payable (1)	8	10
Deferred revenue	1	—
Accrued liabilities (2)	17	19
Debt payable (3)	2,692	2,692
(1) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(2) As of March 31, 2020, Accrued liabilities reflects $17 million accrued interest. As of December 31, 2019, Accrued liabilities reflects $18 million accrued interest and $1 million other accrued liabilities.
(3) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2 million as of both March 31, 2020 and December 31, 2019.

Related Party Credit Facilities

We have entered into five credit facilities with Shell Treasury Center (West) Inc. (“STCW”): the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility. Zydeco has also entered into the 2019 Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 6 – Related Party Debt in this report and Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three months ended March 31, 2020 and March 31, 2019 is disclosed in Note 9 – Revenue Recognition.

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

	Three Months Ended March 31,
	2020	2019
Allocated operating expenses	$4	$5
Insurance expense (1)	5	4
Other (2)	5	5
Operations and maintenance – related parties	$14	$14

Allocated general corporate expenses	$7	$6
Management Agreement fee	2	2
Omnibus Agreement fee	3	3
General and administrative – related parties	$12	$11
(1) The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell. The remaining coverage is provided by third-party insurers.
(2) Other expenses primarily relate to salaries and wages and other payroll expenses.

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for both the three months ended March 31, 2020 and March 31, 2019 were $2 million. Our share of defined contribution benefit plan costs for both the three months ended March 31, 2020 and March 31, 2019 were $1 million. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.

Share-based Compensation

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan, Shell’s incentive compensation program. Share-based compensation expense is included in General and administrative – related parties in the accompanying unaudited consolidated statements of income. These costs for both the three months ended March 31, 2020 and March 31, 2019 were not material.

Equity and Other Investments

We have equity and other investments in various entities. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 3 – Equity Method Investments for additional details.

Reimbursements

Total reimbursements received for the three months ended March 31, 2020 were not material and for the three months ended March 31, 2019 were $7 million. These reimbursements are included in Other contributions from Parent in the accompanying unaudited consolidated statements of cash flows. As the directional drill project on the Zydeco pipeline system was finalized at the end of 2019, the amount incurred by the project and claims for reimbursement from our Parent in the three months ended March 31, 2020 were immaterial. During the three months ended March 31, 2019, we filed claims for reimbursement from our Parent of $7 million. For each of these periods, this amount reflects our proportionate share of the Zydeco directional drill project costs and expenses.

3. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	March 31, 2020		December 31, 2019
	Ownership	Investment Amount	Ownership	Investment Amount
Amberjack – Series A / Series B	75.0% / 50.0%	$418	75.0% / 50.0%	$426
Mars	71.5%	160	71.5%	161
Bengal	50.0%	87	50.0%	88
Permian Basin	50.0%	90	50.0%	91
LOCAP	41.48%	9	41.48%	9
Explorer	38.59%	85	38.59%	88
Poseidon	36.0%	—	36.0%	—
Colonial	16.125%	30	16.125%	30
Proteus	10.0%	15	10.0%	15
Endymion	10.0%	18	10.0%	18
		$912		$926

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of March 31, 2020 and December 31, 2019, the unamortized basis differences included in our equity investments are $90 million and $92 million, respectively. For the three months ended March 31, 2020 and March 31, 2019, the net amortization expense was $2 million and $1 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. Further, we have no commitments to provide further financial support to Poseidon. As such, we have recorded excess distributions in Other income of $9 million and $8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Once our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended March 31,
	2020	2019
Amberjack	$29	$32
Mars	31	29
Bengal	5	5
Explorer (1)	14	—
Colonial (1)	27	—
Other (2)	6	4
	$112	$70
(1) We acquired additional interests in Explorer and Colonial in June 2019. The acquisition of these interests has been accounted for prospectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

The adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and all related accounting standards updates to such Topic (collectively, “the revenue standard”) for the majority of our equity method investments followed the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin, which adopted on January 1, 2018. As a result of the adoption of the revenue standard on January 1, 2019, we recognized our proportionate share of Amberjack’s cumulative effect transition adjustments as a decrease to opening equity (deficit) in the amount of $9 million under the modified retrospective transition method.

Under ASC Topic 842, Leases, the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2020 or 2021 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019. There was no material impact on the Partnership's consolidated financial statements as a result of the adoption of the lease standard.

We assess our equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. Due to the change in market conditions, as of March 31, 2020, we evaluated whether an impairment indicator existed. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of our equity method investments. However, if the facts and circumstances change in the near term and indicate a loss in value that is other than temporary, we will re-evaluate whether the carrying amount of our equity method investments may not be recoverable.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected unaudited income statement data reflects activity from the date of the acquisition.

	Three Months Ended March 31, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$76	$19	$57	$57
Mars	72	28	44	44
Bengal	17	7	10	10
Explorer	96	47	49	38
Colonial	401	163	238	169
Poseidon	33	9	24	22
Other (1)	57	27	30	25
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended March 31, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$81	$19	$62	$62
Mars	63	22	41	41
Bengal	18	7	11	11
Poseidon	31	9	22	20
Other (1)	30	18	12	9
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Capital Contributions

We make capital contributions for our pro-rata interest in Permian Basin to fund capital and other expenditures. For the three months ended March 31, 2020, we made no capital contribution, and for the three months ended March 31, 2019, we made capital contributions of $5 million.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	March 31, 2020	December 31, 2019
Land	—	$11	$11
Building and improvements	10 - 40 years	40	40
Pipeline and equipment (1)	10 - 30 years	1,245	1,228
Other	5 - 25 years	33	33
		1,329	1,312
Accumulated depreciation and amortization (2)		(626)	(613)
		703	699
Construction in progress		14	27
Property, plant and equipment, net		$717	$726
(1) As of both March 31, 2020 and December 31, 2019, includes costs of $369 million, related to assets under operating lease (as lessor). As of both March 31, 2020 and December 31, 2019, includes cost of $23 million, related to right-of-use (“ROU”) assets under finance lease (as lessee).
(2) As of March 31, 2020 and December 31, 2019, includes accumulated depreciation of $136 million and $133 million, respectively, related to assets under operating lease (as lessor). As of March 31, 2020 and December 31, 2019, includes accumulated amortization of $7 million and $6 million, respectively, related to ROU assets under finance lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three months ended March 31, 2020 and March 31, 2019 was $13 million and $12 million, respectively, and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating leases (as lessor) and finance leases (as lessee).

We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of our assets may not be recoverable. Due to the change in market conditions, as of March 31, 2020, we evaluated whether an impairment indicator existed. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of property, plant and equipment. However, if market conditions deteriorate further or continue to persist for an extended period of time, we may be required to assess the recoverability of our long-lived assets which could result in an impairment.

5. Accrued Liabilities – Third Parties

Accrued liabilities – third parties consist of the following as of the dates indicated:

	March 31, 2020	December 31, 2019
Project accruals	$4	$5
Property taxes	5	4
Other accrued liabilities	3	3
Accrued liabilities – third parties	$12	$12

See Note 2—Related Party Transactions for a discussion of Accrued liabilities – related parties.

6. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	March 31, 2020			December 31, 2019
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Ten Year Fixed Facility	$600	$600	$—	$600	$600	$—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	600	600	—	600	600	—
2019 Zydeco Revolver	—	30	30	—	30	30
Unamortized debt issuance costs	(2)	n/a	n/a	(2)	n/a	n/a
Debt payable – related party	$2,692	$3,590	$896	$2,692	$3,590	$896
For the three months ended March 31, 2020 and March 31, 2019, interest and fee expenses associated with our borrowings, net of capitalized interest, were $24 million and $20 million, respectively. We paid $25 million and $20 million, respectively, during the three months ended March 31, 2020 and March 31, 2019.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of March 31, 2020, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,790 million, respectively. As of December 31, 2019, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,825 million, respectively.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2019 Annual Report.

Borrowings and repayments under our credit facilities for the three months ended March 31, 2020 and March 31, 2019 are disclosed in our unaudited consolidated statements of cash flows. See Note 8 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period.

7. Accumulated Other Comprehensive Loss

As a result of the acquisition in June 2019, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The acquisition in June 2019 is accounted for as a transaction between entities under common control on a prospective basis and we have recorded the acquisition on our unaudited consolidated balance sheet at SPLC’s historical basis, which included accumulated other comprehensive loss. Our assumption of the accumulated other comprehensive loss balance had no effect on our comprehensive income during the period as the balance was accumulated while under the ownership of SPLC.

8. (Deficit) Equity

Our capital accounts are comprised of 2% general partner interests and 98% limited partner interests. The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under our partnership agreement. Our general partner participates in our distributions and also, as of March 31, 2020, held IDRs that entitled it to receive increasing percentages of the cash we distribute from operating surplus.

Shelf Registrations

We have a universal shelf registration statement on Form S-3 on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units and partnership securities representing limited partner units. We also have on file with the SEC a shelf registration statement on Form S-3 relating to $1,000,000,000 of common units and partnership securities representing limited partner units to be used in connection with the “at-the-market” equity distribution program, direct sales, or other sales consistent with the plan of distribution set forth in the registration statement.

At-the-Market Program

We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. During both the three months ended March 31, 2020 and March 31, 2019, we did not have any sales under this program.

Units Outstanding

As of March 31, 2020 and December 31, 2019, we had 233,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 109,457,304 common units, representing an aggregate 46% limited partner interest in us, all of the IDRs, and 4,761,012 general partner units, representing a 2% general partner interest in us.

Distributions to our Unitholders

Under the Second Amendment, our sponsor elected to waive $50 million of IDRs in 2019 to be used for future investment by the Partnership. See Note 2 - Related Party Transactions for terms of the Second Amendment.

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Common	IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2019	December 31, 2018	49	40	37	3	129	$0.4000
May 15, 2019	March 31, 2019 (1)	51	42	23	3	119	0.4150
August 14, 2019	June 30, 2019 (1)	53	47	28	3	131	0.4300
November 14, 2019	September 30, 2019 (1)	56	48	33	3	140	0.4450
February 14, 2020	December 31, 2019	57	50	52	3	162	0.4600
May 15, 2020	March 31, 2020 (2)	57	50	52	3	162	0.4600
(1) Includes the impact of waived distributions to the holders of IDRs. See Note 2—Related Party Transactions for additional information.
(2) For more information, see Note 13— Subsequent Events.
Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for the three months ended March 31, 2020 and March 31, 2019 were both $1 million, respectively. Distributions to GEL for its noncontrolling interest in Odyssey for the three months ended March 31, 2020 and March 31, 2019 were $4 million and $2 million, respectively. See Note 2—Related Party Transactions for additional details.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended March 31,
	2020	2019
Transportation services revenue – third parties	$29	$40
Transportation services revenue – related parties (1)	55	50
Storage services revenue – third parties	2	2
Storage services revenue – related parties	2	2
Terminaling services revenue – related parties (2)	12	12
Product revenue – third parties (3)	—	1
Product revenue – related parties (3)	7	10
Total Topic 606 revenue	107	117
Lease revenue – related parties	14	14
Total revenue	$121	$131
(1) Transportation services revenue - related parties includes $1 million, respectively, of the non-lease service component in our transportation services contracts for the three months ended March 31, 2020 and March 31, 2019.
(2) Terminaling services revenue - related parties is entirely comprised of the non-lease service component in our terminaling services contracts.
(3) Product revenue is comprised of allowance oil sales.

Lease revenue

Certain of our long-term transportation and terminaling services contracts with related parties are accounted for as operating leases. These agreements have both a lease component and an implied operation and maintenance service component (“non-lease service component”). We allocate the arrangement consideration between the lease components and any non-lease service components based on the relative stand-alone selling price of each component. We estimate the stand-alone selling price of the lease and non-lease service components based on an analysis of service-related and lease-related costs for each contract, adjusted for a representative profit margin. The contracts have a minimum fixed monthly payment for both the lease and non-lease service components. We present the non-lease service components under the revenue standard within Transportation, terminaling and storage services – related parties in the unaudited consolidated statements of income.

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Certain of these agreements were entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms, and we have additional agreements with an initial term of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of March 31, 2020, future minimum payments of both the lease and service components to be received under the initial ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$810	$110	$219	$219	$262

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2020	March 31, 2020
Receivables from contracts with customers – third parties	$11	$10
Receivables from contracts with customers – related parties	24	27
Deferred revenue – third parties	—	1
Deferred revenue – related party	—	1

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2019	Additions (1)	Reductions (2)	March 31, 2020
Deferred revenue – third parties	$—	$1	$—	$1
Deferred revenue – related party	—	1	—	1
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts.
(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

We currently have no assets recognized from the costs to obtain or fulfill a contract as of both March 31, 2020 and December 31, 2019.

Remaining Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of March 31, 2020:

	Total	Remainder of 2020	2021	2022	2023	2024 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$553	$81	$63	$63	$63	$283
Revenue expected to be recognized on other multi-year transportation service contracts (1)	39	4	6	6	6	17
Revenue expected to be recognized on multi-year storage service contracts	20	3	4	4	4	5
Revenue expected to be recognized on multi-year terminaling service contracts (1)	366	36	48	48	48	186
	$978	$124	$121	$121	$121	$491
(1) Relates to the non-lease service components of certain of our long-term transportation and terminaling service contracts which are accounted for as operating leases.

As an exemption under ASC Topic 606, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less or for variable consideration that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended March 31,
	2020	2019
Net income	$142	$137
Less:
Net income attributable to noncontrolling interests	4	5
Net income attributable to the Partnership	138	132
Less:
General partner’s distribution declared (1)	55	26
Limited partners’ distribution declared on common units	107	93
Income (less than)/in excess of distributions	$(24)	$13
(1) For the three months ended March 31, 2019, this includes the impact of waived distributions to the holders of IDRs. See Note 2—Related Party Transactions for additional information.

	Three Months Ended March 31, 2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$55	$107	$162
Income less than distributions	—	(24)	(24)
Net income attributable to the Partnership	$55	$83	$138
Weighted average units outstanding:
Basic and diluted		233.3
Net income per limited partner unit:
Basic and diluted		$0.36

	Three Months Ended March 31, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$26	$93	$119
Income in excess of distributions	1	12	13
Net income attributable to the Partnership	$27	$105	$132
Weighted average units outstanding:
Basic and diluted		223.8
Net income per limited partner unit:
Basic and diluted		$0.47
(1) This includes the impact of waived distributions to the holders of IDRs. See Note 2—Related Party Transactions for additional  information.

11. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three months ended March 31, 2020 and March 31, 2019 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

12. Commitments and Contingencies

Environmental Matters

We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in income in the period in which they are probable and reasonably estimable. As of both March 31, 2020 and December 31, 2019, these costs and any related liabilities are not material.

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

Indemnification

Under the 2019 Omnibus Agreement, certain tax liabilities are indemnified by SPLC. See Note 2—Related Party Transactions for additional information.

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

13. Subsequent Events

We have evaluated events that have occurred after March 31, 2020 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution

On April 22, 2020, the Board declared a cash distribution of $0.4600 per limited partner unit for the three months ended March 31, 2020. The distribution will be paid on May 15, 2020 to unitholders of record as of May 5, 2020. Pursuant to the terms of the Partnership Interests Restructuring Agreement (defined below), our general partner or its assignee is entitled to any and all payments with respect to the IDRs that would have been payable to the general partner for the first quarter of 2020, regardless of whether the IDRs were outstanding on the record date for the distribution with respect to such quarter. In addition, the general partner or its assignee agreed to waive in full any and all of the rights, claims and interest in distributions for the first quarter of 2020 that it would otherwise be entitled to receive with respect to the 160,000,000 common units received pursuant to the Partnership Interests Restructuring Agreement.

Purchase and Sale Agreement and Partnership Interests Restructuring Agreement

On April 1, 2020, we closed the following transactions pursuant to the Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) by and among the Partnership, Triton and SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”), and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”):

i.We acquired 79% of the issued and outstanding membership interests in Mattox Pipeline Company LLC, from SGOM. The acquisition will be accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. As such, we will record the acquired equity interests at SPLC’s historical carrying value, which will be included in Equity method investments in our unaudited consolidated balance sheet as of June 30, 2020.

ii.SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure. Triton also entered into terminaling services agreements with SOPUS and Shell Chemical related to these logistic assets. The purchase of the assets combined with the terminaling services agreements will be accounted for as a failed sale leaseback under ASC Topic 842, Leases. As a result, the transaction will be treated as a financing arrangement in which financing receivables from SOPUS and Shell Chemical will be recognized in a contra-equity account on April 1, 2020. As such, no property, plant and equipment will be recognized. The Partnership will receive annual payments of $151 million which will be recognized as transportation, terminaling and storage services revenue, a reduction of the financing receivables and related interest income. The annual payments are subject to annual Consumer Price Index adjustments.

On April 1, 2020, simultaneously with the closing of the transactions described above, we also closed the transactions contemplated by a Partnership Interests Restructuring Agreement with our general partner dated as of February 27, 2020 (the “Partnership Interests Restructuring Agreement”), which included the elimination of all the IDRs and the economic general partner interest in the Partnership and the amendment and restatement of our partnership agreement, effective as of April 1, 2020 (as so amended, the “Second Amended and Restated Partnership Agreement”). As consideration for the transferred assets described in clauses i. and ii. above, and the elimination of the IDRs and the economic general partner interest, our sponsor received 160,000,000 newly issued common units, plus 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) which are entitled to receive a quarterly distribution of $0.2363 per unit.

Upon the closing of the transaction, the Partnership has 393,289,537 common units outstanding, of which SPLC’s wholly owned subsidiary, Shell Midstream LP Holdings LLC, owns 269,457,304 common units in the Partnership, representing an aggregate 68.5% limited partner interest.

The Series A Preferred Units are a new class of security that rank senior to all common units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units have voting rights, distribution rights and certain redemption rights, and are also convertible (at the option of the Partnership and at the option of the holder, in each case under certain circumstances) and are otherwise subject to the terms and conditions as set forth in the Second Amended and Restated Partnership Agreement.

Pursuant to the Partnership Interests Restructuring Agreement, the general partner or its assignee, has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to the sponsor (in part as designee of the general partner) as part of the foregoing transactions in an amount of $20 million per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (the “Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (“general partner” or “sponsor”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes in this quarterly report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”) and the consolidated financial statements and related notes therein. Our 2019 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in our 2019 Annual Report and in Part II, Item 1A of this report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Partnership Overview

We own, operate, develop and acquire pipelines and other midstream assets. As of March 31, 2020, our assets include interests in entities that own crude oil and refined products pipelines and terminals that serve as key infrastructure to (i) transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and (ii) deliver refined products from those markets to major demand centers. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, see Part I, Item 1 - Business and Properties in our 2019 Annual Report.

2020 developments include:

•Purchase and Sale Agreement. On April 1, 2020, we closed the following transactions pursuant to the Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) by and among the Partnership, Triton, SPLC, SGOM, Shell Chemical, and SOPUS:
i.We acquired 79% of the issued and outstanding membership interests in Mattox Pipeline Company LLC, from SGOM.
ii.SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure.

•Partnership Interests Restructuring Agreement. On April 1, 2020 , simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner, dated as of February 27, 2020 (the “Partnership Interests Restructuring Agreement”), to eliminate all incentive distribution rights (“IDRs”) and economic general partner interest in the Partnership. As consideration for the transactions contemplated by the Purchase and Sale Agreement and the Partnership Interests Restructuring Agreement, our sponsor received 160,000,000 newly issued common units, plus 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”). Our general partner or its assignee, has also agreed to waive $20 million of common unit distributions per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020.

Refer to Note 13 – Subsequent Events in the Notes to the Unaudited Consolidated Financial Statements for more details.

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

As a result of certain offshore planned producer turnarounds, we anticipate an impact of approximately $10 million in 2020 to both net income and cash available for distribution.

The broader market environment for our customers was challenging in 2019, and we expect it to be even more challenging in 2020, given the expanding effects of the COVID-19 pandemic during the first quarter of 2020, which impacted worldwide demand for oil and gas and increased downward pressure on oil prices already affected by volatile negotiations between certain members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil-producing countries. The responses of oil and gas producers to the lower demand for, and price of, oil and natural gas are constantly evolving and remain uncertain. The master limited partnership (“MLP”) market also changed significantly, as capital for high growth fueled by dropdown activity was constrained. We are fortunate to have the support of our sponsor, who has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, in 2020 we anticipate moderating inorganic growth in our asset base and focusing on the sustainable operation of our core assets and organic growth of our business.

Executive Overview

Net income was $142 million and net income attributable to the Partnership was $138 million during the three months ended March 31, 2020. We generated cash from operations of $162 million. As of March 31, 2020, we had cash and cash equivalents of $292 million, total debt of $2,694 million and unused capacity under our credit facilities of $896 million.

Our 2020 operations and strategic initiatives demonstrate our continuing focus on our business strategies:

•Maintain operational excellence through prioritization of safety, reliability and efficiency;

•Enhanced focus on cash optimization and reduced discretionary project spend;

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

The commitments under our transportation, terminaling and storage services agreements with shippers and the volumes which we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. The COVID-19 pandemic has caused significant disruptions in the U.S. economy and financial and energy markets, including substantial demand destruction in the oil and gas markets, which was amplified during the first quarter of 2020 by volatile OPEC negotiations with other oil-producing countries. Responses of oil and gas producers to the lower demand for, and price of, oil and natural gas are constantly evolving, but it could cause our storage tanks and other third party storage facilities to reach capacity, thereby forcing producers to shut-in certain wellheads or otherwise cease or curtail their operations. Certain onshore and shallow water producers have started to shut-in production.

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

The GAAP measures most directly comparable to Adjusted EBITDA and cash available for distribution are net income and net cash provided by operating activities. Adjusted EBITDA and cash available for distribution should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Please refer to “Results of Operations - Reconciliation of Non-GAAP Measures” for the reconciliation of the GAAP measures net income and cash provided by operating activities to the non-GAAP measures, Adjusted EBITDA and cash available for distribution.

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

We define maintenance capital expenditures as cash expenditures, including expenditures for (a) the acquisition (through an asset acquisition, merger, stock acquisition, equity acquisition or other form of investment) by the Partnership or any of its subsidiaries of existing assets or assets under construction, (b) the construction or development of new capital assets by the Partnership or any of its subsidiaries, (c) the replacement, improvement or expansion of existing capital assets by the Partnership or any of its subsidiaries or (d) a capital contribution by the Partnership or any of its subsidiaries to a person that is not a subsidiary in which the Partnership or any of its subsidiaries has, or after such capital contribution will have, directly or indirectly, an equity interest, to fund the Partnership or such subsidiary’s share of the cost of the acquisition, construction or development of new, or the replacement, improvement or expansion of existing, capital assets by such person), in each case if and to the extent such acquisition, construction, development, replacement, improvement or expansion is made to maintain, over the long-term, the operating capacity or operating income of the Partnership and its subsidiaries, in the case of clauses (a), (b) and (c), or such person, in the case of clause (d), as the operating capacity or operating income of the Partnership and its subsidiaries or such person, as the case may be, existed immediately prior to such acquisition, construction, development, replacement, improvement, expansion or capital contribution. For purposes of this definition, “long-term” generally refers to a period of not less than twelve months.

On April 1, 2020, we closed on the Purchase and Sale Agreement which, among other assets, will result in the logistics assets at the Shell Norco Manufacturing Complex to be accounted for as a failed sale leaseback under ASC Topic 842, Leases. As a result, the Partnership will recognize financing receivables from SOPUS and Shell Chemicals. These assets will impact cash available for distribution since principal payments on the finance receivable will not be included in net income. As a result, such principal payment on the finance receivable will be included as an adjustment to cash available for distribution beginning in the second quarter of 2020. In addition, as consideration for the transferred assets, the sponsor received 50,782,904 Series A Preferred Units. The distributions on these Series A Preferred Units will be a deduction from cash available for distribution beginning in the second quarter of 2020.

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

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics

To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields, operational impacts at producer fields and the introduction of new sources of crude oil supply affect the demand for our services from both producers and consumers. In addition, general economic, broad market and worldwide health considerations, including the continuing effects of the COVID-19 pandemic and the inability of recently-announced oil production cuts as agreed by OPEC and non-OPEC member countries to compensate for the demand destruction resulting from the pandemic, can also affect sourcing and demand dynamics for our services.

One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”), such as what we are currently experiencing as a result of historically low crude oil prices. While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics, including the demand destruction resulting from the COVID-19 pandemic, as well as U.S. exports.

Similarly, our refined products pipelines have the ability to serve multiple major demand centers. Our refined products shippers periodically change the relative mix of refined products shipped on our refined products pipelines, as well as the destination points, based on changes in pricing and demand dynamics. While these changes in shipping patterns are reflected in relative types of refined products handled by our various pipelines, our total product transportation revenue is primarily affected by changes in overall refined products supply and demand dynamics, including the current effects of the COVID-19 pandemic. Demand can also be greatly affected by refinery performance in the end market, as refined products pipeline demand will increase to fill the supply gap created by refinery issues.

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

Changes in Customer Contracting

We generate a portion of our revenue under long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease transportation agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. Historically, the commercial terms of these long-term transportation and storage service agreements have substantially mitigated volatility in our financial results by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business could be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms, by sustained downturns or sluggishness in commodity prices (due to volatile negotiations among OPEC and non-OPEC countries), or the economy in general (as with the current effects of the COVID-19 pandemic, including the general destruction of demand for oil and gas), and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations. Our business can also be impacted by asset integrity or customer interruptions and natural disasters or other events, including the COVID-19 pandemic and its continuing effects on demand, that could lead customers to invoke force majeure or other defenses to avoid contractual performance.

As a result of the open season conducted in the second quarter of 2019, Zydeco was able to recontract the expired volumes under certain of its throughput and deficiency agreements (“T&D agreements”). Although we have replaced the volumes from previously expired contracts, the rates under the new T&D agreements are lower than those previously contracted, and therefore net income and cash available for distribution are lower. Further, two of these T&D agreements will expire in the fourth quarter of 2020; however, the shippers have the ability to extend the contracts for an additional six months. The ability to re-contract those T&D agreements could further impact net income and cash available for distribution. The COVID-19 pandemic and low crude oil prices have created further uncertainties on the timing and ability to re-contract those T&D agreements once the contracts expire at the end of 2020.

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

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. In the first quarter of 2020, the demand for, and price of, oil and natural gas decreased significantly due to the current effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. This decrease was further amplified by volatile negotiations between OPEC and non-OPEC oil-producing countries in early March 2020, and the recently-announced oil production cuts resulting from these negotiations are perceived as being unable to effectively compensate for the demand destruction caused by the COVID-19 pandemic. The current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. Indirectly, global demand for refined products and chemicals could impact our terminal operations and refined products and refinery gas pipelines, as well as our crude pipelines that feed U.S. manufacturing demand. Likewise, changes in the global market for crude oil could affect our crude oil pipeline and terminals and require expansion capital expenditures to reach growing export hubs. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity prices, decreased third-party investment in the industry, increased competition and other adverse economic factors such as the current COVID-19 pandemic, which affect the exploration, production and refining industries. We are currently experiencing and expecting a continued decrease in the demand for crude oil and refined products due to the pandemic. Responses of oil and gas producers to the lower demand for and price of oil and gas are constantly evolving and unpredictable, but further decrease in demand could cause our storage tanks and other third party storage facilities to reach capacity, thereby forcing producers to shut-in certain wellheads or otherwise cease or curtail their operations. It also could reduce the volumes running through our pipelines and terminals. Certain onshore and shallow water producers have started to shut-in production. However, fixed contracts with volume minimums and demand for tanks for storage are expected to moderate the impact on terminaling and storage service revenue.

Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at lower levels for a sustained period due to the current effects of the COVID-19 pandemic, we could see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems or other unexpected events, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, invoke force majeure clauses or other defenses to avoid contractual performance or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products, which have decreased significantly in the three months ended March 31, 2020. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. Our refined products pipelines are currently experiencing demand destruction in the near term due to the COVID-19 pandemic, which has resulted in a significant decrease in consumer demand for refined products such as gasoline and jet fuel.

Other Changes in Customers’ Volumes

Onshore crude transportation volumes were comparable in the three months ended March 31, 2020 (the “Current Quarter”) versus the three months ended March 31, 2019 (the “Comparable Quarter”).

Offshore crude transportation volumes were comparable in the Current Quarter versus the Comparable Quarter.

Onshore and offshore storage volumes were higher in the Current Quarter versus the Comparable Quarter due to the recent sharp decline in crude oil prices resulting in a contango market which created the incentive and increased demand for storage in the Current Quarter.

Major Maintenance Projects

At the end of 2019, we finalized a directional drill project on the Zydeco pipeline system to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). Zydeco incurred approximately $42 million in maintenance capital expenditures for the total project. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses with respect to this project. The costs incurred and reimbursed were immaterial for the three months ended March 31, 2020.

In the first quarter of 2020, we incurred costs related to the Bessie Heights project (“Bessie Heights”), which is a directional drill project on the Zydeco pipeline system to replace an exposed and suspended 22-inch diameter pipe in the low-lying marsh area between Bird Island and Bridge City, Texas, as well as to replace lap welded pipe below the Neches River. Zydeco is expected to incur approximately $18 million in maintenance capital expenditures for the total project. Since inception, Zydeco has incurred $3 million in maintenance capital expenditures related to Bessie Heights, of which $1 million was incurred in the Current Quarter.

For expected capital expenditures in 2020, refer to Capital Resources and Liquidity - Capital Expenditures and Investments.

Major Expansion Projects

On Mars, we announced a solicitation of interest for a potential expansion of the system in the latter part of 2019. The solicitation was intended to gauge producer interest in an expansion of capacity in order to transport volumes to market and would offer priority service on any new incremental capacity. Substantial interest was received from producers, and we are now scoping to accommodate expected additional demand and working to reach a final investment decision in the first half of 2020. It is expected that the project would be fully operational in 2021.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. As a result of the open season conducted in the second quarter of 2019, Zydeco was able to re-contract the expired volumes under certain of its T&D agreements. Although we have replaced the volumes from the previously expired contracts, the rates under the new T&D agreements are lower than those previously contracted, and therefore net income and cash available for distribution is lower. Further, two of these contracts will expire in the fourth quarter of 2020; however, the shippers have the ability to extend the contracts for an additional six months. The COVID-19 pandemic and low crude oil prices have created uncertainties around the timing and ability to re-contract these T&D agreements once these contracts expire at the end of 2020. See “Changes in Customer Contracting” for additional information.

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

In May 2019, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC's indexing adjustment methodology by approximately 4.3% starting on July 1, 2019. Rate complaints are currently pending at FERC in Docket Nos. OR18-7-000, et al. challenging Colonial’s tariff rates, its market power, and its practices and charges related to transmix and product volume loss. While certain procedural deadlines have been extended as a result of the impact of the COVID-19 pandemic, an initial decision by the administrative law judge in this proceeding is still anticipated in early 2021.

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

On July 18, 2018, FERC issued Order No. 849, which adopts procedures to address the impact of the federal legislation passed on December 22, 2017 known as the “Tax Cuts and Jobs Act” (“TCJA”) and FERC’s Revised Policy Statement on Treatment of Income Taxes in Docket No. PL17-1-000, issued on March 15, 2018 (the “Revised Policy Statement”). FERC contemporaneously issued the Order on Rehearing in Docket No. PL17-1-000, which affirms FERC’s position in the Revised Policy Statement that eliminated the recovery of an income tax allowance by MLP oil and gas pipelines in cost-of-service-based rates. In Order No. 849, however, FERC has clarified its general disallowance of MLP income tax allowance recovery by providing that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance. FERC will permit an MLP to demonstrate that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” FERC affirmed Order No. 849 on rehearing on April 18, 2019. Parties also have sought judicial review of the Revised Policy Statement, and that challenge, initially filed in March 2019, is pending in the U.S. Court of Appeals for the D.C. Circuit.

As was the case with the Revised Policy Statement, FERC did not propose any industry-wide action regarding review of rates for crude oil and liquids pipelines in its July 2018 issuances. MLP owned crude oil and liquids pipelines are required to report Page 700 information in their FERC Form 6 annual reports. FERC intends to address the impact of the elimination of the income tax allowance, as well as the corporate income tax reduction enacted as part of the TCJA, in its five-year review of the oil pipeline rate index level in 2020. FERC will also implement the elimination of the income tax allowance in proceedings involving review of initial cost-of-service rates, rate changes, and rate complaints. For crude oil and liquids pipelines owned by non-MLP partnerships and other pass-through businesses, FERC will address such issues as they arise in subsequent proceedings.

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

On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking in Docket No. RM17-1-000 (the “ANOPR”) regarding changes to the oil pipeline rate index methodology and data reporting on Page 700 of FERC’s Form No. 6. On February 21, 2020, FERC withdrew the ANOPR and denied additional shipper requests seeking changes to Page 700 reporting requirements as the ANOPR’s proposed changes were not consistent with the FERC’s simplified and streamlined indexing regime. No further updates are expected on this matter.

On October 1, 2019, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond High Consequence Areas (“HCAs”) to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm maximum allowable operating pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all onshore lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. There are new MCAs on some of our gas transmission lines; however, these lines are already fully inspected due to HCAs on the lines, so these new areas do not impact inspection or maintenance programs on the lines. On the liquid side, all onshore lines have leak detection and are currently inspected under the Integrity Management Program, so there are no new inspections required. Some of our product lines may need to be made piggable; however, the full evaluations of those lines have not been completed to fully understand potential cost implications.

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2019 Annual Report.

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

	Three Months Ended March 31,
	2020	2019
Revenue	$121	$131
Costs and expenses
Operations and maintenance	28	27
Cost of product sold	15	9
Loss from revision of asset retirement obligation	—	2
General and administrative	15	12
Depreciation, amortization and accretion	13	12
Property and other taxes	5	4
Total costs and expenses	76	66
Operating income	45	65
Income from equity method investments	112	70
Dividend income from other investments	—	14
Other income	9	8
Investment, dividend and other income	121	92
Interest expense, net	24	20
Income before income taxes	142	137
Income tax expense	—	—
Net income	142	137
Less: Net income attributable to noncontrolling interests	4	5
Net income attributable to the Partnership	$138	$132
General partner’s interest in net income attributable to the Partnership	$55	$27
Limited Partners’ interest in net income attributable to the Partnership	$83	$105
Adjusted EBITDA attributable to the Partnership (1)	$196	$170
Cash available for distribution attributable to the Partnership (1)	$170	$140
(1) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day) (1)	2020	2019
Zydeco – Mainlines	669	628
Zydeco – Other segments	200	256
Zydeco total system	869	884
Amberjack total system	358	362
Mars total system	537	556
Bengal total system	442	500
Poseidon total system	279	253
Auger total system	72	86
Delta total system	281	273
Na Kika total system	59	45
Odyssey total system	153	152
Colonial total system	2,680	2,656
Explorer total system	547	551
LOCAP total system	1,007	1,216
Other systems	450	194

Terminals (2) (3)
Lockport terminaling throughput and storage volumes	247	222

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.49	$0.62
Amberjack total system (4)	2.36	2.51
Mars total system (4)	1.39	1.21
Bengal total system (4)	0.43	0.39
Auger total system (4)	1.46	1.37
Delta total system (4)	0.58	0.56
Na Kika total system (4)	0.97	0.76
Odyssey total system (4)	0.96	0.91
Lockport total system (5)	0.21	0.22
(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I - Business and Properties - Our Assets and Operations in our 2019 Annual Report.
(2) Terminaling throughput is defined as the volume of delivered barrels and storage is defined as the volume of stored barrels.
(3) Refinery Gas Pipeline and our refined products terminals are not included above as they generate revenue under transportation and terminaling service agreements, respectively, that provide for guaranteed minimum revenue and/or throughput.
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$142	$137
Add:
Loss from revision of asset retirement obligation	—	2
Allowance oil reduction to net realizable value	8	—
Depreciation, amortization and accretion	13	12
Interest expense, net	24	20
Cash distribution received from equity method investments	135	83
Less:
Equity method distributions included in other income	9	8
Income from equity method investments	112	70
Adjusted EBITDA	201	176
Less:
Adjusted EBITDA attributable to noncontrolling interests	5	6
Adjusted EBITDA attributable to the Partnership	196	170
Less:
Net interest paid attributable to the Partnership (1)	24	20
Maintenance capex attributable to the Partnership	3	8
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	1	(9)
Reimbursements from Parent included in partners’ capital	—	7
Cash available for distribution attributable to the Partnership	$170	$140
(1) Amount represents both paid and accrued interest attributable to the period.

	Three Months Ended March 31,
	2020	2019
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$162	$150
Add:
Interest expense, net	24	20
Return of investment	14	8
Less:
Change in deferred revenue and other unearned income	2	(8)
Non-cash interest expense	—	—
Allowance oil reduction to net realizable value	8	—
Change in other assets and liabilities	(11)	10
Adjusted EBITDA	201	176
Less:
Adjusted EBITDA attributable to noncontrolling interests	5	6
Adjusted EBITDA attributable to the Partnership	196	170
Less:
Net interest paid attributable to the Partnership (1)	24	20
Maintenance capex attributable to the Partnership	3	8
Add:
Net adjustments from volume deficiency payments attributable to the Partnership	1	(9)
Reimbursements from Parent included in partners’ capital	—	7
Cash available for distribution attributable to the Partnership	$170	$140
(1) Amount represents both paid and accrued interest attributable to the period.

Current Quarter compared to Comparable Quarter

Revenues

Total revenue decreased by $10 million in the Current Quarter as compared to the Comparable Quarter, comprised of $6 million attributable to transportation services revenue and $4 million attributable to product revenue.

Transportation services revenue decreased primarily due to lower rate committed contracts in Zydeco in the Current Quarter as compared to the Comparable Quarter, offset by an increase in revenue as a result of new tie-backs which came online in Odyssey and Na Kika in the Current Quarter. In addition, during the Comparable Quarter, deficiency credits were utilized and recognized in revenue related to committed contracts that expired at the end of 2018.

Terminaling services revenue, as well as the portion of transportation services revenue related to the non-lease service component of certain of our transportation service agreements, was relatively flat. Storage revenue and lease revenue were also relatively consistent in the Current Quarter and Comparable Quarter.

Product revenue decreased by $4 million and relates to sales of allowance oil for certain of our onshore and offshore crude pipelines.

Costs and Expenses

Total costs and expenses increased $10 million in the Current Quarter due to $6 million of higher cost of product sold, $3 million of higher general and administrative expenses, $1 million in higher property taxes due to changes in property tax appraisal estimates, $1 million of higher operations and maintenance expenses, and $1 million of higher depreciation expense. These increases were partially offset by a decrease of $2 million of loss from revision of ARO and disposition of assets which was incurred in the Comparable Quarter but not in the Current Quarter.

Cost of product sold increased mainly due to a net realizable value adjustment on allowance oil inventory in the Current Quarter as a result of the low crude oil prices.

General and administrative expense increased primarily due to higher professional fees in the Current Quarter related to the recently closed transactions.

Operations and maintenance expenses increased mainly as a result of higher maintenance costs related to Colex tank inspections and maintenance in Triton in the Current Quarter as compared to the Comparable Quarter.

Investment, Dividend and Other Income

Investment, dividend and other income increased $29 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments increased by $42 million, primarily as a result of the acquisition of additional interests in Explorer and Colonial in June 2019. Other income was $1 million higher and is primarily related to higher distributions from Poseidon in the Current Quarter. These increases were partially offset by a decrease in dividend income from other investments of $14 million due to the change in accounting for Explorer and Colonial as equity method investments in the Current Quarter rather than other investments in the Comparable Quarter following the acquisition of additional interests in June 2019.

Interest Expense

Interest expense increased by $4 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus the Comparable Quarter.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. However, we cannot accurately predict the effects of the global COVID-19 pandemic on our capital resources and liquidity due to the current significant level of uncertainty. Our liquidity as of March 31, 2020 was $1,188 million, consisting of $292 million cash and cash equivalents and $896 million of available capacity under our credit facilities.

On December 21, 2018, we and our general partner executed Amendment No. 2 (the “Second Amendment”) to the Partnershps’ First Amended and Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our sponsor agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the IDRs by: (1) $17 million for the quarter ended March 31, 2019, (2) $17 million for the quarter ended June 30, 2019 and (3) $16 million for the quarter ended September 30, 2019.

On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated as of February 27, 2020, which included the elimination of all the IDRs and the economic general partner interest and the establishment of the rights and preferences of the Series A Preferred Units in the Second Amended and Restated Partnership Agreement, effective as of April 1, 2020. Pursuant to the Partnership Interests Restructuring Agreement, the general partner or its assignee has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to the sponsor as part of the foregoing transactions in an amount of $20 million per quarter for each of the four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020. Refer to Note 13 Subsequent Events in the Notes to the Unaudited Consolidated Financial Statements for more details.

Credit Facility Agreements

As of March 31, 2020, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
Ten Year Fixed Facility	$600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	2.78%	July 31, 2023
Five Year Revolver due December 2022	1,000	2.79%	December 1, 2022
Five Year Fixed Facility	600	3.23%	March 1, 2022
2019 Zydeco Revolver (1)	30	2.44%	August 6, 2024
(1) Effective August 6, 2019, the Zydeco Revolver expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2019 Annual Report.

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin or, in certain instances (including if LIBOR is discontinued) at an alternate interest rate as described in each respective revolver. Our weighted average interest rate for the three months ended March 31, 2020 and March 31, 2019 was 3.6% and 3.8%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of March 31, 2020 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of March 31, 2020, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

For definitions and additional information on our credit facilities, refer to Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements in this report and Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2019 Annual Report.

Cash Flows from Our Operations

Operating Activities. We generated $162 million in cash flow from operating activities in the Current Quarter compared to $150 million in the Comparable Quarter. The increase in cash flows was primarily driven by an increase in equity investment income related to the acquisition of additional interests in Explorer and Colonial in June 2019, as well as the timing of receipt of receivables and payment of accruals in 2020.

Investing Activities. Our cash flow provided by investing activities was $7 million in the Current Quarter compared to $7 million used in investing activities in the Comparable Quarter. The increase in cash flow provided by investing activities was primarily due to the higher return of investment, no contributions to investment and lower capital expenditures in the Current Quarter compared to the Comparable Quarter.

Financing Activities. Our cash flow used in financing activities was $167 million in the Current Quarter compared to $125 million in the Comparable Quarter. The increase in cash flow used in financing activities was primarily due to increased distributions paid to the unitholders and our general partner, as well as to the noncontrolling interests.

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

We incurred capital expenditures of $3 million and $12 million for the Current Quarter and the Comparable Quarter, respectively. The decrease in capital expenditures is primarily due to completion of the Houma tank expansion projects and directional drill projects for Zydeco, coupled with lower capital contributions to Permian Basin in the Current Quarter.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended March 31,
	2020	2019
Expansion capital expenditures	$—	$5
Maintenance capital expenditures	7	5
Total capital expenditures paid	7	10
(Decrease) increase in accrued capital expenditures	(4)	2
Total capital expenditures incurred	$3	$12
Contributions to investment	$—	$5

We expect total capital expenditures and investments to be approximately $38 million for 2020, a summary of which is shown in the table below:

	Actual	Expected
	Three Months Ended March 31, 2020	Nine Months Ending December 31, 2020	Total Expected 2020 Capital Expenditures
Maintenance capital expenditures
Zydeco	$2	$22	$24
Pecten	1	1	2
Sand Dollar	—	2	2
Triton	—	4	4
Total maintenance capital expenditures incurred	3	29	32
Contributions to investment	—	6	6
Total capital expenditures and investments	$3	$35	$38

Total contributions to our investment for 2020 are related to Permian Basin to fund expansion capital and other expenditures.

Zydeco’s maintenance capital expenditures for the three months ended March 31, 2020 were $2 million, of which $1 million was for pipeline exposure replacement at Bessie Heights and $1 million was for various other maintenance projects. We expect Zydeco’s maintenance capital expenditures to be $22 million for the remainder of 2020, of which approximately $15 million is for a pipeline exposure requiring replacement and $4 million is related to an upgrade of the motor control center at Houma. The remaining spend is related to routine maintenance.

Pecten’s maintenance capital expenditures for the three months ended March 31, 2020 was approximately $1 million, and we expect Pecten’s maintenance capital expenditures to be approximately $1 million for the remainder of 2020. These expenditures relate to various improvements on Delta.

Triton’s maintenance capital expenditures for the three months ended March 31, 2020 was less than $1 million, and we expect Triton’s maintenance capital expenditures to be approximately $4 million for the remainder of 2020. These expenditures relate to routine maintenance at the various terminals.

Sand Dollar has no maintenance capital expenditures for the three months ended March 31, 2020, and we expect Sand Dollar’s maintenance capital expenditures to be approximately $2 million for the remainder of 2020. These expenditures relate to a hurricane protection project estimated to begin in fourth quarter of 2020 under the purview of the Louisiana Coastal Protection and Restoration Authority (“CPRA”). Project timing review and reimbursement discussion is underway to plan and recover project expenditures from CPRA after project completion in 2021.

Odyssey has no maintenance capital expenditures for the three months ended March 31, 2020, and we expect no maintenance capital expenditures for the remainder of 2020.

We anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contribution

In accordance with the Member Interest Purchase Agreement dated October 16, 2017 pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We have made no capital contributions in the three months ended March 31, 2020, and expect to make capital contributions of approximately $6 million in the remainder of 2020.

Contractual Obligations

A summary of our contractual obligations as of March 31, 2020 is shown in the table below:

	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	More than 5 years
Operating leases for land and platform space	$6	$—	$1	$1	$4
Finance leases (1)	60	5	10	10	35
Other agreements (2)	36	6	11	11	8
Debt obligation (3)	2,694	—	1,000	494	1,200
Interest payments on debt (4)	479	95	167	104	113
Total	$3,275	$106	$1,189	$620	$1,360
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $26 million in interest, $25 million in principal and $9 million in executory costs.
(2) Includes a joint tariff agreement and tie-in agreement.
(3) See Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Interest payments were calculated based on rates in effect at March 31, 2020 for variable rate borrowings.

As of March 31, 2020, our contractual obligations included long-term debt, finance lease obligations, operating lease obligations and other contractual obligations. There were no material changes to these obligations outside the ordinary course of business since December 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental Matters and Compliance Costs

Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or claims by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities. For additional information, refer to Environmental Matters, Items 1 and 2. Business and Properties in our 2019 Annual Report.

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we substantially comply with all legal requirements regarding the environment; however, as not all of the costs are fixed or presently determinable (even under existing legislation) and may be affected by future legislation or regulations, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2019 Annual Report. As of March 31, 2020, there have been no significant changes to our critical accounting policies and estimates since our 2019 Annual Report was filed other than those noted below.

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
•Fluctuations in the prices for crude oil, refined petroleum products and refinery gas, including fluctuations due to political or economic measures taken by various countries.
•The level of production of refinery gas by refineries and demand by chemical sites.
•The level of onshore and offshore (including deepwater) production and demand for crude oil by U.S. refiners.
•Changes in global economic conditions and the effects of a global economic downturn on the business of Shell and the business of its suppliers, customers, business partners and credit lenders.
•The COVID-19 pandemic and related governmental regulations and travel restrictions, and the resulting drastic reduction in the global demand for oil and natural gas.
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
•The factors generally described in Part I, Item 1A. Risk Factors in our 2019 Annual Report and in Part II, Item 1A. Risk Factors of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information about market risks for the three months ended March 31, 2020 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report, except as noted below.

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

Our long-term transportation agreements and tariffs for crude oil shipments include pipeline loss allowance (“PLA”). The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 5% of our total revenue for the three months ended March 31, 2020, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of March 31, 2020, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our revolving credit facilities would impact the Partnership’s annual interest expense by approximately $1 million. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors relating to us are discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report. There have been no material changes to the risk factors previously disclosed in our 2019 Annual Report, other than those noted below.

The COVID-19 pandemic, coupled with other current pressures on oil and gas prices, could adversely affect our business and results of operations.

During December 2019, a novel strain of coronavirus named COVID-19 was reported to have surfaced in Wuhan, China and quickly spread to Italy, Iran, South Korea, the United States and other countries during the first quarter of 2020. On March 11, 2020, COVID-19 was officially declared a pandemic by the World Health Organization. In an effort to halt the outbreak, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. The pandemic and resulting governmental responses have caused a significant slow down in the global economy and financial markets. The extent to which the COVID-19 pandemic and resulting governmental response may continue to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the disease and the evolving governmental and private sector actions to contain the pandemic or treat its health, economic and other impacts, among others.

For example, the COVID-19 pandemic could adversely impact our business operations or the health of our workforce by rendering employees or contractors unable to work or unable to access our facilities due to health or regulatory reasons. While the operations and maintenance of our facilities are not covered by stay-at-home and similar orders because they generally constitute essential business excepted from such orders, we continue to closely monitor developments. Most of our office-based employees are subject to stay-at-home or similar orders, such that this part of our workforce is largely working from home globally. If the impact of the COVID-19 pandemic continues for an extended period, we could see a reduction or delay in our operational spending and capital expenditures due to our inability to execute projects and workforce limitations. In addition, as the COVID-19 pandemic and its potential impacts on the global economy, including the responses of governments worldwide, are putting unprecedented downward pressure on the overall demand for oil, gas and finished products, certain of our pipelines, storage tanks and other facilities may reach maximum capacity with no outlet for commodity or product delivery, forcing some producers to shut-in certain wells.

Moreover, in March 2020, oil prices declined significantly due to potential increases in supply emanating from a disagreement on production cuts among members of the Organization of the Petroleum Exporting Countries (“OPEC”) and certain non-OPEC, oil-producing countries. On April 9, 2020, these countries announced supply cuts, but such cuts are expected to be insufficient to counter the demand destruction in the oil and gas markets caused by the effects of COVID-19. The significant decline in worldwide demand for oil and gas resulting from the COVID-19 pandemic and its effects, coupled with the insufficient production cuts agreed to by OPEC and non-OPEC, oil-producing countries, have resulted in dramatically decreased oil and gas prices, which could have substantial negative implications for our transportation revenue, allowance oil revenue and other sources of revenue related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. At this point, we cannot accurately predict what effects current market conditions due to the COVID-19 pandemic will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and the extent and overall economic effects of the governmental response to the pandemic.

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

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. In the first quarter of 2020, prices decreased significantly from fourth quarter 2019 levels due to the volatile negotiations among OPEC-member and non-member countries regarding agreed production levels and the resulting production cuts agreed upon by such countries in April 2020 are widely expected to be insufficient to counter the continuing effects of the global COVID-19 pandemic. The effects of the COVID-19 pandemic and the resulting governmental responses worldwide have led to unprecedented demand destruction in the crude and finished products markets. These ongoing events and other current global geopolitical and economic uncertainty may contribute to further future volatility in financial and commodity markets in the near to medium term. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during first quarter of 2020, 2019 and 2018 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
Q1 2020	$63.27	$45.52	$14.10
2019	66.24	56.98	46.31
2018	77.41	65.23	44.48
Crude oil prices have continued to precipitously decline since the end of the first quarter of 2020, with WTI crude oil prices falling to a historical low of negative $36.98 on April 20, 2020. In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors impacting crude oil prices include worldwide economic conditions (such as the current COVID-19 pandemic and its effects, including the response of various governments to the pandemic); weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; actions by OPEC and other oil producing nations (such as the volatile negotiations among OPEC members and non-OPEC member countries in the first quarter of 2020 and the resulting production cuts in April 2020 that are expected to be insufficient to counter the demand destruction caused by COVID-19); the price and availability of alternative energy, including alternative energy which may benefit from government subsidies; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.
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

Beginning in March 2020, uncertainty resulting from the effects of the COVID-19 pandemic and resulting governmental responses and volatile negotiations regarding production levels among certain OPEC and non-OPEC, oil-producing countries led to a significant decline in demand for crude oil and refined products. Although these countries reached an agreement on supply cuts in April 2020, such response is believed to be insufficient to compensate for the drastic demand destruction resulting from the effects of COVID-19. If the demand for crude oil, refined products or refinery gas continues to significantly decrease, or if there were a material increase in the price of crude oil supplied to our customers’ refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, it may cause our customers to reduce production of refined products at their refineries. If production of refined products declines, there would likely be a reduction in the volumes of crude oil and refined products that we transport. Moreover, if decreases in the demand for oil and refined products continues, certain of our pipelines and storage tanks may reach maximum capacity if these commodities and products cannot be sold into markets, which may result in a forced shut-in of certain producer sites. Any of the foregoing effects or events could have a material adverse effect on our results of operations, financial position and ability to make cash distributions to our unitholders.

If the changes in market conditions resulting from the COVID-19 pandemic and consequential decreases in demand for and prices of crude oil and refined products continue for an extended period of time, such conditions could trigger impairments in our property, plant and equipment and equity method and other investments.

During the first quarter of 2020, the COVID-19 pandemic caused significant changes in the macroeconomic outlook, sharp decreases in commodity prices and a significant decline in the market price of our common units, which led us to evaluate our asset balances for impairment triggering events as of March 31, 2020.

We assess our equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value. We re-measure our other investments at fair value either upon the occurrence of an observable price change or upon identification of impairment.

We evaluate long-lived assets of identifiable business activities, including property, plant and equipment, for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. These events include significant changes or projected changes in the supply and demand fundamentals of oil, natural gas, refinery gas or refined products, new technological developments, new competitors, general materially adverse changes in the U.S. and global economies and major governmental actions. If any such event occurs, which is a determination that involves judgment, we perform an impairment assessment by comparing estimated undiscounted future cash flows associated with the asset to the asset’s net book value. If the net book value exceeds our estimate of undiscounted future cash flows, an impairment is calculated as the amount the net book value exceeds the estimated fair value associated with the asset.

Based on these updated evaluations, we determined that there is no impairment in property, plant and equipment, and equity method and other investments for the first quarter of 2020. See Note 3 Equity Method Investments and Note 4 Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements for further discussion. However, if current market conditions persist for an extended period of time, we could incur impairment charges in the future.

We may need to implement new internal controls or modify existing ones due to the COVID-19 pandemic, which could impact the reliability and timeliness of our consolidated financial statements.

Effective internal control over financial processes and reporting are necessary for us to provide reliable financial reports that prevent fraud and operate successfully. Due to the COVID-19 pandemic, we may experience issues in our control processes associated with business or facility closures, or individuals may be unable to effectively perform certain control duties due to illness or absence, and as a result we may not be able to effectually complete our financial reporting process and prepare consolidated financial statements on a timely basis. Additionally, remote working arrangements may make the performance of certain control-related duties more difficult. If our existing controls cannot be performed in an effective or timely manner, we may need to identify alternative controls to compensate for or replace such controls to prevent any deficiencies in our internal controls environment.

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
•temporary or extended reductions in the availability of our workforce due to the health or resulting regulatory effects of a pandemic or other health crises, such as the current COVID-19 pandemic; and
•riots, strikes, lockouts or other industrial disturbances.

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

We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines and terminal facilities. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta 143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut-in by BSEE or BOEM of the U.S. Department of the Interior following incidents such as loss of well control. Additionally, due to continued macroenvironmental factors of depressed demand (due to the effects of the COVID-19 pandemic, resulting governmental response and other factors) and oversupply (due to production cuts by OPEC and non-OPEC countries that are expected to be insufficient to counter the demand destruction of COVID-19 and other factors), certain pipelines and storage facilities may approach or reach maximum capacity, causing producers to shut-in production. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined product due to repairs, damage to the facility, lack of capacity, shut-in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Increases in the rates charged by the interconnected pipelines for transportation to and from our terminal facilities may reduce the utilization of our terminals. Our refined products terminals are limited to a 5% reduction in payments by the customer due to force majeure incidents. However, our customers and other counterparties may have other contractual defenses to performance available to them, including the doctrine of impossibility, impracticability of performance, frustration of performance and others, the use and success of which we cannot predict. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery, at caverns to which we deliver, termination of any connection agreement, or adverse change in the terms and conditions of service, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

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

We are subject to the risks of loss resulting from nonpayment or nonperformance by our customers. If any of our most significant customers default on their obligations to us, our financial results could be adversely affected. Our customers may be highly leveraged and subject to their own operating and regulatory risks. If any of our customers were to seek protection under the U.S. Bankruptcy Code or other insolvency laws, the court could void the customer’s contracts with us or allow our customer to reject such contracts. Similarly, if, due to effects of the COVID-19 pandemic or for any other reason, any of our customers or other counterparties were to seek to assert any force majeure or similar provision in its contract with us or other contractual defenses to performance available to them, including the doctrine of impossibility, impracticability of performance, frustration of performance and others, a court could excuse some or all of such customer’s or counterparty’s performance under its contract with us. For certain of our pipelines, we may have a limited pool of potential customers and may be unable to replace any customers who default on their obligations to us. Therefore, any material deterioration in the creditworthiness of our customers or any material nonpayment or nonperformance by our customers could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.

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

In 2020, a 2017 payment of $101 was discovered for a meal between an employee of the RDS Group and an employee of National Iranian Gas Company (“NIGC”) and the NIGC employee’s wife that was not previously disclosed.

During the first quarter of 2020, the RDS Group paid $1,685 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran, and, therefore, these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,094,990 at March 31, 2020) generated non-taxable interest income of $57,169 and it paid $2 in bank charges, in each case in the first quarter of 2020.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Second Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of April 1, 2020.	8-K	3.1	4/2/2020	001-36710
10.1	Purchase and Sale Agreement dated as of February 27, 2020 by and among Shell Pipeline Company LP, Shell GOM Pipeline Company LLC, Shell Chemical LP, Equilon Enterprises d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Triton West LLC	8-K	10.1	2/28/2020	001-36710
10.2	Partnership Interests Restructuring Agreement dated as of February 27, 2020 by and between Shell Midstream Partners, L.P. and Shell Midstream Partners GP LLC	8-K	10.2	2/28/2020	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)