Form 10-Q
period 2020-06-30
Shell Midstream Partners, L.P.
filed 2020-07-31
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

The registrant had 393,289,537 common units outstanding as of July 31, 2020.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$27	$34	$58	$76
Transportation, terminaling and storage services – related parties	77	64	146	128
Product revenue – third parties	—	3	—	4
Product revenue – related parties	2	6	9	16
Lease revenue – related parties	14	14	28	28
Total revenue	120	121	241	252
Costs and expenses
Operations and maintenance – third parties	10	16	24	29
Operations and maintenance – related parties	32	16	46	30
Cost of product sold	2	7	17	16
Loss from revision of asset retirement obligation	—	—	—	2
General and administrative – third parties	1	5	4	6
General and administrative – related parties	17	12	29	23
Depreciation, amortization and accretion	13	12	26	24
Property and other taxes	4	5	9	9
Total costs and expenses	79	73	155	139
Operating income	41	48	86	113
Income from equity method investments	109	80	221	150
Dividend income from other investments	—	—	—	14
Other income	11	12	20	20
Investment, dividend and other income	120	92	241	184
Interest income	7	1	8	2
Interest expense	24	22	49	43
Income before income taxes	144	119	286	256
Income tax expense	—	—	—	—
Net income	144	119	286	256
Less: Net income attributable to noncontrolling interests	3	4	7	9
Net income attributable to the Partnership	$141	$115	$279	$247
Preferred unitholder’s interest in net income attributable to the Partnership	12	—	12	—
General partner’s interest in net income attributable to the Partnership	—	30	55	57
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$129	$85	$212	$190

Net income per Limited Partner Unit:
Common - basic	$0.33	$0.38	$0.68	$0.84
Common - diluted	$0.32	$0.38	$0.66	$0.84

Distributions per Limited Partner Unit	$0.4600	$0.4300	$0.9200	$0.8450

Weighted average Limited Partner Units outstanding:
Common units – public - basic	123.8	123.8	123.8	123.8
Common units – SPLC - basic	269.5	102.6	189.5	101.3
Common units – public - diluted	123.8	123.8	123.8	123.8
Common units – SPLC - diluted	320.3	102.6	214.8	101.3

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions of dollars)
Net income	$144	$119	$286	$256
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	—
Comprehensive income	$144	$119	$286	$256
Less comprehensive income attributable to:
Noncontrolling interests	3	4	7	9
Comprehensive income attributable to the Partnership	$141	$115	$279	$247

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$332	$290
Accounts receivable – third parties, net	10	12
Accounts receivable – related parties	36	29
Allowance oil	5	12
Prepaid expenses	6	16
Total current assets	389	359
Equity method investments	1,069	926
Property, plant and equipment, net	710	726
Operating lease right-of-use assets	4	4
Other investments	2	2
Contract assets – related parties	240	—
Other assets – related parties	2	2
Total assets	$2,416	$2,019
LIABILITIES
Current liabilities
Accounts payable – third parties	$5	$5
Accounts payable – related parties	21	10
Deferred revenue – third parties	5	—
Deferred revenue – related party	4	—
Accrued liabilities – third parties	17	12
Accrued liabilities – related parties	20	19
Total current liabilities	72	46
Noncurrent liabilities
Debt payable – related party	2,692	2,692
Operating lease liabilities	4	4
Finance lease liabilities	24	24
Deferred revenue and other unearned income	3	2
Total noncurrent liabilities	2,723	2,722
Total liabilities	2,795	2,768
Commitments and Contingencies (Note 12)
(DEFICIT) EQUITY
Preferred unitholders (50,782,904 units issued and outstanding as of June 30, 2020 and 0 units issued and outstanding as of December 31, 2019)	(1,059)	—
Common unitholders – public (123,832,233 units issued and outstanding as of both June 30, 2020 and December 31, 2019)	3,421	3,450
Common unitholder – SPLC (269,457,304 and 109,457,304 units issued and outstanding as of June 30, 2020 and December 31, 2019)	(2,456)	(203)
General partner – SPLC (0 and 4,761,012 units issued and outstanding as of June 30, 2020 and December 31, 2019)	—	(4,014)
Financing receivables – related parties	(301)	—
Accumulated other comprehensive loss	(8)	(8)
Total partners’ deficit	(403)	(775)
Noncontrolling interests	24	26
Total deficit	(379)	(749)
Total liabilities and deficit	$2,416	$2,019

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$286	$256
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	26	24
Amortization of contract assets - related parties	4	—
Loss from revision of asset retirement obligation	—	2
Allowance oil reduction to net realizable value	8	—
Undistributed equity earnings	(1)	(3)
Changes in operating assets and liabilities
Accounts receivable	(4)	(3)
Allowance oil	(1)	—
Prepaid expenses and other assets	10	10
Accounts payable	13	1
Deferred revenue and other unearned income	9	(11)
Accrued liabilities	4	7
Net cash provided by operating activities	354	283
Cash flows from investing activities
Capital expenditures	(9)	(24)
Acquisitions from Parent	—	(90)
Contributions to investment	—	(10)
Return of investment	32	47
Net cash provided by (used in) investing activities	23	(77)
Cash flows from financing activities
Payment of equity issuance costs	(2)	—
Borrowings under credit facilities	—	600
Capital distributions to general partner	—	(510)
Distributions to noncontrolling interests	(9)	(9)
Distributions to unitholders and general partner	(325)	(248)
Other contributions from Parent	—	10
Receipt of principal payments on financing receivables	1	—
Net cash used in financing activities	(335)	(157)
Net increase in cash and cash equivalents	42	49
Cash and cash equivalents at beginning of the period	290	208
Cash and cash equivalents at end of the period	$332	$257
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$—	$(2)
Other non-cash contributions from Parent	1	—
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Financing Receivable	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$—	$3,450	$(203)	$(4,014)	$—	$(8)	$26	$(749)
Net income	—	44	39	55	—	—	4	142
Distributions to unitholders and general partner	—	(57)	(50)	(55)	—	—	—	(162)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2020	$—	$3,437	$(214)	$(4,014)	$—	$(8)	$25	$(774)
Net income	12	41	88	—	—	—	3	144
Other contributions from Parent	—	—	1	—	—	—	—	1
Distributions to unitholders and general partner	—	(57)	(51)	(55)	—	—	—	(163)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Principal repayments on financing receivables	—	—	—	—	1	—	—	1
April 2020 Transaction	(1,071)	—	(2,280)	4,069	(302)	—	—	416
Balance as of June 30, 2020	$(1,059)	$3,421	$(2,456)	$—	$(301)	$(8)	$24	$(379)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$3,459	$(198)	$(3,543)	$—	$25	$(257)
Impact of change in accounting policy (Note 4)	(4)	(5)	—	—	—	(9)
Net income	58	47	27	—	5	137
Other contributions from Parent	—	—	7	—	—	7
Distributions to unitholders and general partner	(49)	(40)	(40)	—	—	(129)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance as of March 31, 2019	$3,464	$(196)	$(3,549)	$—	$27	$(254)
Net income	45	40	30	—	4	119
Other contributions from Parent	—	—	9	(6)	—	3
Distributions to unitholders and general partner	(51)	(42)	(26)	—	—	(119)
Distributions to noncontrolling interests	—	—	—	—	(6)	(6)
June 2019 Acquisition	—	—	(510)	—	—	(510)
Balance as of June 30, 2019	$3,458	$(198)	$(4,046)	$(6)	$25	$(767)

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

Until April 1, 2020, the general partner owned an approximate 2% general partner economic interest in the Partnership, including the incentive distribution rights (“IDRs”). On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of June 30, 2020, our general partner holds a non-economic general partner interest in the Partnership and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. See Note 2 — Acquisitions and Other Transactions and Note 9 — (Deficit) Equity for additional details.

Description of Business

We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of June 30, 2020, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments, and generate interest income from financing receivables on certain logistic assets. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of June 30, 2020:

SHLX Ownership
Pecten Midstream LLC (“Pecten”)	100.0%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%
Triton West LLC (“Triton”)	100.0%
Zydeco Pipeline Company LLC (“Zydeco”) (1)	92.5%
Mattox Pipeline Company LLC (“Mattox”)	79.0%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%
Bengal Pipeline Company LLC (“Bengal”)	50.0%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%
LOCAP LLC (“LOCAP”)	41.48%
Explorer Pipeline Company (“Explorer”)	38.59%
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%
Colonial Enterprises, Inc. (“Colonial”)	16.125%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%
(1) SPLC owns the remaining 7.5% ownership interest in Zydeco.

Basis of Presentation

Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”) unless otherwise described herein. The unaudited consolidated financial statements for the three and six months ended June 30, 2020 and June 30, 2019 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2019 Annual Report.

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

Summary of Significant Accounting Policies

The accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2019 Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2020, other than those noted below.

Leases, Sale Leaseback

When entering into sale-leaseback transactions as a buyer-lessor, the requirements in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, are applied in determining whether the transfer of an asset shall be accounted for as a sale of the asset by assessing whether it satisfies a performance obligation under the contract by transferring control of an asset. If the seller-lessee transfers control of an asset to us, we account for the transfer of the asset as a purchase and recognize the transferred asset. The subsequent leaseback of the asset is accounted for in accordance with ASC Topic 842, Leases, in the same manner as any other lease. If the seller-lessee does not transfer the control of an asset to us, the failed sale-leaseback transaction is accounted for as a financing arrangement. Transactions in which control of an asset is not transferred are accounted for as financing receivables in accordance with ASC Topic 310, Receivables. Since the seller-lessee did not transfer the control of assets to us in the April 2020 Transaction (defined in Note 2 — Acquisitions and Other Transactions below), we did not recognize the transferred assets, and instead they were accounted for as financing receivables. Receivables issued in exchange for the Partnership’s capital stock should be presented as a component of the partner’s (deficit) equity. Since the Partnership issued common units and preferred units as consideration in exchange for the financing receivables in the April 2020 Transaction, we recorded the financing receivables as contra-equity. Refer to Note 2 — Acquisitions and Other Transactions and Note 9 – (Deficit) Equity for additional details. We recognize interest income on the financing receivables on the basis of the imputed interest rate determined in accordance with ASC Topic 835, Interest.

Allowance for Expected Credit Losses

Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on third party accounts receivable due from shippers and operators based on current expected credit losses. As of June 30, 2020 and December 31, 2019, we did not have a material amount of allowance for doubtful accounts.

Net income per limited partner unit

Prior to the April 2020 Transaction, we used the two-class method when calculating the net income per unit applicable to limited partners as there were different participating securities included in the calculation – including common units, general partner units and IDRs. After the April 2020 Transactions, the IDRs were eliminated, the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership, and the newly issued preferred units did not qualify as participating securities. Therefore the two-class method was still applied to the year to date calculation but was not applicable to the calculation for the second quarter of 2020.

Reclassifications

Certain reclassifications have been made to prior period amounts in our unaudited consolidated statements of income and unaudited consolidated balance sheets to conform to the current period presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

Recent Accounting Pronouncements

Standards Adopted as of January 1, 2020

In June 2016, the FASB issued ASU 2016-13 to Topic 326, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. The measurement of current expected credit losses under the new guidance is applicable to financial assets measured at amortized cost, including third-party trade receivables. We adopted the new standard effective January 1, 2020, using the modified retrospective method for all financial assets measured. No cumulative-effect adjustment to retained earnings was required upon adoption. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

2. Acquisitions and Other Transactions

April 2020 Transaction

On April 1, 2020, we closed the following transactions (together referred to as the “April 2020 Transaction”):

•Pursuant to a Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) between the Partnership and Triton, SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”) and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), we acquired 79.0% of the issued and outstanding membership interests in Mattox from SGOM (the “Mattox Transaction”), and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana (such assets, the “Norco Assets” and such transaction, the “Norco Transaction”);
•Simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). The general partner or its assignee has also agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for each of four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020.

As consideration for the April 2020 Transaction, the Partnership issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per unit, plus 160,000,000 newly issued common units. Certain third party fair value appraisals were performed to determine the fair value of the total consideration as well as the fair values of each of the Mattox Transaction, the Norco Transaction, and the GP/IDR Restructuring, as of April 1, 2020. Because the components of the April 2020 Transaction were entered in contemplation of each other and were transactions among entities under common control, the fair values of the April 2020 Transaction were used solely for the purpose of allocating a portion of the consideration on a relative fair value basis to the Norco Transaction.

In connection with the April 2020 Transaction, the Partnership recorded the following balances as of April 1, 2020:

Equity method investment (1)	$174
Financing receivables – related parties(2)	302
Contract assets - related parties(3)	244
$720
(1) Equity method investment was recorded at SGOM's historical carrying value of the 79.0% interest in Mattox. See more discussion in the section entitled “Mattox Transaction” below.
(2) Financing receivables under the failed sale leaseback were recorded at the fair value of the property, plant and equipment of the Norco Assets transferred by SOPUS and Shell Chemical and recognized as a component of the Partner's (deficit) equity. See more discussion in the section entitled “Norco Transaction” below.
(3) Contract assets were recorded based on the difference between the consideration allocated to the Norco Transaction and the financing receivables. See more discussion in the section entitled “Norco Transaction” below.

Mattox Transaction

We acquired 79.0% of the issued and outstanding membership interests in Mattox from SGOM. The acquisition was accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As a result of the Mattox Transaction, we have significant influence, but not control, over Mattox and account for this investment as an equity method investment. As such, we recorded the acquired equity interests in Mattox at SGOM’s historical carrying value of $174 million, which is included in Equity method investments in our unaudited consolidated balance sheet as of June 30, 2020. See Note 4 —Equity Method Investments for additional details.

Norco Transaction

SOPUS and Shell Chemical transferred certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure, to Triton, as a designee of the Partnership. The Partnership simultaneously leased the Norco Assets back to SOPUS and Shell Chemical pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling services agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both payments are subject to annual Consumer Price Index adjustments.

The transfer of the Norco Assets combined with the terminaling services agreements were accounted for as a failed sale leaseback under ASC Topic 842, Leases, as control of the assets did not transfer to the Partnership. As a result, the transaction was treated as a financing arrangement. As the Norco Transaction was entered into simultaneously and in contemplation of the Mattox Transaction and the GP/IDR Restructuring components, we allocated $546 million of the fair value of the consideration of the April 2020 Transaction to the Norco Transaction based on its relative stand-alone fair value to the other components of the April 2020 Transaction. From this amount, we recorded financing receivables of $302 million, based on the fair value of the Norco Assets’ property, plant and equipment transferred from SOPUS and Shell Chemical, using a combination of market and cost valuation approaches. The financing receivables were recorded as the fair value of property, plant and equipment because the annual payments received by the Partnership are directly related to the lease of the property, plant and equipment of the Norco Assets. Since the financing receivables from SOPUS and Shell Chemical arose from transactions involving the issuance of the Partnership’s common and preferred units, the financing receivables were presented as a component of (deficit) equity and not as assets on the balance sheet.

As of April 1, 2020, we also recorded contract assets in the amount of $244 million which represent the difference between the allocated fair value of the Norco Transaction of $546 million and the recognized financing receivables of $302 million. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. See Note 10 — Revenue Recognition for additional details.

The amount of contract assets recognized was dependent on the allocated fair value of the consideration to the Norco Transaction which was determined using the fair values of the consideration transferred and the fair values of each of the three components of the April 2020 Transaction. The common units were valued using a market approach based on the market opening price of the Partnership’s common units as of April 1, 2020, less a discount for the waiver described above and a marketability discount. The Series A Preferred Units were valued using an income approach based on a trinomial lattice model. Further, the fair values of the three components of the April 2020 Transaction were determined using an income approach of discounted cash flows at an average discount rate for each of the Mattox Transaction, the Norco Transaction, and the GP/IDR Restructuring components of 14%, 11% and 20%, respectively.

GP/IDR Restructuring

On April 1, 2020, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement, which included the elimination of all the IDRs and the cancellation of 4,761,012 general partner units, both of which were held by the general partner and amended and restated our partnership agreement to reflect these and other changes (as so amended, the “Second Amended and Restated Partnership Agreement”). The 2% general partner economic interest was converted into non-economic general partner interest. Because the components of the April 2020 Transaction were among entities under common control, the general partner’s negative equity balance of $4.0 billion at April 1, 2020 was transferred to SPLC’s equity accounts, allocated between common unitholders and preferred unitholders, based on the relative fair value of the consideration related to the issuance of common units and preferred units in the April 2020 Transaction.

Upon the closing of the April 2020 Transaction, the Partnership had 393,289,537 common units outstanding, of which SPLC’s wholly owned subsidiary, Shell Midstream LP Holdings LLC, owns 269,457,304 common units in the Partnership, representing an aggregate 68.5% limited partner interest. The Partnership also has 50,782,904 of Series A Preferred Units outstanding which are entitled to receive a quarterly distribution of $0.2363 per unit and all of which are owned by SPLC’s wholly owned subsidiary. See Note 9 — (Deficit) Equity for additional details.

June 2019 Acquisition

On June 6, 2019, we acquired SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased our ownership interest in Explorer to 38.59% and in Colonial to 16.125%. The June 2019 Acquisition closed pursuant to a Contribution Agreement dated May 10, 2019 (the “May 2019 Contribution Agreement”) between us and SPLC, and is accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As such, we recorded the acquired equity interests at SPLC’s historical carrying value of $90 million, which is included in Equity method investments in our unaudited consolidated balance sheet as of June 30, 2019. In addition, as a transfer among entities under common control, we recorded Accumulated other comprehensive loss of $6 million related to historical remeasurements of pension and other postretirement benefits provided by Explorer and Colonial to their employees. We recognized $510 million of cash consideration in excess of the historical carrying value of equity interests acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined in Note 7—Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million. Pursuant to the May 2019 Contribution Agreement, the number of common units representing the equity consideration was determined by dividing the contribution amount (25% of total consideration of $800 million) by the price per unit of $20.68, which represents the volume weighted average sales prices of the common units calculated for the five-trading-day period ended on April 30, 2019, less the general partner units issued to the general partner in order to maintain its 2% general partner interest in us. The equity issued consisted of 9,477,756 common units issued to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell, and 193,424 general partner units issued to the general partner in order to maintain its 2% general partner interest in us. These common and general partner units issued were assigned no book value because the cash consideration exceeded the historical carrying value of equity interests acquired. Accordingly, the units issued had no impact on partner capital accounts, other than changing ownership percentages.

As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments.

3. Related Party Transactions

Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Acquisition Agreements

On February 27, 2020, the Partnership and Triton entered into the Purchase and Sale Agreement with SPLC, SGOM, Shell Chemical, and Equilon Enterprises LLC d/b/a SOPUS to acquire: (i) 79% of the issued and outstanding membership interests in Mattox, from SGOM and (ii) certain logistics assets at Norco, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure, from SOPUS and Shell Chemical. The transactions closed pursuant to the Purchase and Sale Agreement on April 1, 2020. See Note 2 — Acquisitions and Other Transactions in this report for additional details.

For a description of other applicable agreements, see Note 3 – Acquisitions and Divestiture in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

2019 Omnibus Agreement

On November 3, 2014, we entered into an Omnibus Agreement with SPLC and our general partner concerning our payment of an annual general and administrative services fee to SPLC, as well as our reimbursement of certain costs incurred by SPLC on our behalf. On February 19, 2019, we, our general partner, SPLC, the Operating Company and Shell Oil Company terminated the Omnibus Agreement effective as of February 1, 2019, and we, our general partner, SPLC and the Operating Company entered into a new Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”). On February 18, 2020, pursuant to the 2019 Omnibus Agreement, the Board of Directors of our general partner (the “Board”) approved a 3% inflationary increase to the annual general and administrative fee for 2020.

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

During the six months ended June 30, 2020, neither we, nor SPLC, made any claims for indemnification under the 2019 Omnibus Agreement.

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

Partnership Agreement

Concurrently with the execution of the Partnership Interests Restructuring Agreement, on April 1, 2020, we executed the Second Amended and Restated Partnership Agreement, which amended and restated the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014, (“First Amended and Restated Partnership Agreement” as the same was previously amended) in its entirety. Under the Second Amended and Restated Partnership Agreement, the IDRs were eliminated, the economic general partnership interest was converted into a non-economic general partner interest, and the general partner or its assignee agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020. The transaction closed simultaneously with the closing of the transactions described in “Acquisition Agreements” above. See Note 2—Acquisitions and Other Transactions for additional details.

Prior to the execution of the Second Amended and Restated Partnership Agreement, on December 21, 2018, we executed Amendment No. 2 (the “Second Amendment”) to the First Amended and Restated Partnership Agreement. Under the Second Amendment, the general partner agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the Partnership’s IDRs by: (1) $17 million for the three months ended March 31, 2019; (2) $17 million for the three months ended June 30, 2019; and (3) $16 million for the three months ended September 30, 2019.

Noncontrolling Interests

For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both June 30, 2020 and December 31, 2019. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of both June 30, 2020 and December 31, 2019.

Other Related Party Balances

Other related party balances consist of the following:

	June 30, 2020	December 31, 2019
Accounts receivable	$36	$29
Prepaid expenses	6	15
Other assets	2	2
Contract assets (1)	240	—
Accounts payable (2)	21	10
Deferred revenue	4	—
Accrued liabilities (3)	20	19
Debt payable (4)	2,692	2,692
Financing receivables (1)	301	—
(1) Contract assets - related parties and Financing receivables were recognized in connection with the April 2020 Transaction. Refer to the section entitled “Sale Leaseback” below for additional details. Financing receivables were presented as a component of (deficit) equity.
(2) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(3) As of June 30, 2020, Accrued liabilities reflects $16 million accrued interest, and $4 million other accrued liabilities which are primarily related to the accrued operation and maintenance expenses on the Norco Assets. As of December 31, 2019, Accrued liabilities reflects $18 million of accrued interest and $1 million of other accrued liabilities.
(4) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2 million as of both June 30, 2020 and December 31, 2019.

Related Party Credit Facilities

We have entered into five credit facilities with STCW: the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility. Zydeco has also entered into the 2019 Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 7 – Related Party Debt in this report and Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

Related Party Revenues and Expenses

We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three and six months ended June 30, 2020 and June 30, 2019 is disclosed in Note 10 – Revenue Recognition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allocated operating expenses	$16	$3	$20	$8
Major maintenance costs (1)	3	—	3	—
Insurance expense (2)	5	5	10	9
Other (3)	8	8	13	13
Operations and maintenance – related parties	$32	$16	$46	$30

Allocated general corporate expenses	$10	$8	$17	$14
Management Agreement fee	3	2	5	4
Omnibus Agreement fee	2	2	5	5
Other (3)	2	$—	$2	$—
General and administrative – related parties	$17	$12	$29	$23

(1) Major maintenance costs are expensed as incurred in connection with the maintenance services of the Norco Assets. Refer to section entitled “Sale Leaseback” below for additional details.
(2) The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell. The remaining coverage is provided by third-party insurers.
(3) Other expenses primarily relate to severance, salaries and wages and other payroll expenses.

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation in the Notes to Consolidated Financial Statements of our 2019 Annual Report.

Pension and Retirement Savings Plans

Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance, and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2020 were $1 million and $3 million, respectively. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2019 were $2 million and $3 million, respectively. Our share of defined contribution benefit plan costs for the three and six months ended June 30, 2020 were less than $1 million and $1 million, respectively. Our share of defined contribution benefit plan costs for the three months ended June 30, 2019 was less than $1 million and for the six months ended June 30, 2019 was $1 million. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.

Share-based Compensation

Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the Performance Share Plan, Shell’s incentive compensation program. Share-based compensation expense is included in General and administrative – related parties in the accompanying unaudited consolidated statements of income. These costs for both the three and six months ended June 30, 2020 and June 30, 2019 were not material.

Severance

For both the three and six months ended June 30, 2020, we have recorded voluntary and involuntary severance costs of $5 million. Severance expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.

Equity and Other Investments

We have equity and other investments in various entities. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 4 – Equity Method Investments for additional details.

Reimbursements

Total reimbursements received for the three and six months ended June 30, 2020 were primarily related to the directional drill project on the Zydeco pipeline system (the “directional drill project”). As the directional drill project was completed at the end of 2019, the amounts incurred by the project and associated claims for reimbursement from our Parent in the three and six months ended June 30, 2020 were not material. For the three and six months ended June 30, 2019 the amounts were $3 million and $10 million, respectively. These reimbursements are included in Other contributions from Parent in the accompanying unaudited consolidated statements of cash flows. For each of these periods, this amount reflects our proportionate share of the directional drill project costs and expenses.

Sale Leaseback

In connection with the April 2020 Transaction (see Note 2—Acquisitions and Other Transactions), SOPUS and Shell Chemical transferred the Norco Assets to Triton, as a designee of the Partnership. The Partnership simultaneously leased the Norco Assets back to SOPUS and Shell Chemical pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical related to these logistic assets which included financing components and service components. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both annual payments are subject to annual Consumer Price Index adjustments.

The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under ASC Topic 842, Leases. As a result, the transaction was treated as a financing arrangement in which the underlying assets were not recognized in property, plant and equipment of the Partnership as control of the Norco Assets did not transfer to the Partnership, and instead, were recorded as financing receivables from SOPUS and Shell Chemical on April 1, 2020 in the amount of $302 million.

The financing receivables are presented as contra-equity in (deficit) equity because they were transferred in exchange for the Series A Preferred Units and newly issued common units, both of which are fully vested, nonforfeitable equity instruments. We recognize interest income on the financing receivables on the basis of an imputed interest rate of 11.1% related to SOPUS and 7.4% related to Shell Chemical. As of the three and six months ended June 30, 2020, the Partnership recorded $7 million interest income related to the financing receivables in the unaudited consolidated statements of income, and $1 million of reduction in the financing receivables in the unaudited balance sheet, of which $5 million of interest income and $1 million of principal repayment were received in cash payments in the second quarter of 2020.

The transfer of the Norco Assets and the terminaling services agreements as a result of the April 2020 Transaction have operation and maintenance service components and major maintenance service components (together “service components”). Consistent with our operating lease arrangements, we allocate a portion of the arrangement’s transaction price to any service components within the scope of the revenue standard and defer the revenue, if necessary, until the point at which the performance obligation is met. We present the revenue earned from the service components under the revenue standard within transportation, terminaling and storage services – related parties in the unaudited consolidated statements of income. Contract assets were also recorded in the amount of $244 million as of April 1, 2020. See Note 10 – Revenue Recognition for additional details related to revenue recognized on the service component and amortization of the contract assets.

4. Equity Method Investments

For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	June 30, 2020		December 31, 2019
	Ownership	Investment Amount	Ownership	Investment Amount
Mattox (1)	79.0%	$171	—	$—
Amberjack – Series A / Series B	75.0% / 50.0%	414	75.0% / 50.0%	426
Mars	71.5%	153	71.5%	161
Bengal	50.0%	88	50.0%	88
Permian Basin	50.0%	89	50.0%	91
LOCAP	41.48%	10	41.48%	9
Explorer	38.59%	84	38.59%	88
Poseidon	36.0%	—	36.0%	—
Colonial	16.125%	28	16.125%	30
Proteus	10.0%	14	10.0%	15
Endymion	10.0%	18	10.0%	18
		$1,069		$926
(1) Mattox was acquired as part of the April 2020 Transaction. This interest has been accounted for on a prospective basis. See below for additional information.

We acquired a 79.0% interest in Mattox in the April 2020 Transaction. This investment qualifies for equity method accounting, as we have the ability to exercise significant influence but not control over this investment as of the acquisition date. Upon acquisition, we recorded SGOM’s historical carrying value of the equity interests transferred as a transaction between entities under common control, totaling $174 million. We recorded equity earnings for Mattox prospectively from the date of acquisition. Subsequent to the April 2020 Transaction date, we recorded $15 million equity earnings for Mattox for both the three and six months ended June 30, 2020. We also received second quarter distributions for Mattox in the amount of $18 million and recorded these distributions as a reduction to the equity method investment balance.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of June 30, 2020 and December 31, 2019, the unamortized basis differences included in our equity investments are $88 million and $92 million, respectively. For the three and six months ended June 30, 2020 the net amortization expense was $2 million and $4 million, respectively, and for the three and six months ended June 30, 2019, the net amortization expense was $1 million and $2 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting for this investment. Further, we have no commitments to provide further financial support to Poseidon. As such, we have recorded excess distributions in Other income of $9 million and $18 million for the three and six months ended June 30, 2020, respectively, and $9 million and $17 million for the three and six months ended June 30, 2019, respectively. If our cumulative share of equity earnings becomes greater than the amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Mattox (1)	$15	$—	$15	$—
Amberjack	29	31	58	63
Mars	28	29	59	58
Bengal	4	5	9	10
Explorer (2)	10	7	24	7
Colonial (2)	18	4	45	4
Other (3)	5	4	11	8
	$109	$80	$221	$150
(1) We acquired an interest in Mattox on April 1, 2020. The acquisition of this interest has been accounted for prospectively.
(2) We acquired additional interests in Explorer and Colonial in June 2019. The acquisition of these interests has been accounted for prospectively. Prior to the acquisition date, Explorer and Colonial were accounted for as Other investments without readily determinable fair values and were therefore carried at cost.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

The adoption of ASC Topic 606, Revenue from Contracts with Customers, and all related accounting standards updates to such Topic (collectively, “the revenue standard”) for the majority of our equity method investments followed the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin, which adopted on January 1, 2018. As a result of the adoption of the revenue standard on January 1, 2019, we recognized our proportionate share of Amberjack’s cumulative effect transition adjustments as a decrease to opening (deficit) equity in the amount of $9 million under the modified retrospective transition method.

Under ASC Topic 842, Leases, the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2020 or 2021 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019. There was no material impact on the Partnership’s consolidated financial statements as a result of the adoption of the lease standard by our equity method investees.

We assess our equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other than temporary. Due to the changes in market conditions as a result of the continuing effects of the COVID-19 pandemic, as of June 30, 2020, we evaluated whether an impairment indicator existed. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of our equity method investments. However, if the facts and circumstances change in the near term and indicate a loss in value that is other than temporary, we will re-evaluate whether the carrying amount of our equity method investments may not be recoverable.

Summarized Financial Information

The following tables present aggregated selected unaudited income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected unaudited income statement data reflects activity from the date of the acquisition.

	Three Months Ended June 30, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox (1)	$22	$3	$19	$19
Amberjack	74	17	57	56
Mars	61	21	40	40
Bengal	15	8	7	7
Explorer	80	43	37	28
Colonial	348	166	182	116
Poseidon	30	8	22	20
Other (2)	57	29	28	23
(1) Our interest in Mattox was acquired on April 1, 2020.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox (1)	$22	$3	$19	$19
Amberjack	150	36	114	113
Mars	133	49	84	84
Bengal	32	15	17	17
Explorer	176	90	86	66
Colonial	749	329	420	285
Poseidon	63	17	46	42
Other (2)	114	56	58	48
(1) Our interest in Mattox was acquired on April 1, 2020. Mattox’s total revenues, total operating expenses and operating income (on a 100% basis) for the six months ended June 30, 2020 were $40 million, $6 million and $34 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended June 30, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$74	$17	$57	$58
Mars	67	26	41	42
Bengal	19	9	10	10
Explorer (1)	37	13	24	18
Colonial (2)	88	44	44	27
Poseidon	34	8	26	23
Other (3)	56	37	19	17
(1) Our additional interest in Explorer was acquired on June 6, 2019. Explorer’s total revenues, total operating expenses and operating income (on a 100% basis) for the three months ended June 30, 2019 were $133 million, $48 million and $85 million, respectively.
(2) Our additional interest in Colonial was acquired on June 6, 2019. Colonial’s total revenues, total operating expenses and operating income (on a 100% basis) for the three months ended June 30, 2019 were $325 million, $164 million and $161 million, respectively.

(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$155	$36	$119	$120
Mars	130	48	82	83
Bengal	37	16	21	21
Explorer (1)	37	13	24	18
Colonial (2)	88	44	44	27
Poseidon	65	17	48	43
Other (3)	86	55	31	26
(1) Our additional interest in Explorer was acquired on June 6, 2019. Explorer’s total revenues, total operating expenses and operating income (on a 100% basis) for the six months ended June 30, 2019 were $222 million, $94 million and $128 million, respectively.
(2) Our additional interest in Colonial was acquired on June 6, 2019. Colonial’s total revenues, total operating expenses and operating income (on a 100% basis) for the six months ended June 30, 2019 were $696 million, $330 million and $366 million, respectively.
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Capital Contributions

We make capital contributions for our pro-rata interest in Permian Basin to fund capital and other expenditures. For the three and six months ended June 30, 2020, we made no capital contributions, and for the three and six months ended June 30, 2019, we made capital contributions of $5 million and $10 million, respectively.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following as of the dates indicated:

	Depreciable Life	June 30, 2020	December 31, 2019
Land	—	$11	$11
Building and improvements	10 - 40 years	47	40
Pipeline and equipment (1)	10 - 30 years	1,238	1,228
Other	5 - 25 years	34	33
		1,330	1,312
Accumulated depreciation and amortization (2)		(639)	(613)
		691	699
Construction in progress		19	27
Property, plant and equipment, net		$710	$726
(1) As of June 30, 2020 and December 31, 2019, includes costs of $371 million and $369 million, respectively, related to assets under operating lease (as lessor). As of both June 30, 2020 and December 31, 2019, includes cost of $23 million, related to right-of-use (“ROU”) assets under finance lease (as lessee).
(2) As of June 30, 2020 and December 31, 2019, includes accumulated depreciation of $139 million and $133 million, respectively, related to assets under operating lease (as lessor). As of June 30, 2020 and December 31, 2019, includes accumulated amortization of $7 million and $6 million, respectively, related to ROU assets under finance lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2020 was $13 million and $26 million, respectively, and for the three and six months ended June 30, 2019 was $12 million and $24 million, respectively, and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating leases (as lessor) and finance leases (as lessee).

We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of our assets may not be recoverable. Due to the changes in market conditions as a result of the continuing effects of the COVID-19 pandemic, as of June 30, 2020, we evaluated whether an impairment indicator existed. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of property, plant and equipment. However, if current volatile market conditions deteriorate further or continue for an extended period of time, we may be required to assess the recoverability of our long-lived assets which could result in an impairment.

6. Accrued Liabilities – Third Parties

Accrued liabilities – third parties consist of the following as of the dates indicated:

	June 30, 2020	December 31, 2019
Project accruals	$6	$5
Property taxes	9	4
Other accrued liabilities	2	3
Accrued liabilities – third parties	$17	$12

See Note 3—Related Party Transactions for a discussion of Accrued liabilities – related parties.

7. Related Party Debt

Consolidated related party debt obligations comprise the following as of the dates indicated:

	June 30, 2020			December 31, 2019
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Ten Year Fixed Facility	$600	$600	$—	$600	$600	$—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	600	600	—	600	600	—
2019 Zydeco Revolver	—	30	30	—	30	30
Unamortized debt issuance costs	(2)	n/a	n/a	(2)	n/a	n/a
Debt payable – related party	$2,692	$3,590	$896	$2,692	$3,590	$896

For the three and six months ended June 30, 2020 interest and fee expenses associated with our borrowings, net of capitalized interest, were $23 million and $47 million, respectively, and for the three and six months ended June 30, 2019, interest and fee expenses associated with our borrowings, net of capitalized interest, were $22 million and $41 million, respectively. We paid $24 million and $49 million for interest, respectively, during the three and six months ended June 30, 2020, and we paid $20 million and $39 million for interest, respectively, during the three and six months ended June 30, 2019.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of June 30, 2020, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,891 million, respectively. As of December 31, 2019, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,825 million, respectively.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2019 Annual Report.

Borrowings and repayments under our credit facilities for the six months ended June 30, 2020 and June 30, 2019 are disclosed in our unaudited consolidated statements of cash flows. See Note 9 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period.

8. Accumulated Other Comprehensive Loss

As a result of the transactions contemplated by the June 2019 Acquisition, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The June 2019 Acquisition is accounted for as a transaction among entities under common control on a prospective basis and we have recorded the acquisition on our unaudited consolidated balance sheet at SPLC’s historical basis, which included accumulated other comprehensive loss. Our assumption of the accumulated other comprehensive loss balance had no effect on our comprehensive income during the period as the balance was accumulated while under the ownership of SPLC.

9. (Deficit) Equity

General Partner and IDR Restructuring

Prior to April 1, 2020, our capital accounts were comprised of 2% general partner interests and 98% limited partner interests. On April 1, 2020, in connection with the closing of the April 2020 Transaction, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest. As a result, 4,761,012 general partner units and the IDRs were canceled and are no longer outstanding and therefore, no longer participate in distributions of cash from the Partnership. Because the transaction was among entities under common control, our general partner's negative equity balance of $4 billion at April 1, 2020 was transferred to SPLC’s equity accounts, allocated between common unitholders and preferred unitholders based on the relative fair value of the consideration related to the issuance of common units and preferred units in the April 2020 Transaction..

Shelf Registrations

We have a universal shelf registration statement on Form S-3 on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units and partnership securities representing limited partner units. We also have on file with the SEC a shelf registration statement on Form S-3 relating to $1,000,000,000 of common units and partnership securities representing limited partner units to be used in connection with the “at-the-market” equity distribution program, direct sales or other sales consistent with the plan of distribution set forth in the registration statement.

At-the-Market Program

We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. During both the six months ended June 30, 2020 and June 30, 2019, we did not have any sales under this program.

Units Outstanding

The changes in the number of Partnership units outstanding from December 31, 2019 through June 30, 2020 are as follows:

(in units)	Preferred	Public Common	SPLC Common	General Partner
Balance as of December 31, 2019	—	123,832,233	109,457,304	4,761,012
April 2020 Transaction (1)	50,782,904	—	160,000,000	(4,761,012)
Balance as of June 30, 2020	50,782,904	123,832,233	269,457,304	—

(1) See Note 2 – Acquisitions and Other Transactions for additional information.

Common units

The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under the Second Amended and Restated Partnership Agreement.

As of June 30, 2020, we had 393,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 269,457,304 common units, representing an aggregate 68.5% limited partner interest in us. As of December 31, 2019, we had

233,289,537 common units outstanding, of which 123,832,233 were publicly owned, and SPLC owned 109,457,304 common units, representing an aggregate 46.0% limited partner interest in us, all of the IDRs, and 4,761,012 general partner units, representing a 2% general partner interest in us.

Series A Preferred Units

On April 1, 2020, as partial consideration for the April 2020 Transaction, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. The Series A Preferred Units are a new class of equity security that rank senior to all common units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units have voting rights, distribution rights and certain redemption rights, and are also convertible (at the option of the Partnership and at the option of the holder, in each case under certain circumstances) and are otherwise subject to the terms and conditions as set forth in the Second Amended and Restated Partnership Agreement. We classified the Series A Preferred Units as permanent equity since they are not redeemable for cash or other assets either 1) at a fixed or determinable price on a fixed or determinable date; 2) at the option of the holder; or 3) upon the occurrence of an event that is not solely within the control of the issuer.

Conversion

At the option of Series A Preferred Unitholders. Beginning with the earlier of (1) January 1, 2022 and (2) immediately prior to the liquidation of the Partnership, the Series A Preferred Units are convertible by the preferred unitholders, at the preferred unitholders’ option, into common units on a one-for-one basis, adjusted to give effect to any accrued and unpaid distributions on the applicable preferred units.

At the option of the Partnership. The Partnership shall have the right to convert the Series A Preferred Units on a one-for-one basis, adjusted to give effect to any accrued and unpaid distributions on the applicable Series A Preferred Units, into common units at any time from and after January 1, 2023, if the closing price of the common units is greater than $33.082 per unit (140% of the Series A Preferred Unit Issue Price (as defined in the Second Amended and Restated Partnership Agreement)) for any 20 trading days during the 30 trading-day period immediately preceding notice of the conversion. The conversion rate for the Series A Preferred Units shall be the quotient of (a) the sum of (i) $23.63, plus (ii) any unpaid cash distributions on the applicable Series A Preferred Units, divided by (b) $23.63.

Voting

The Series A Preferred Units are entitled to vote on an as-converted basis with the common units and have certain other class voting rights with respect to any amendment to the Second Amended and Restated Partnership Agreement. In the event of any liquidation of the Partnership, the Series A Preferred Units are entitled to receive, out of the assets of the Partnership available for distribution to the partners or any assignees, prior and in preference to any distribution of any assets of any junior securities, the value in each holder’s capital account in respect of such Series A Preferred Units.

Change of Control

Upon the occurrence of certain events involving a change of control in which more than 90% of the consideration payable to the holders of the common units is payable in cash, the Series A Preferred Units will automatically convert into common units at the then-applicable conversion rate. Upon the occurrence of certain other events involving a change of control, the holders of the Series A Preferred Units may elect, among other potential elections, to convert the Series A Preferred Units to common units at the then-applicable conversion rate.

Special Distribution

Each Series A Preferred Unit has the right to share in any special distributions by the Partnership of cash, securities or other property pro rata with the common units or any other securities, on an as-if converted basis, provided that special distributions shall not include regular quarterly distributions paid in the normal course of business on the common units.

Distributions to our Unitholders

In connection with the April 2020 Transaction, commencing with the quarter ending June 30, 2020, the holders of the Series A Preferred Units are entitled to cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit, payable quarterly in arrears no later than 60 days after the end of the applicable quarter. The Partnership will not be entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. As of June 30, 2020, the aggregate and per unit amounts of cumulative preferred distributions were $12 million and $0.2363, respectively.

Under the Second Amended and Restated Partnership Agreement, the general partner or its assignee has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020. See Note 3 - Related Party Transactions for terms of the Second Amended and Restated Partnership Agreement.

Under the Second Amendment, our general partner elected to waive $50 million of IDRs in 2019 to be used for future investment by the Partnership. See Note 3 - Related Party Transactions for terms of the Second Amendment.

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Preferred	Common	IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2019	December 31, 2018	49	—	40	37	3	129	$0.4000
May 15, 2019	March 31, 2019 (1)	51	—	42	23	3	119	0.4150
August 14, 2019	June 30, 2019 (1)	53	—	47	28	3	131	0.4300
November 14, 2019	September 30, 2019 (1)	56	—	48	33	3	140	0.4450
February 14, 2020	December 31, 2019	57	—	50	52	3	162	0.4600
May 15, 2020	March 31, 2020	57	—	50	52 (3)	3 (4)	162	0.4600
August 14, 2020	June 30, 2020 (2)	57	12	104	—	—	173	0.4600
(1) Includes the impact of waived distributions to the holders of the IDRs as described above.
(2) Includes the impact of waived distributions to SPLC with respect to the April 2020 Transaction as described above.
(3) This amount represents the Final IDR Payment (as defined in the Partnership Interests Restructuring Agreement) to which the general partner (or its assignee) was entitled pursuant to the Partnership Interests Restructuring Agreement. Also pursuant to the Partnership Interests Restructuring Agreement, the general partner agreed (on its own behalf and on behalf of its assignees) to waive any distributions that it would otherwise be entitled to receive with respect to the newly-issued 160 million common units that it received in the April 2020 Transaction for the quarter in which it receives the Final IDR Payment. The general partner will not be entitled to any payments with respect to the IDRs going forward, as they have been cancelled as a part of the April 2020 Transaction.
(4) This amount represents the final distribution payment on the 2% economic general partner interest. The general partner will not be entitled to any payments with respect to the economic general partner interest going forward, as it was converted into a non-economic general partner interest as a part of the April 2020 Transaction.

Distributions to Noncontrolling Interests

Distributions to SPLC for its noncontrolling interest in Zydeco for the three and six months ended June 30, 2020 were $2 million and $3 million, respectively, and for the three and six months ended June 30, 2019 were $2 million and $3 million, respectively. Distributions to GEL for its noncontrolling interest in Odyssey for the three and six months ended June 30, 2020 were $2 million and $6 million, respectively, and for the three and six months ended June 30, 2019 were $4 million and $6 million, respectively. See Note 3—Related Party Transactions for additional details.

Financing Receivables Related to Sale Leaseback (Contra-Equity)

In connection with the April 2020 Transaction, financing receivables in the amount of $301 million were recorded as contra-equity in the unaudited statement of changes in (deficit) equity as of June 30, 2020. See Note 2 – Acquisitions and Other Transactions and Note 3 – Related Party Transactions for additional details.

10. Revenue Recognition

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Transportation services revenue – third parties	$25	$32	$54	$72
Transportation services revenue – related parties (1)	41	51	96	101
Storage services revenue – third parties	2	2	4	4
Storage services revenue – related parties	2	2	4	4
Terminaling services revenue – related parties (2)	30	11	42	23
Terminaling services revenue – major maintenance service – related parties (3)	4	—	4	—
Product revenue – third parties (4)	—	3	—	4
Product revenue – related parties (4)	2	6	9	16
Total Topic 606 revenue	106	107	213	224
Lease revenue – related parties	14	14	28	28
Total revenue	$120	$121	$241	$252
(1) Transportation services revenue - related parties includes $1 million and $2 million, respectively, of the non-lease service component in our transportation services contracts for the three and six months ended June 30, 2020 and 2019.
(2) Terminaling services revenue - related parties is comprised of the service components in our terminaling services contracts, including the operation and maintenance service components related to the Norco Assets in connection with the April 2020 Transaction. See Note 3 – Related Party Transactions for additional details.
(3) Terminaling services revenue - major maintenance service - related parties is comprised of the service components related to providing required major maintenance to the Norco Assets in connection with the April 2020 Transaction. See Note 3 – Related Party Transactions for additional details.
(4) Product revenue is comprised of allowance oil sales.

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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Some of these agreements were entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms, and we have additional agreements with an initial term of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of June 30, 2020, future minimum payments of both the lease and non-lease service components to be received under the initial ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$784	$110	$219	$219	$236

Terminaling Service revenue

In April 2020, the Partnership closed the April 2020 Transaction pursuant to which the Norco Assets were transferred from SOPUS and Shell Chemical to Triton. In connection with closing the April 2020 Transaction, Triton entered into terminaling service agreements with SOPUS and Shell Chemical related to the Norco Assets. These terminaling service agreements were entered into for an initial term of fifteen years, with the option to extend for additional five-year terms. The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under ASC Topic 842, Leases. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets.

These agreements have components related to financing receivables, for which the interest income is recognized in the unaudited consolidated statements of income and principal payments are recognized as a reduction to the financing receivables in the unaudited consolidated balance sheet. Revenue related to the operation and maintenance service components and major maintenance service components are presented within transportation, terminaling and storage services – related parties in the unaudited consolidated statements of income.

The operation and maintenance service consists of the Partnership’s obligation to operate the Norco Assets over the life of the agreements. It is considered a distinct service that represents a performance obligation that would be satisfied over time if it were accounted for separately. The services provided over the contract period are a series of distinct services that are substantially the same, have the same pattern of transfer to the customer, and therefore, qualify as a single performance obligation. Since the customer simultaneously receives and consumes the benefits of services, we recognize revenue over time based on the number of days elapsed.

The major maintenance service consists of the Partnership’s obligation to provide major maintenance on the Norco Assets such that the current capacity available to the customers is maintained over the life of the agreements. It is considered a distinct service that represents a performance obligation that would be satisfied over time if it were accounted for separately. The services provided over the contract period are a series of distinct services that are substantially the same, have the same pattern of transfer to the customer, and therefore, qualify as a single performance obligation. Since the customer simultaneously receives and consumes the benefits of services, we recognize revenue over time using the input method (cost-to-cost method) based on the ratio of actual major maintenance costs incurred to date to the total forecasted major maintenance contract over the contract term.

We allocate the arrangement consideration between the components based on the relative stand-alone selling price of each component in accordance to ASC Topic 606, Revenue from Contracts with Customers. The Partnership established the stand-alone selling price for the financing components based off an expected return on the assets being financed. The Partnership established the stand-alone selling price for the service components using expected cost-plus margin approach based on the Partnership’s forecasted costs of satisfying the performance obligation plus an appropriate margin for the service. The key assumptions include forecasts of the future operation and maintenance costs and major maintenance costs and the expected return.

Contract Balances

The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2020	June 30, 2020
Receivables from contracts with customers – third parties	$11	$10
Receivables from contracts with customers – related parties	24	27
Contract assets - related parties	—	240
Deferred revenue – third parties	—	5
Deferred revenue – related party (1)	—	4
(1) Deferred revenue - related party is related to deficiency credits.

In connection with the April 2020 Transaction, we also recorded contract assets in the amount of $244 million as of April 1, 2020 based on the difference between the consideration allocated to the Norco Transaction and the recognized financing receivables. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. The contract assets balance is amortized in a pattern consistent with the recognition of revenue on the service components of the contract. The portion of the contract assets related to operations and maintenance is amortized on a straight-line basis over a fifteen-year period and the portion related to major maintenance is amortized based on the ratio of actual major maintenance costs incurred to the total projected major maintenance costs over the fifteen year term. We recorded amortization as a component of transportation, terminaling and storage service revenues from related parties of $4 million for the three and six months ended June 30, 2020. We had no contract assets recognized from the costs to obtain or fulfill a contract as of December 31, 2019.

The estimated future amortization related to the contract assets for the next five years is as follows:

	Reminder of 2020	2021	2022	2023	2024	2025
Amortization	$8	$15	$16	$16	$17	$17

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2019	Additions (1)	Reductions (2)	June 30, 2020
Deferred revenue – third parties	$—	$6	$(1)	$5
Deferred revenue – related party	—	5	(1)	4
(1) Contract liability additions resulted from deficiency payments from minimum volume commitment contracts and deferred revenue related to tariff changes on Delta.
(2) Contract liability reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits and revenue earned on tariff changes on Delta.

Remaining Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of June 30, 2020:

	Total	Remainder of 2020	2021	2022	2023	2024 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$525	$53	$63	$63	$63	$283
Revenue expected to be recognized on other multi-year transportation service contracts (1)	37	2	5	5	5	20
Revenue expected to be recognized on multi-year storage service contracts	19	2	4	4	4	5
Revenue expected to be recognized on multi-year terminaling service contracts (1)	354	24	48	48	48	186
Revenue expected to be recognized on multi-year operation and major maintenance terminaling service contracts(2)	1,559	51	106	106	106	1,190
	$2,494	$132	$226	$226	$226	$1,684
(1) Relates to the service components of certain of our long-term transportation and terminaling service contracts which are accounted for as operating leases.
(2) Relates to the operation and maintenance service components and the major maintenance service components of our terminaling service contracts on the Norco Assets in connection with the April 2020 Transaction.

As an exemption under ASC Topic 606, Revenue from Contracts with Customers, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less or for variable consideration that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

11. Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Prior to April 1, 2020, the classes of participating securities included common units, general partner units and IDRs. Because we had more than one class of participating securities, we used the two-class method when calculating the net income per unit applicable to limited partners. Effective April 1, 2020, the classes of participating securities included only common units as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. See Note 9 – (Deficit) Equity, for a discussion of the elimination of our general partner’s IDRs and 2% economic interest effective April 1, 2020. For the three and six months ended June 30, 2020, our Series A Preferred Units are potentially dilutive securities and were dilutive to net income per limited partner unit. Basic and diluted net income per unit are the same for prior periods because we did not have any potentially dilutive units outstanding for those periods presented.

Net income earned by the Partnership is allocated between the classes of participating securities in accordance with the terms of our partnership agreement as in effect on the date such calculation is performed, after giving effect to priority income allocations to the holders of the Series A Preferred Units if applicable. Earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to the IDRs prior to the second quarter of 2020, if applicable. To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages. For the diluted net income per limited partner unit calculation under the Second Amended and Restated Partnership Agreement, the Series A Preferred Units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash is recalculated, using the available cash amount increased only for the preferred distributions, which would have been attributable to the common units after conversion.

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$144	$119	$286	$256
Less:
Net income attributable to noncontrolling interests	3	4	7	9
Net income attributable to the Partnership	141	115	279	247
Less:
General partner’s distribution declared (1)	—	31	55	57
Preferred unitholder’s interest in net income	12	—	12	—
Limited partners’ distribution declared on common units (2)	161	100	268	193
Distributions in excess of net income	$(32)	$(16)	$(56)	$(3)

(1) For the three and six months ended June 30, 2019, this includes the impact of waived distributions to the holders of the IDRs. See Note 3 –Related Party Transactions for additional information.
(2) For the three and six months ended June 30, 2020, this includes the impact of waived distributions to SPLC. See Note 3 – Related Party Transactions for additional information.

	Three Months Ended June 30, 2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$—	$161	$161
Distributions in excess of net income	—	(32)	(32)
Net income attributable to the Partnership's common unitholders (basic)	$—	129	$129
Dilutive effect of preferred units		12
Net income attributable to the Partnership's common unitholders (diluted)		$141

Weighted average units outstanding - Basic		393.3
Dilutive effect of preferred units		50.8
Weighted average units outstanding - Diluted		444.1
Net income per limited partner unit:
Basic		$0.33
Diluted		$0.32

	Six Months Ended June 30, 2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$55	$268	$323
Distributions in excess of net income	—	(56)	(56)
Net income attributable to the Partnership's common unitholders (basic)	$55	212	$267
Dilutive effect of preferred units		12
Net income attributable to the Partnership's common unitholders (diluted)		$224

Weighted average units outstanding - Basic		313.3
Dilutive effect of preferred units		25.4
Weighted average units outstanding - Diluted		338.7
Net income per limited partner unit:
Basic		$0.68
Diluted		$0.66

	Three Months Ended June 30, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$31	$100	$131
Distributions in excess of net income	(1)	(15)	(16)
Net income attributable to the Partnership	$30	$85	$115
Weighted average units outstanding:
Basic and diluted		226.4
Net income per limited partner unit:
Basic and diluted		$0.38
(1) This includes the impact of waived distributions to the holders of the IDRs. See Note 3 – Related Party Transactions for additional information.

	Six Months Ended June 30, 2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$57	$193	$250
Distributions in excess of net income	—	(3)	(3)
Net income attributable to the Partnership	$57	$190	$247
Weighted average units outstanding:
Basic and diluted		225.1
Net income per limited partner unit:
Basic and diluted		$0.84

(1) This includes the impact of waived distributions to the holders of the IDRs. See Note 3 – Related Party Transactions for additional  information.

12. Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and six months ended June 30, 2020 and June 30, 2019 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

13. Commitments and Contingencies

Environmental Matters

We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in income in the period in which they are probable and reasonably estimable. As of both June 30, 2020 and December 31, 2019, these costs and any related liabilities are not material.

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

Indemnification

Under the 2019 Omnibus Agreement, certain tax liabilities are indemnified by SPLC. See Note 3 – Related Party Transactions for additional information.

Minimum Throughput

On September 1, 2016, the in-service date of the finance lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff is reviewed annually and the rate updated based on the Federal Energy Regulatory Commission (“FERC”) indexing adjustment effective July 1 of each year. Effective July 1, 2020, there was an approximately 2.0% increase to this rate based on FERC indexing adjustment. The initial term of the agreement is ten years with automatic one year renewal terms with the option to cancel prior to each renewal period.

Other Commitments

Odyssey entered into a tie-in agreement effective January 2012 with a third party, which allowed producers to install the tie-in connection facilities and tie into the system. The agreement will continue to be in effect until the continued operation of the platform is uneconomic.

We hold cancellable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Obligations under these easements are not material to the results of our operations.

Leases

We have operating leases for land, a lease of platform space and finance leases for storage tanks and platform space.

14. Subsequent Events

We have evaluated events that have occurred after June 30, 2020 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution

On July 23, 2020, the Board declared cash distributions of $0.4600 per limited partner common unit and $0.2363 per limited partner preferred unit for the three months ended June 30, 2020. These distributions will be paid on August 14, 2020 to unitholders of record as of August 4, 2020. Pursuant to the Partnership Interests Restructuring Agreement, the general partner (or its assignee) has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (the “Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (the “general partner”). References to “RDS”, “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes in this quarterly report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”) and the consolidated financial statements and related notes therein. Our 2019 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with the risk factors set forth in our 2019 Annual Report, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part II, Item 1A of this report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Partnership Overview

We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of June 30, 2020, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, see Part I, Item 1 - Business and Properties in our 2019 Annual Report.

2020 developments include:

–Purchase and Sale Agreement. On April 1, 2020, we closed the following transactions (collectively referred to as the “April 2020 Transaction”) pursuant to the Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) by and among the Partnership, Triton West LLC (“Triton”), SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”), and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”):
i.We acquired 79% of the issued and outstanding membership interests in Mattox Pipeline Company LLC, from SGOM (the “Mattox Transaction”).
ii.SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure. (such assets, the “Norco Assets” and such transaction, the “Norco Transaction”)

–Partnership Interests Restructuring Agreement. On April 1, 2020 , simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner, dated as of February 27, 2020 (the “Partnership Interests Restructuring Agreement”), to eliminate all incentive distribution rights (“IDRs”) and converted the economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). As consideration for the transactions contemplated by the Purchase and Sale Agreement and the Partnership Interests Restructuring Agreement, SPLC received 160,000,000 newly issued common units, plus 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”). The general partner (or its assignee), has also agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020.

Refer to Note 2 – Acquisitions and Other Transactions in the Notes to the Unaudited Consolidated Financial Statements for more details.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments, and generate interest income from financing receivables on the Norco Assets. Our revenue is generated from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. We generally do not own any of the crude oil, refinery gas or refined petroleum products we handle, nor do we engage in the trading of these commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long-term.

As a result of certain offshore planned producer turnarounds, we anticipate an unfavorable impact of approximately $10 million in 2020 to both net income and cash available for distribution.

The broader market environment for our customers was challenging in 2019, and we expect it to be even more challenging in 2020, given the continuing and expanding effects of the COVID-19 pandemic during the first six months of 2020, which impacted worldwide demand for oil and gas and increased downward pressure on oil prices. The responses of oil and gas producers to the lower demand for, and price of, oil and natural gas are constantly evolving and remain uncertain. The master limited partnership (“MLP”) market also changed significantly, as capital for high growth fueled by dropdown activity continued to be constrained. We are fortunate to have the support of RDS, who has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, in 2020 we anticipate moderating inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and the organic growth of our business.

Executive Overview

Net income was $286 million and net income attributable to the Partnership was $279 million during the six months ended June 30, 2020. We generated cash from operations of $354 million. As of June 30, 2020, we had cash and cash equivalents of $332 million, total debt of $2,694 million and unused capacity under our credit facilities of $896 million.

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

The commitments under our transportation, terminaling and storage services agreements with shippers and the volumes we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. The COVID-19 pandemic continues to cause significant disruptions in the U.S. economy and financial and energy markets, including substantial demand destruction in the oil and gas markets.

Responses of oil and gas producers to the lower demand for, and price of, oil and natural gas are constantly evolving and unpredictable, but further or continued decreases in demand (including due to renewed economic shutdowns and restrictions in response to increased COVID-19 infection rates) could force producers to shut-in certain wellheads or otherwise cease or curtail their operations. It also could reduce the volumes running through our pipelines and terminals. Certain onshore and shallow water producers, as well as some producers in the eastern Gulf of Mexico, have shut-in production due to continued depressed commodity prices.

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

Operations and Maintenance Expenses

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. These expenses consist primarily of labor expenses (including contractor services), insurance costs (including coverage for our consolidated assets and operated joint ventures), utility costs (including electricity and fuel), repairs and maintenance expenses and major maintenance costs (related to the terminaling service agreements of the Norco Assets), which are expensed as incurred as the Partnership does not own the related assets. Utility costs fluctuate based on throughput volumes and the grades of crude oil and types of refined products we handle. Our property and business interruption coverage is provided by a wholly owned subsidiary of Shell, which results in cost savings and improved coverage. Our other operations and maintenance expenses generally remain stable across broad ranges of throughput and storage volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during a period. At times, the fluctuation in operations and maintenance expenses may materially increase due to the performance of planned maintenance, such as turnaround work and asset integrity work, and unplanned maintenance, such as repair of damage caused by a natural disaster.

Adjusted EBITDA and Cash Available for Distribution

Adjusted EBITDA and cash available for distribution (“CAFD”) have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or cash available for distribution in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and cash available for distribution may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

We define Adjusted EBITDA as net income before income taxes, interest expense, interest income, gain or loss from dispositions of fixed assets, allowance oil reduction to net realizable value, loss from revision of asset retirement obligations, and depreciation, amortization and accretion, plus cash distributed to us from equity method investments for the applicable period, less equity method distributions included in other income and income from equity investments. We define Adjusted EBITDA attributable to the Partnership as Adjusted EBITDA less Adjusted EBITDA attributable to noncontrolling interests and Adjusted EBITDA attributable to Parent.

We define cash available for distribution as Adjusted EBITDA attributable to the Partnership less maintenance capital expenditures attributable to the Partnership, net interest paid by the Partnership, cash reserves and income taxes paid, and Series A Preferred Units distribution, plus net adjustments from volume deficiency payments attributable to the Partnership, reimbursements from Parent included in partners’ capital, principal and interest payments received on financing receivables, and certain one-time payments received. Cash available for distribution will not reflect changes in working capital balances.

The definition of cash available for distribution was updated for the second quarter of 2020 due to the closing of the April 2020 Transaction, which resulted in part in the transfer of the Norco Assets to be accounted for as a failed sale leaseback under ASC Topic 842, Leases. As a result, the Partnership recognized financing receivables from SOPUS and Shell Chemicals. These assets impact cash available for distribution since principal payments on the financing receivables will not be included in net income. As a result, such principal and interest payments on the financing receivables will be included as an adjustment to cash available for distribution beginning in the second quarter of 2020. Also as partial consideration for the April 2020 Transaction, SPLC received 50,782,904 Series A Preferred Units. The distributions on these Series A Preferred Units will be a deduction from cash available for distribution beginning in the second quarter of 2020.

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

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics

To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields, operational impacts at producer fields and the introduction of new sources of crude oil supply affect the demand for our services from both producers and consumers. In addition, general economic, broad market and worldwide health considerations, including the continuing effects of the COVID-19 pandemic, can also affect sourcing and demand dynamics for our services.

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

Changes in Customer Contracting

We generate a portion of our revenue under long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease transportation agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. Historically, the commercial terms of these long-term transportation and storage service agreements have substantially mitigated volatility in our financial results by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business could be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms, by sustained downturns or sluggishness in commodity prices, or the economy in general (as with the current and continuing effects of the COVID-19 pandemic, including the general destruction of demand for oil and gas), and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations. Our business can also be impacted by asset integrity or customer interruptions and natural disasters or other events, including the COVID-19 pandemic and its continuing effects on demand, that could lead customers to invoke force majeure or other defenses to avoid contractual performance.

As a result of the open season conducted in the second quarter of 2019, Zydeco was able to recontract the expired volumes under certain of its throughput and deficiency agreements (“T&D agreements”). Although we have replaced the volumes from previously expired contracts, the rates under the new T&D agreements are lower than those previously contracted, and therefore net income and cash available for distribution are lower. Further, two of these T&D agreements will expire in the fourth quarter of 2020; however, the shippers have the ability to extend the contracts for an additional six months. The T&D agreements that are scheduled for re-contracting account for 10% of our revenue for the six months ended June 30, 2020, and we are currently assessing the needs of the marketplace to formulate our approach to re-contract the system.

The market environment dictated the rates, terms and duration of these T&D agreements. Increases or decreases in available crude supply in the Houston or Nederland markets (our two key origination markets) can affect demand for transportation to other markets, especially the Louisiana refining market. A number of factors could impact this, including increased production in fields with Houston connectivity and increased export capabilities at Texas Gulf Coast ports. Shippers may also choose alternate routes on which to ship. Alternatively, Louisiana refineries’ availability and crude slates, as well as potential crude options at Louisiana Gulf Coast ports, can impact Louisiana demand for crude types available in the Houston or Nederland market. Additionally, crude prices and basis differentials directly impact the price our customers are willing to pay to transport. Despite these challenges, we believe that Zydeco continues to serve an important market, and we strive to maximize the long-term value of the system to both shippers and the pipeline.

The cumulative effect of the foregoing circumstances and challenges on Zydeco has had, and may continue to have, a material impact on our financial results.

Changes in Commodity Prices and Customers’ Volumes

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. In the first six months of 2020, the demand for, and price of, oil and natural gas decreased significantly due to the continuing effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. The current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. Indirectly, global demand for refined products and chemicals could impact our terminal operations and refined products and refinery gas pipelines, as well as our crude pipelines that feed U.S. manufacturing demand. Likewise, changes in the global market for crude oil could affect our crude oil pipeline and terminals and require expansion capital expenditures to reach growing export hubs. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity prices, decreased third-party investment in the industry, increased competition and other adverse economic factors such as the current COVID-19 pandemic, which affect the exploration, production and refining industries. We are currently experiencing and expecting continued depressed demand for crude oil and refined products due to the pandemic. Responses of oil and gas producers to the lower demand for and price of oil and gas are constantly evolving and unpredictable, but further or continued decreases in demand (including due to renewed economic shutdowns and restrictions in response to increased COVID-19 infection rates) could force producers to shut-in certain wellheads or otherwise cease or curtail their operations. It also could reduce the volumes running through our pipelines and terminals. Certain onshore and shallow water producers, as well as some producers in the eastern Gulf of Mexico, have shut-in production due to continued depressed commodity prices. However, fixed contracts with volume minimums and demand for tanks for storage are expected to moderate the impact on terminaling and storage service revenue.

Our assets benefit from long-term fee-based arrangements, and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. However, if crude oil prices remain at lower levels for a sustained period due to the continuing effects of the COVID-19 pandemic, we will continue to see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems or other unexpected events, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, invoke force majeure clauses or other defenses to avoid contractual performance or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products, which have decreased significantly in the three and six months ended June 30, 2020. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. Our refined products pipelines are continuing to experience demand destruction in the near term due to the COVID-19 pandemic, which has resulted in a significant decrease in consumer demand for refined products such as gasoline and jet fuel.

Other Changes in Customers’ Volumes

Onshore crude transportation volumes were down in the three months ended June 30, 2020 (the “Current Quarter”) versus the three months ended June 30, 2019 (the “Comparable Quarter”) due to demand destruction as a result of the market environment due to the COVID-19 pandemic.

Offshore crude transportation volumes were down in the Current Quarter versus the Comparable Quarter due to production shut-ins and low crude price environment, as well as delays to new wells or well work overs due to storage constraints onshore, Tropical Storm Cristobal and restrictions related to the COVID-19 pandemic.

Onshore terminaling and storage volumes were down in the Current Quarter versus the Comparable Quarter due to lower volume throughput from our customers as a result of the demand destruction due to the COVID-19 pandemic.

Major Maintenance Projects

At the end of 2019, we finalized a directional drill project on the Zydeco pipeline system to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). Zydeco incurred approximately $42 million in maintenance capital expenditures for the total directional drill project. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us for our proportionate share of certain costs and expenses with respect to this project. The costs incurred and reimbursed were immaterial for the three and six months ended June 30, 2020. The project was completed as of the end of the Current Quarter.

In the first half of 2020, we incurred costs related to the Bessie Heights project (“Bessie Heights”), which is a directional drill project on the Zydeco pipeline system to replace an exposed and suspended 22-inch diameter pipe in the low-lying marsh area between Bird Island and Bridge City, Texas, as well as to replace lap welded pipe below the Neches River. Zydeco is expected to incur approximately $16 million in maintenance capital expenditures for the total project. Since inception, Zydeco has incurred $4 million in maintenance capital expenditures related to Bessie Heights, of which $3 million was incurred in the Current Quarter.

For expected capital expenditures in 2020, refer to Capital Resources and Liquidity - Capital Expenditures and Investments.

Major Expansion Projects

On Mars, we announced in the latter part of 2019 a solicitation of interest for a potential expansion of the system. Letters of intent are in place, and we are now progressing definitive agreements with producers and expect to complete them before the end of 2020. SPLC has elected to fund the installation of the equipment necessary to enable greater throughput volumes on the system, but the revenue associated with increased throughput volumes will benefit Mars. It is expected that the project would be fully operational in 2021, after which the incremental growth volumes should begin to arrive into the Mars system.

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

Competition

Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand, which could reduce the demand for our services, in the market areas we serve, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to quarter resulting from changes in our customers’ demand for transportation, this risk has historically been mitigated by the long-term, fixed rate basis upon which we have contracted a substantial portion of our capacity. As a result of the open season conducted in the second quarter of 2019, Zydeco was able to re-contract the expired volumes under certain of its T&D agreements. Although we have replaced the volumes from the previously expired contracts, the rates under the new T&D agreements are lower than those previously contracted, and therefore net income and cash available for distribution is lower. Further, two of these contracts will expire in the fourth quarter of 2020; however, the shippers have the ability to extend the contracts for an additional six months. The T&D agreements that are scheduled for re-contracting account for 10% of our revenue for the six months ended June 30, 2020, and we are currently assessing the needs of the marketplace to formulate our approach to re-contract the system.

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

Regulation

Our assets are subject to regulation by various federal, state and local agencies; for example, our interstate common carrier pipeline systems are subject to economic regulation by the Federal Energy Regulatory Commission (“FERC”). Intrastate pipeline systems are regulated by the appropriate state agency.

In May 2020, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC’s indexing adjustment methodology by approximately 2.01% starting on July 1, 2020. Rate complaints are currently pending at FERC in Docket Nos. OR18-7-000, et al. challenging Colonial’s tariff rates, its market power, and its practices and charges related to transmix and product volume loss. While certain procedural deadlines have been extended as a result of the impact of the COVID-19 pandemic, an initial decision by the administrative law judge in this proceeding is still anticipated in summer of 2021.

On May 21, 2020, FERC issued a Policy Statement resolving the Notice of Inquiry (“NOI”) in Docket No. PL19-4-000. The Policy Statement revises FERC’s methodology for calculating the return on equity (“ROE”) component of cost-of-service -based rates to include the Capital Asset Pricing Model (“CAPM”). FERC’s use of the discounted cash flow (“DCF”) methodology will continue to be used, but in equal weighting with CAPM. In the Policy Statement, FERC also clarified certain aspects of its requirements regarding proxy group composition and treatment of outliers. Finally, FERC encouraged carriers refile their 2019 FERC Form No. 6 to either revise their ROE to include the CAPM model or state that they used the DCF model.

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

As was the case with the Revised Policy Statement, FERC did not propose any industry-wide action regarding review of rates for crude oil and liquids pipelines in its July 2018 issuances. MLP owned crude oil and liquids pipelines are required to report Page 700 information in their FERC Form No. 6 annual reports. FERC intends to address the impact of the elimination of the income tax allowance, as well as the corporate income tax reduction enacted as part of the TCJA, in its five-year review of the oil pipeline rate index level in 2020. FERC will also implement the elimination of the income tax allowance in proceedings involving review of initial cost-of-service rates, rate changes and rate complaints. For crude oil and liquids pipelines owned by non-MLP partnerships and other pass-through businesses, FERC will address such issues as they arise in subsequent proceedings.

On June 18, 2020, FERC issued a NOI as Docket No. RM20-14-000 regarding the five-year review of the oil pipeline rate index formula. FERC proposed a new formula of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.09% based on its review of industry data provided in the annual FERC Form 6 reports from 2014 through 2019. The NOI proposal, which would take effect in July 2021, would change the current five-year formula from PPI-FG plus 1.23%. FERC invited comments regarding its proposal and any alternative methodologies for calculating the index level, including issues such as different data trimming methodologies and whether it should reflect the effects of any cost-of-service policy changes in the calculation of the index level. Comments on the NOI are due August 17, 2020. Reply comments are due September 11, 2020. A final ruling would be expected around year end.

We believe that the recent issuances from FERC, including the Revised Policy Statement and issuances in July 2018, will not have a material impact on our operations and financial performance. Since FERC only maintains jurisdiction over interstate crude oil and liquids pipelines, the recent decisions are not expected to have an impact on rates charged through our offshore operations. FERC also does not maintain jurisdiction over certain of the onshore assets in which we have interests. Rates related to these assets should not be impacted by FERC’s decision. For our FERC-regulated rates charged through our interstate crude oil and liquids pipelines, the rates are based on either a negotiated or market-based rate and are not set through cost- of service ratemaking subject to FERC’s approval, which are below the cost-of-service rates established by FERC. As such, neither our negotiated nor market-based rate revenue for our FERC-regulated assets would be subject to the income tax recovery disallowance. Additionally, we have evaluated the impact of FERC’s recent policy changes on our non-operated joint ventures. Due to the nature of their assets, operations and/or their entity form, we do not believe there will be any material impact to their operations and earnings.

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

On October 1, 2019, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond High Consequence Areas (“HCAs”) to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm maximum allowable operating pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events and adds a requirement to make all onshore lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. There are new MCAs on some of our gas transmission lines; however, these lines are already fully inspected due to HCAs on the lines, so these new areas do not impact inspection or maintenance programs on the lines. On the liquid side, all onshore lines have leak detection and are currently inspected under the Integrity Management Program, so there are no new inspections required. Some of our product lines may need to be made piggable; however, the full evaluations of those lines have not been completed to understand potential cost implications.

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2019 Annual Report.

Acquisition Opportunities

We plan to continue to pursue acquisitions of complementary assets from Shell, as well as from third parties. We also may pursue acquisitions jointly with Shell. Given the size and scope of Shell’s footprint and its significant ownership interest in us, we expect acquisitions from Shell will be a growth mechanism for the foreseeable future. However, Shell and its affiliates are under no obligation to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we would be well positioned to acquire midstream assets from Shell, as well as from third parties, should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLPs may make it more challenging for us to fund our acquisitions with the issuance of equity in the capital markets. However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by RDS and debt. While we expect to retain this flexibility, in 2020 we anticipate moderating inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and organic growth of our business.

Results of Operations

The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and cash available for distribution to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$120	$121	$241	$252
Costs and expenses
Operations and maintenance	42	32	70	59
Cost of product sold	2	7	17	16
Loss from revision of asset retirement obligation	—	—	—	2
General and administrative	18	17	33	29
Depreciation, amortization and accretion	13	12	26	24
Property and other taxes	4	5	9	9
Total costs and expenses	79	73	155	139
Operating income	41	48	86	113
Income from equity method investments	109	80	221	150
Dividend income from other investments	—	—	—	14
Other income	11	12	20	20
Investment, dividend and other income	120	92	241	184
Interest income	7	1	8	2
Interest expense	24	22	49	43
Income before income taxes	144	119	286	256
Income tax expense	—	—	—	—
Net income	144	119	286	256
Less: Net income attributable to noncontrolling interests	3	4	7	9
Net income attributable to the Partnership	141	115	279	247
Preferred unitholder's interest in net income attributable to the Partnership	12	—	12	—
General partner’s interest in net income attributable to the Partnership	$—	$30	$55	$57
Limited Partners’ interest in net income attributable to the Partnership's common unitholders	$129	$85	$212	$190
Adjusted EBITDA attributable to the Partnership (1)	$192	$187	$388	$357
Cash available for distribution attributable to the Partnership’s common unitholders (1)	$163	$162	$333	$302
(1) For a reconciliation of Adjusted EBITDA and cash available for distribution attributable to the Partnership’s common unitholders to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day) (1)	2020	2019	2020	2019
Zydeco – Mainlines	533	635	601	631
Zydeco – Other segments	128	271	164	264
Zydeco total system	661	906	765	895
Amberjack total system	350	359	354	361
Mars total system	501	569	519	562
Bengal total system	430	525	436	513
Poseidon total system	253	265	266	259
Auger total system	58	78	65	82
Delta total system	214	251	248	262
Na Kika total system	54	33	56	39
Odyssey total system	114	149	133	151
Colonial total system	2,333	2,547	2,507	2,601
Explorer total system	443	775	495	664
Mattox total system	226	25	223	25
LOCAP total system	1,068	1,210	1,038	1,213
Other systems	417	369	434	281

Terminals (2) (3)
Lockport terminaling throughput and storage volumes	207	221	227	221

Revenue per barrel ($ per barrel)
Zydeco total system (4)	$0.48	$0.52	$0.49	$0.57
Amberjack total system (4)	2.39	2.26	2.38	2.39
Mars total system (4)	1.36	1.16	1.38	1.19
Bengal total system (4)	0.38	0.39	0.41	0.39
Auger total system (4)	1.51	1.39	1.48	1.38
Delta total system (4)	0.60	0.58	0.59	0.57
Na Kika total system (4)	0.85	0.75	0.91	0.76
Odyssey total system (4)	0.89	0.91	0.93	0.91
Lockport total system (5)	0.25	0.23	0.23	0.22
Mattox total system (4)	1.13	0.72	1.09	0.72
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$144	$119	$286	$256
Add:
Loss from revision of asset retirement obligation	—	—	—	2
Allowance oil reduction to net realizable value	—	—	8	—
Depreciation, amortization and accretion	17	12	30	24
Interest income	(7)	(1)	(8)	(2)
Interest expense	24	22	49	43
Cash distributions received from equity method investments	135	128	270	211
Less:
Equity method distributions included in other income	9	9	18	17
Income from equity method investments	109	80	221	150
Adjusted EBITDA	195	191	396	367
Less:
Adjusted EBITDA attributable to noncontrolling interests	3	4	8	10
Adjusted EBITDA attributable to the Partnership	192	187	388	357
Less:
Series A Preferred Units distribution	12	—	12	—
Net interest paid by the Partnership (1)	25	21	49	41
Maintenance capex attributable to the Partnership	5	6	8	14
Add:
Principal and interest payments received on financing receivables	6	—	6	—
Net adjustments from volume deficiency payments attributable to the Partnership	7	(1)	8	(10)
Reimbursements from Parent included in partners’ capital	—	3	—	10
Cash available for distribution attributable to the Partnership’s common unitholders	$163	$162	$333	$302
(1) Amount represents both paid and accrued interest attributable to the period.

	Six Months Ended June 30,
	2020	2019
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$354	$283
Add:
Interest income	(8)	(2)
Interest expense	49	43
Return of investment	32	47
Less:
Change in deferred revenue and other unearned income	9	(11)
Non-cash interest expense	—	—
Allowance oil reduction to net realizable value	8	—
Change in other assets and liabilities	14	15
Adjusted EBITDA	396	367
Less:
Adjusted EBITDA attributable to noncontrolling interests	8	10
Adjusted EBITDA attributable to the Partnership	388	357
Less:
Series A Preferred Units distribution	12	—
Net interest paid by the Partnership (1)	49	41
Maintenance capex attributable to the Partnership	8	14
Add:
Principal and interest payments received on financing receivables	6	—
Net adjustments from volume deficiency payments attributable to the Partnership	8	(10)
Reimbursements from Parent included in partners’ capital	—	10
Cash available for distribution attributable to the Partnership’s common unit holders	$333	$302
(1) Amount represents both paid and accrued interest attributable to the period.

Current Quarter compared to Comparable Quarter

Revenues

Total revenue decreased by $1 million in the Current Quarter as compared to the Comparable Quarter, comprised of $12 million decrease in transportation services revenue, $4 million decrease in allowance oil revenue, and $7 million decrease attributable to product revenue, offset by $22 million increase attributable to terminaling services revenue.

Transportation services revenue and allowance oil revenue decreased primarily due to demand destruction and producer shut-in as a result of the COVID-19 pandemic as well as the low crude oil price environment in the Current Quarter as compared to the Comparable Quarter. This was partially offset by new volumes brought online at Na Kika and Odyssey, as well as achieving regulatory approval for an increase in tariffs on Delta in the Current Quarter. In addition, during the Current Quarter, deficiency credits were deferred as compared to deficiency credits being utilized and recognized in revenue in the Comparable Quarter.

Terminaling services revenue increased primarily due to the recognition of revenue related to the service components of the new terminaling service agreements related to the Norco Assets started in the Current Quarter.

Lease revenue was relatively consistent in the Current Quarter and Comparable Quarter.

Product revenue decreased by $7 million and relates to lower sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Quarter as compared to the Comparable Quarter.

Costs and Expenses

Total costs and expenses increased $6 million in the Current Quarter primarily due to increases of $10 million of operations and maintenance expenses, $1 million of general and administrative expenses, and $1 million of depreciation expense, offset by decreases of $5 million of cost of product sold, and $1 million of property taxes due to changes in property tax appraisal estimates, compared to the Comparable Quarter.

Cost of product sold decreased mainly as a result of low crude oil price environment in the Current Quarter as compared to the Comparable Quarter.

Operations and maintenance expenses increased mainly as a result of higher maintenance costs related to the Norco Assets in the Current Quarter as compared to the Comparable Quarter.

General and administrative expenses increased primarily due to an increase in the fee under the 2019 Omnibus Agreement, as well as higher severance costs in the Current Quarter compared to the Comparable Quarter.

Investment, Dividend and Other Income

Investment, dividend and other income increased $28 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments increased by $29 million, primarily as a result of the acquisition of an interest in Mattox in April 2020, as well as higher income from Explorer and Colonial in the Current Quarter compared to the Comparable Quarter. These increases were partially offset by a decrease in other income of $1 million and is primarily related to lower distributions from Poseidon in the Current Quarter.

Interest Income and Expense

Interest income was $6 million higher in the Current Quarter as compared to the Comparable Quarter mainly due to interest income related to the financing receivables recorded in connection with the Norco Assets. Interest expense increased by $2 million due to additional borrowings outstanding under our credit facilities during the Current Quarter versus the Comparable Quarter.

Current Period compared to Comparable Period

Revenues

Total revenue decreased by $11 million in the Current Period as compared to the Comparable Period, comprised of $20 million decrease in transportation services revenue, $4 million decrease in allowance oil revenue, and $10 million decrease attributable to product revenue, offset by $23 million increase attributable to terminaling services revenue.

Transportation services revenue and allowance oil revenue decreased primarily due to demand destruction and producer shut-in as a result of the COVID-19 pandemic as well as the low crude oil price environment, combined with lower rate committed contracts in Zydeco in the Current Period as compared to the Comparable Period. This was partially offset by new volumes brought online at Na Kika and Odyssey, as well as achieving regulatory approval for an increase in tariffs on Delta in the Current Period. In addition, during the Current Period, deficiency credits were deferred as compared to deficiency credits being utilized and recognized in revenue in the Comparable Period.

Terminaling services revenue increased primarily due to the recognition of revenue related to the service components of the new terminaling service agreement related to the Norco Assets started in the Current Period.

Lease revenue was relatively consistent in the Current Period and Comparable Period.

Product revenue decreased by $10 million and relates to lower sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Period as compared to the Comparable Period.

Costs and Expenses

Total costs and expenses increased $16 million in the Current Period primarily due to the increases of $11 million in operations and maintenance expenses, $1 million in cost of products sold, $4 million in general and administrative expenses, and $2 million of depreciation expense. These increases were partially offset by a decrease of $2 million of loss from the revision of asset retirement obligation and disposition of assets which was incurred in the Comparable Period but not in the Current Period.

Cost of product sold increased mainly as a result of a net realizable value adjustment on allowance oil inventory in the Current Period, offset by the lower costs of product sold as a result of lower crude oil prices in the Current Period.

Operations and maintenance expenses increased mainly as a result of higher maintenance costs related to the Norco Assets in the Current Period as compared to the Comparable Period.

General and administrative expense increased primarily due to an increase in the fee under the 2019 Omnibus Agreement, higher professional fees related to the April 2020 Transaction, as well as higher severance costs in the Current Period compared to the Comparable Period.

Investment, Dividend and Other Income

Investment, dividend and other income increased $57 million in the Current Period as compared to the Comparable Period. Income from equity method investments increased by $71 million, primarily as a result of the equity earnings associated with the acquisition of additional interests in Explorer and Colonial in June 2019, as well as the acquisition of an interest in Mattox in April 2020. These increases were partially offset by a decrease in dividend income from other investments of $14 million due to the change in accounting for Explorer and Colonial as equity method investments in the Current Period rather than other investments in the Comparable Period following the acquisition of additional interests in June 2019. We were entitled to distributions from Explorer and Colonial with respect to the period beginning April 1, 2019, as these were paid after the acquisition date and were no longer considered dividend income.

Interest Income and Expense

Interest income was $6 million higher mainly due to interest income related to the financing receivables recorded in connection with the Norco Assets. Interest expense increased by $6 million due to additional borrowings outstanding under our credit facilities during the Current Period versus the Comparable Period.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. However, we cannot accurately predict the effects of the continuing global COVID-19 pandemic on our capital resources and liquidity due to the current significant level of uncertainty. Our liquidity as of June 30, 2020 was $1,228 million, consisting of $332 million cash and cash equivalents and $896 million of available capacity under our credit facilities.

On December 21, 2018, we and our general partner executed Amendment No. 2 (the “Second Amendment”) to the Partnerships’ First Amended and Restated Agreement of Limited Partnership dated November 3, 2014. Under the Second Amendment, our general partner agreed to waive $50 million of distributions in 2019 by agreeing to reduce distributions to holders of the IDRs by: (1) $17 million for the quarter ended March 31, 2019, (2) $17 million for the quarter ended June 30, 2019 and (3) $16 million for the quarter ended September 30, 2019.

On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement, which included the elimination of all the IDRs, the conversion of the economic general partner interest into a non-economic general partner interest, and the establishment of the rights and preferences of the Series A Preferred Units in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, effective as of April 1, 2020 (the “Second Amended and Restated Partnership Agreement”). Pursuant to the Partnership Interests Restructuring Agreement, the general partner (or its assignee) has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, to begin with the distribution made with respect to the second quarter of 2020. Refer to Note 2 – Acquisitions and Other Transactions in the Notes to the Unaudited Consolidated Financial Statements for more details.

Credit Facility Agreements

As of June 30, 2020, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
Ten Year Fixed Facility	$600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	1.98%	July 31, 2023
Five Year Revolver due December 2022	1,000	1.99%	December 1, 2022
Five Year Fixed Facility	600	3.23%	March 1, 2022
2019 Zydeco Revolver (1)	30	1.64%	August 6, 2024
(1) Effective August 6, 2019, the Zydeco Revolver expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2019 Annual Report.

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin or, in certain instances (including if LIBOR is discontinued) at an alternate interest rate as described in each respective revolver. Our weighted average interest rate for the six months ended June 30, 2020 and June 30, 2019 was 3.5% and 3.8%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of June 30, 2020 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of June 30, 2020, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

For definitions and additional information on our credit facilities, refer to Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements in this report and Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2019 Annual Report.

Equity Issuances

As consideration for the April 2020 Transaction, the Partnership issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per unit, plus 160,000,000 newly issued common units.

Cash Flows from Our Operations

Operating Activities. We generated $354 million in cash flow from operating activities in the Current Period compared to $283 million in the Comparable Period. The increase in cash flows was primarily driven by an increase in equity investment income related to the acquisition of an interest in Mattox in April 2020 and additional interests in Explorer and Colonial in June 2019, an increase related to the timing of receipt of receivables and payment of accruals, as well as an increase related to deferred revenue in 2020.

Investing Activities. Our cash flow provided by investing activities was $23 million in the Current Period compared to $77 million used in investing activities in the Comparable Period. The increase in cash flow provided by investing activities was primarily due to no cash acquisition from Parent, no contributions to investment and lower capital expenditures in the Current Period compared to the Comparable Period, offset by lower return of investment in Current Period.

Financing Activities. Our cash flow used in financing activities was $335 million in the Current Quarter compared to $157 million in the Comparable Quarter. The increase in cash flow used in financing activities was primarily due to increased distributions paid to the unitholders and our general partner, no capital distributions to our general partner, no borrowings under credit facilities, and lower other contributions from Parent in the Current Period compared to the Comparable Period.

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

We incurred capital expenditures of $9 million and $21 million for the Current Period and the Comparable Period, respectively. The decrease in capital expenditures is primarily due to completion of the Houma tank expansion projects and directional drill projects for Zydeco, coupled with lower capital contributions to Permian Basin in the Current Period.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expansion capital expenditures	$1	$2	$1	$7
Maintenance capital expenditures	1	11	8	16
Total capital expenditures paid	2	13	9	23
(Decrease) increase in accrued capital expenditures	4	(5)	—	(2)
Total capital expenditures incurred	$6	$8	$9	$21
Contributions to investment	$—	$5	$—	$10

We expect total capital expenditures and investments to be approximately $33 million for 2020, a summary of which is shown in the table below:

	Actual	Expected
	Six Months Ended June 30, 2020	Six Months Ending December 31, 2020	Total Expected 2020 Capital Expenditures
Expansion capital expenditures
Triton	1	—	1
Total expansion capital expenditures incurred	1	—	1
Maintenance capital expenditures
Zydeco	$7	$18	$25
Pecten	—	2	2
Triton	1	1	2
Total maintenance capital expenditures incurred	8	21	29
Contributions to investment	—	3	3
Total capital expenditures and investments	$9	$24	$33

Total contributions to our investment for 2020 are related to Permian Basin to fund expansion capital and other expenditures.

Zydeco’s maintenance capital expenditures for the three and six months ended June 30, 2020 were $5 million and $7 million, respectively. Of the $7 million for the six months ended June 30, 2020, $4 million was for pipeline exposure replacement at Bessie Heights, $1 million was for Houma Tank repair and $2 million was for various other maintenance projects. We expect Zydeco’s maintenance capital expenditures to be $18 million for the remainder of 2020, of which approximately $12 million is for a pipeline exposure requiring replacement and $4 million is related to an upgrade of the motor control center at Houma.

Pecten’s maintenance capital expenditures for the three and six months ended June 30, 2020 were both less than $1 million, and we expect Pecten’s maintenance capital expenditures to be approximately $2 million for the remainder of 2020. These expenditures relate to various improvements primarily on Delta.

Triton’s expansion capital expenditures for the three and six months ended June 30, 2020 were both $1 million, and we expect no further Triton’s expansion capital expenditures for the remainder of 2020. Triton’s maintenance capital expenditures for the three and six months ended June 30, 2020 were both $1 million, and we expect Triton’s maintenance capital expenditures to be approximately $1 million for the remainder of 2020. These expenditures relate to maintenance at the various terminals.

We anticipate that both maintenance and expansion capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contribution

In accordance with the Member Interest Purchase Agreement dated October 16, 2017 pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by a supermajority (75%) vote of the members. We have made no capital contributions in the three and six months ended June 30, 2020, and expect to make capital contributions of no more than $3 million in the remainder of 2020.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2020 is shown in the table below:

	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	More than 5 years
Operating leases for land and platform space	$7	$—	$1	$1	$5
Finance leases (1)	59	5	10	10	34
Other agreements (2)	38	6	12	12	8
Debt obligation (3)	2,694	—	1,000	494	1,200
Interest payments on debt (4)	434	88	145	100	101
Total	$3,232	$99	$1,168	$617	$1,348
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $25 million in interest, $25 million in principal and $8 million in executory costs.
(2) Includes a joint tariff agreement and tie-in agreement.
(3) See Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Interest payments were calculated based on rates in effect at June 30, 2020 for variable rate borrowings.

As of June 30, 2020, our contractual obligations included long-term debt, finance lease obligations, operating lease obligations and other contractual obligations. There were no material changes to these obligations outside the ordinary course of business since December 31, 2019.

Our Series A Preferred Units are contractually entitled to receive cumulative quarterly distributions. As of June 30, 2020, cumulative preferred distributions to our Series A Preferred Unitholders are $12 million. However, subject to certain conditions, we or the holders of the Series A Preferred Units may convert the Series A Preferred Units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the Series A Preferred Units were not included in the contractual obligations table above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2019 Annual Report. As of June 30, 2020, there have been no significant changes to our critical accounting policies and estimates since our 2019 Annual Report was filed other than those noted below.

April 2020 Transaction Fair Value

In connection with the April 2020 Transaction, we utilized the services of independent valuation specialists to assist in the fair value appraisals to determine the fair value of the total consideration, as well as the fair values of the Mattox Transaction, the Norco Transaction, and the GP/IDR Restructuring as of April 1, 2020. Because the components of the April 2020 Transaction were entered in contemplation of each other and were transactions among entities under common control, the fair values of the April 2020 Transaction were used solely for the purpose of allocating a portion of the total consideration on a relative fair value basis to the Norco Transaction. The Partnership issued 50,782,904 Series A Preferred Units and 160,000,000 newly issued common units to SPLC as consideration for the April 2020 Transaction. See Note 2—Acquisitions and Other Transactions for additional details.

As further described in Note 2—Acquisitions and Other Transactions, we acquired the Mattox equity interests from SGOM as a part of the Mattox Transaction. The acquisition was accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As a part of the Norco Transaction, SOPUS and Shell Chemical transferred certain logistics assets at the Shell Norco Manufacturing Complex to Triton, as designee of the Partnership. The transfer of the Norco Assets combined with the terminaling service agreements was accounted for as a failed sale leaseback under ASC Topic 842, Leases, as control of the assets did not transfer to the Partnership. As a result, the transaction was treated as financing arrangement.

The amount of contract assets recognized was dependent on the allocated fair value of the consideration to the Norco Transaction which was determined using the fair values of the consideration transferred and the fair values of the three components of the April 2020 Transaction. The common units were valued using a market approach based on the market opening price of the Partnership’s common units as of April 1, 2020 less a discount for the distribution waiver and a marketability discount. The Series A Preferred Units were valued using an income approach based on a trinomial lattice model. Further, the fair values of the three components of the April 2020 Transaction were determined using an income approach of discounted cash flows at an average discount rate for each of the Mattox Transaction, the Norco Transaction, and the GP/IDR Restructuring components of 14%, 11% and 20%, respectively.

We believe both the estimates and assumptions utilized in the fair value appraisals of the April 2020 Transaction are individually and in the aggregate reasonable; however, our estimates and assumptions are highly judgmental in nature. Further, there are inherent uncertainties related to these estimates and assumptions, and our judgment in applying them, to determine the fair values. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in any one of the estimates, assumptions or a combination of estimates and assumptions, could result in changes to the estimated fair values utilized to determine the relative stand-alone fair value of the Norco Transaction.

Fair value of consideration

The following table summarized the fair valuation approaches and key assumptions underlying those approaches, to value the different components of the consideration of the April 2020 Transaction:

	Valuation Technique	Key assumptions
Common Units	Market Approach	Discount for lack of marketability; waiver discount
Series A Preferred Units	Income Approach	Volatility rate; expected term; yield and conversion price

Fair value of business enterprise value

The following table summarizes the fair valuation approaches and key assumptions underlying those approaches, to obtain the business enterprise value of the different components of the April 2020 Transaction:

	Valuation Technique	Key assumptions
Mattox Transaction	Income Approach	Discount rates; revenue growth rates; terminal growth rates; cash flow projections
Norco Transaction	Income Approach	Discount rates; revenue growth rates; terminal growth rates; cash flow projections
GP/IDR Restructuring	Income Approach	Discount rates; revenue growth rates; terminal growth rate; projected cash available for distribution

Relative Stand -Alone Selling Price

We allocate the arrangement consideration between the components based on the relative stand-alone selling price of each component in accordance to ASC Topic 606, Revenue from Contracts with Customers. The Partnership established the stand-alone selling price for the financing components based off an expected return on the assets being financed. The Partnership established the stand-alone selling price for the service components using expected cost-plus margin approach based on the Partnership’s forecasted costs of satisfying the performance obligation plus an appropriate margin for the service. The SASP is used to allocate the annual terminaling service agreement payments between the principal payments and interest income on the financing receivables (financing components) and terminaling service revenue (service components). The key assumptions include forecasts of the future operation and maintenance costs and major maintenance costs and the expected return.

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
•The COVID-19 pandemic and related governmental regulations and travel restrictions, and the resulting sustained reduction in the global demand for oil and natural gas.
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
•Our adoption of the new enterprise resource planning system.
•The factors generally described in Part I, Item 1A. Risk Factors in our 2019 Annual Report, in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part II, Item 1A. Risk Factors of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The information about market risks for the six months ended June 30, 2020 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report, except as noted below.

Commodity Price Risk

With the exception of buy/sell arrangements on some of our offshore pipelines and our allowance oil retained, we do not take ownership of the crude oil or refined products that we transport and store for our customers, and we do not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.

Our long-term transportation agreements and tariffs for crude oil shipments include pipeline loss allowance (“PLA”). The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 4% of our total revenue for the six months ended June 30, 2020, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk

We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of June 30, 2020, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our revolving credit facilities would impact the Partnership’s annual interest expense by approximately $1 million. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 7 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for further discussion of our borrowings and fair value measurements.

Other Market Risks

We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Business and Outlook - Regulation” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the second quarter of 2020, we implemented a new enterprise resource planning (“ERP”) system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes. While we believe that the ERP system and related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent challenges in implementing a new ERP system, and we will continue to evaluate and test these control changes to provide certification for our fiscal year ending December 31, 2020 on the effectiveness, in all material respects, of our internal control over financial reporting.

Other than the changes discussed above related to the new ERP system implementation, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations, or cash flows.

Information regarding legal proceedings is set forth in Note 13—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors relating to us are discussed in Part I, Item 1A. Risk Factors in our 2019 Annual Report. Other than those noted below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors previously disclosed in our 2019 Annual Report.

The COVID-19 pandemic, coupled with other current pressures on oil and gas prices, could adversely affect our business and results of operations.

During December 2019, a novel strain of coronavirus named COVID-19 was reported to have surfaced in Wuhan, China and quickly spread to Italy, Iran, South Korea, the United States and other countries during the first quarter of 2020. On March 11, 2020, COVID-19 was officially declared a pandemic by the World Health Organization. In an effort to halt the outbreak, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. The pandemic and resulting governmental responses have caused a significant slowdown in the global economy and financial markets. Concerns regarding increasing infection rates as countries and states move forward with reopening their economies could result in renewed lockdowns or other restrictions being imposed or a general slowdown of the reopening process in the affected areas, which could lead to further economic instability and decreased demand for crude oil, refined products or refinery gas. The extent to which the COVID-19 pandemic and resulting governmental response may continue to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the disease and the evolving governmental and private sector actions to contain the pandemic or treat its health, economic and other impacts, among others.

For example, the COVID-19 pandemic could adversely impact our business operations or the health of our workforce by rendering employees or contractors unable to work or unable to access our facilities due to health or regulatory reasons. While the operations and maintenance of our facilities are not covered by stay-at-home and similar orders because they generally constitute essential business excepted from such orders, we continue to closely monitor developments. Most of our office-based employees continue to be subject to stay-at-home or similar orders or Shell worksite policies adopted in response to the COVID-19 pandemic, such that this part of our workforce is largely working from home globally. If the impact of the COVID-19 pandemic continues for an extended period, we could see a reduction or delay in our operational spending and capital expenditures due to our inability to execute projects and workforce limitations. In addition, as the COVID-19 pandemic and its potential impacts on the global economy, including the responses of governments worldwide, are putting unprecedented downward pressure on the overall demand for oil, gas and finished products, certain of our pipelines, storage tanks and other facilities may reach maximum capacity with no outlet for commodity or product delivery, forcing some producers to shut-in certain wells. Certain onshore and shallow water producers, as well as some producers in the eastern Gulf of Mexico, have shut-in production due to continued depressed commodity prices.

Moreover, in March 2020, oil prices declined significantly due to potential increases in supply emanating from a disagreement on production cuts among members of the Organization of the Petroleum Exporting Countries (“OPEC”) and certain non-OPEC, oil-producing countries. On April 9, 2020, these countries announced supply cuts, which have been extended through the end of July 2020, but such cuts have thus far been insufficient to counter all of the demand destruction in the oil and gas markets caused by the effects of COVID-19. The significant decline in worldwide demand for oil and gas resulting from the COVID-19 pandemic and its effects have resulted in dramatically decreased oil and gas prices, which could have substantial negative implications for our transportation revenue, allowance oil revenue and other sources of revenue related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. At this point, we cannot accurately predict what effects current market conditions due to the COVID-19 pandemic will have on our business, which will depend on, among other factors, the duration of the outbreak, whether areas experience increased infection rates in response to economic reopenings and the extent and overall economic effects of the continuing governmental response to the pandemic, including any new lockdowns, other restrictions or a general slowdown of the reopening process in the affected areas.

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

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. In the first quarter of 2020, prices decreased significantly from fourth quarter 2019 levels due to the volatile negotiations among OPEC-member and non-member countries regarding agreed production levels and the resulting production cuts agreed upon by such countries in April 2020 (and extended through the end of July 2020) have thus far been insufficient to counter the continuing effects of the global COVID-19 pandemic. The continuing effects of the COVID-19 pandemic and the resulting governmental responses worldwide have led to unprecedented demand destruction in the crude and finished products markets. These ongoing events and other current global geopolitical and economic uncertainty may contribute to further future volatility in financial and commodity markets in the near to medium term. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during the first two quarters of 2020, and the full year of 2019 and 2018 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
Q2 2020	$40.60	$27.96	$(36.98)
Q1 2020	63.27	45.52	14.10
2019	66.24	56.98	46.31
2018	77.41	65.23	44.48
In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors impacting crude oil prices include worldwide economic conditions (such as the continuing COVID-19 pandemic and its effects, including the response of various governments to the pandemic); weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; actions by OPEC and other oil producing nations; the price and availability of alternative energy, including alternative energy which may benefit from government subsidies; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.

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

Beginning in March 2020, uncertainty resulting from the effects of the COVID-19 pandemic and resulting governmental responses and volatile negotiations regarding production levels among certain OPEC and non-OPEC, oil-producing countries led to a significant decline in demand for crude oil and refined products. Although these countries reached an agreement on supply cuts in April 2020, such response has been insufficient to compensate for all of the demand destruction resulting from the effects of COVID-19. Further, concerns regarding increasing infection rates as countries and states move forward with reopening their economies could result in renewed lockdowns or other restrictions being imposed or a general slowdown of the reopening process in the affected areas, which could lead to further economic instability and decreased demand for crude oil, refined products or refinery gas. If the demand for crude oil, refined products or refinery gas continues to significantly decrease, or if there were a material increase in the price of crude oil supplied to our customers’ refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, it may cause our customers to reduce production of refined products at their refineries. If production of refined products declines, there would likely be a reduction in the volumes of crude oil and refined products that we transport. Moreover, if demand for oil and refined products further decreases substantially, certain of our pipelines and storage tanks may reach maximum capacity if these commodities and products cannot be sold into markets, which may result in a forced shut-in of certain producer sites. Any of the foregoing effects or events could have a material adverse effect on our results of operations, financial position and ability to make cash distributions to our unitholders.

If the changes in market conditions resulting from the COVID-19 pandemic and consequential decreases in demand for and prices of crude oil and refined products continue for an extended period of time, such conditions could trigger impairments in our property, plant and equipment and equity method and other investments.

During the first quarter of 2020 and continuing into the second quarter, the COVID-19 pandemic caused significant changes in the macroeconomic outlook, continued depression of commodity prices and a sustained decrease in the market price of our common units, which led us to evaluate our asset balances for impairment triggering events as of June 30, 2020.

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

Based on these updated evaluations, we determined that there is no impairment in property, plant and equipment, and equity method and other investments for the second quarter of 2020. See Note 4 Equity Method Investments and Note 5 Property,

Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements for further discussion. However, if current market conditions persist for an extended period of time, we could incur impairment charges in the future.

If third-party pipelines, production platforms, refineries, caverns and other facilities interconnected to our pipelines, Triton’s refined product terminal and Lockport’s terminal facilities become unavailable to transport, produce, refine or store crude oil, or produce or transport refined product, our revenue and available cash could be adversely affected.

We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines and terminal facilities. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta 143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut-in by BSEE or BOEM of the U.S. Department of the Interior following incidents such as loss of well control. Additionally, due to continued macroenvironmental factors of depressed demand (due to the effects of the COVID-19 pandemic, resulting governmental response and other factors) and oversupply (due to production cuts by OPEC and non-OPEC countries that have been insufficient to counter the demand destruction of COVID-19 and other factors), certain pipelines and storage facilities may approach or reach maximum capacity, causing producers to shut-in production. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined product due to repairs, damage to the facility, lack of capacity, shut-in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Increases in the rates charged by the interconnected pipelines for transportation to and from our terminal facilities may reduce the utilization of our terminals. Our refined products terminals are limited to a 5% reduction in payments by the customer due to force majeure incidents. However, our customers and other counterparties may have other contractual defenses to performance available to them, including the doctrine of impossibility, impracticability of performance, frustration of performance and others, the use and success of which we cannot predict. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery, at caverns to which we deliver, termination of any connection agreement, or adverse change in the terms and conditions of service, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

During 2019, certain connected producers had planned turnarounds. The unfavorable impact to net income and cash available for distribution was approximately $10 million for the year ended December 31, 2019. As a result of certain offshore planned producer turnarounds, we anticipate a similar impact in 2020 to both net income and cash available for distribution.

Our adoption of a new enterprise resource planning system could impact our internal controls over financial reporting and related processes, which in turn could impact the timeliness and reliability of our consolidated financial statements.

During the second quarter of 2020, we implemented a new enterprise resource planning (“ERP”) system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes. While we believe that the ERP system and related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent challenges in implementing a new ERP system and undertaking a transition from the legacy ERP system to the new ERP system, including the need for personnel to learn a new system, the ongoing detection and remediation of any compatibility or other issues as we utilize the new system, the use of manual processes to bridge any interim gaps within the new system and the ongoing development of testing for these control changes. Disruptions in these processes could impact our ability to provide important information to our management, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results or otherwise operate our business. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of the implementation and conversion, general use of the ERP system, other periodic upgrades or updates or other external factors that are outside of our control. If any of these risks occur and have a material adverse effect on our internal control over financial reporting, we may not be able to effectively complete our financial reporting process and prepare consolidated financial statements on a timely basis, and we may need to revise our controls or adopt new controls to prevent any deficiencies in our internal controls environment.

Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.

Our Series A Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units or could make it more difficult for common unitholders to sell our common units in the future.

In addition, until the conversion of our Series A Preferred Units into our common units or their redemption in connection with a change of control, holders of our Series A Preferred Units will receive cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit per quarter. We are not permitted to pay any distributions on any junior securities, including on any of our common units, prior to paying the quarterly distribution payable on the Series A Preferred Units, including any previously accrued and unpaid distributions.

Our obligation to pay distributions on our Series A Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, distributions on junior securities, including on our common units, and other general partnership purposes. Our obligations to the holders of our Series A Preferred Units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Item 5. Other Information

Disclosures Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

In accordance with our General Business Principles and Code of Conduct, Shell Midstream Partners, L.P. seeks to comply with all applicable international trade laws including applicable sanctions and embargoes.

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities during the period covered by the report. Because the U.S. Securities and Exchange Commission defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us.

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

During the second quarter of 2020, the RDS Group paid $278 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran, and, therefore, these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,238,533 at June 30, 2020) generated non-taxable interest income of $58,639 during the second quarter of 2020. In addition, the RDS Group paid $1 in bank charges in the second quarter of 2020.

Item 6. Exhibits

The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
3.1	Second Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of April 1, 2020	8-K	3.1	4/2/2020	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)