Form 10-K
period 2020-12-31
Shell Midstream Partners, L.P.
filed 2021-02-23
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________

FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2020, was $1,518 million, based on the closing price of such units of $12.27 as reported on the New York Stock Exchange on such date. The registrant had 393,289,537 common units and no subordinated units outstanding as of February 22, 2021.
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
•The ongoing COVID-19 pandemic and related governmental regulations and travel restrictions, and the resulting sustained reduction in the global demand for oil and natural gas.
•Availability of acquisitions and financing for acquisitions on our expected timing and acceptable terms.
•Changes in, and availability to us of, the equity and debt capital markets.
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
•Costs or liabilities associated with federal, state and local laws and regulations, including those that may be implemented by the new U.S. presidential administration, relating to environmental protection and safety, including spills, releases and pipeline integrity.
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
DOT: Department of Transportation.
EPAct: Energy Policy Act of 1992.
Expansion capital expenditures: Expansion capital expenditures are cash expenditures (including transaction expenses) for capital improvements. Expansion capital expenditures do not include maintenance capital expenditures or investment capital expenditures. Expansion capital expenditures do include interest payments (including periodic net payments under related interest rate swap agreements) and related fees paid during the construction period on construction debt. Where cash expenditures are made in part for expansion capital expenditures and in part for other purposes, our general partner determines the allocation between the amounts paid for each.
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
TRRC: Texas Railroad Commission.

SHELL MIDSTREAM PARTNERS, L.P.

 PART I

Unless the context otherwise requires, references in this report to “Shell Midstream Partners,” “the Partnership,” “us,” “our,” “we,” “SHLX” or similar expressions refer to Shell Midstream Partners, L.P. and its subsidiaries. References to “our general partner” refer to Shell Midstream Partners GP LLC, a wholly owned subsidiary of Shell Pipeline Company LP (“SPLC”). References to “RDS,” “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

Part I should be read in conjunction with Part II, Item 7 and with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.

Items 1 and 2. BUSINESS AND PROPERTIES
Overview

Shell Midstream Partners, L.P. is a Delaware limited partnership formed by Shell on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets acquired from SPLC and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (“Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (our “general partner”).

Until April 1, 2020, our general partner owned an approximate 2% general partner economic interest in the Partnership, including the incentive distribution rights (“IDRs”). On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of December 31, 2020, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership.

We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of December 31, 2020, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments and generate interest income from financing receivables on certain logistics assets. Our operations consist of one reportable segment. See Note 1 — Description of the Business and Basis of Presentation in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

The following table reflects our ownership interests as of December 31, 2020:

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

Acquisitions
April 2020 Transaction

On April 1, 2020, we closed the following transactions (together referred to as the “April 2020 Transaction”):

•Pursuant to a Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) between the Partnership and Triton, SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”) and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM (the “Mattox Transaction”), and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana (such assets, the “Norco Assets,” and such transaction, the “Norco Transaction”); and
•Simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). Our general partner or its assignee has also agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for each of four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020.

As consideration for the April 2020 Transaction, the Partnership issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per unit, plus 160,000,000 newly issued common units.

See Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2020:

Shell
Shell Pipeline Company LP (SPLC)
Shell Midstream Partners GP LLC
Shell Midstream LP Holdings LLC
269,457,304 Common Units
50,782,904 Preferred Units
Public Unitholders
123,832,233 Common Units
Non-Economic General Partner Interest
68.5% Limited Partner Interest
Shell Midstream Partners, L.P. (NYSE: SHLX)
31.5% Limited Partner Interest
100% Ownership Interest
75% Series A
50% Series B
79%
Shell Midstream Operating LLC
Shell Operated Subsidiaries and Investments
Amberjack
Shell Operated Subsidiaries and Investments
Mattox
Shell Operated Subsidiaries and Investments
Pecten
Sand Dollar
Triton
Zydeco
Mars
Odyssey
Proteus
Endymion
Cleopatra
Third Party Operated Investments
Bengal
Permian Basin
LOCAP
Explorer
Poseidon
Colonial

Our Assets and Operations
Our assets consist of the following systems:

Anacortes
Seattle
Portland
LOUISIANA
MISSISSIPPI
Baton Rouge
Norco/
St. Charles
Convent
St. James
Lake
Charles
Erath
Houma
Alliance
Clovelly
GULF OF
MEXICO
Des Plaines
Lockport
Permian Basin
Gas Gathering
Calex
OFFSHORE
- Amberjack - Endymion - Odyssey
- Auger - Mars - Poseidon
- Cleopatra - Na Kika - Proteus
- Mattox
ONSHORE
- Bengal - LOCAP
- Colonial - Refinery Gas Pipelines
- Delta - Zydeco
- Explorer
TERMINALS & STORAGE
- Anacortes - Lockport - Norco
- Calex - Portland
- Des Plaines - Seattle
GATHERING & PROCESSING
- Permian Basin Gas Gathering

Onshore Crude Pipelines

Our onshore crude pipelines transport various grades of crude oil across more than 500 miles. Our onshore crude pipelines serve varying purposes including transporting crude oil between major onshore demand centers, as well as aggregating volume from multiple offshore pipelines and connecting this offshore production to key onshore markets, including refineries and tankage space. These pipelines are regulated by PHMSA for safety and integrity, and the FERC, LPSC and TRRC for tariff regulations.

Our onshore crude pipelines transport volumes on a spot basis, as well as under transportation services and throughput and deficiency agreements (“T&D agreements”). In compliance with FERC indexing adjustments, our rates may be indexed annually.

Our FERC-approved transportation services agreements entitle the customer to a specified amount of guaranteed capacity on the pipeline. This capacity cannot be pro-rated even if the pipeline is oversubscribed. In exchange, the customer makes a specified monthly payment regardless of the volume transported. If the customer does not ship its full guaranteed volume in a given month, it makes the full monthly cash payment, and it may ship the unused volume in a later month for no additional cash payment for up to 12 months, subject to availability on the pipeline. The cash payment received is recognized as deferred revenue, and therefore not included in revenue or net income until the earlier of the actual or estimated shipment of the unused volumes or the expiration of the 12-month period, as provided for in the applicable contract. If there is insufficient capacity on the pipeline to allow the unused volume to be shipped, the customer forfeits its right to ship such unused volume. We do not refund any cash payments relating to unused volumes.

T&D agreements, similar to transportation services agreements, require shippers to commit to a minimum volume for a fixed term. If the shipper falls below the minimum volume for the specified term, it is required to make a payment for the volume deficiency at the agreed transportation rate. Because this payment is due at the end of the specified payment term, the timing of cash flows may be affected. Unlike transportation services agreements, T&D agreements do not offer shippers firm space on the pipeline in question, and, if a segment of the pipeline system is oversubscribed, space is prorated in accordance with applicable regulations.

See “— Factors Affecting our Business and Outlook — Changes in Customer Contracting” for additional information on our transportation services and T&D agreements.

Offshore Crude Pipelines

The offshore crude pipelines in which we own interests span across approximately 1,500 miles, and are regulated primarily by PHMSA, BSEE or BOEM, and in some cases by FERC or LPSC. Our offshore crude pipelines provide transportation for major oil producers and from multiple production fields in the Gulf of Mexico, offering delivery options into various pipelines, in which we may also own interests. Through the pipeline connectivity options, these pipelines provide access to desirable onshore destinations, including trading hubs and refinery complexes.

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

Our life-of-lease transportation agreements have a term equal to the life of the applicable mineral lease and require producers to transport all production from the specified fields connected to the pipeline for the entire life of the lease. This means that the dedicated production cannot be transported by any other means, such as barges or another pipeline. Some of these agreements can also include provisions to guarantee a return to the pipeline, enabling the pipeline to recover its investment in the initial years despite the uncertainty in production volumes, by providing for an annual transportation rate adjustment over a fixed period of time to achieve a fixed rate of return. The calculation for the fixed rate of return is usually based on actual project costs and operating costs. At the end of the fixed period, some rates will be locked in at the last calculated rate and adjusted thereafter based on FERC’s index.

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

Refined Products Pipelines

We own interests in several refined products pipeline systems across approximately 7,400 miles spanning from the Gulf Coast to both the Midwest and the East Coast. These pipeline systems are regulated primarily by PHMSA and FERC and transport refined products with many different specifications and for numerous shippers. The refined products pipelines connect refineries to both long-haul transportation pipelines and marketing terminals. These pipelines serve a diverse set of customers, including refiners, marketers, airports and airlines.

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

Terminals and Storage
We own an interest in certain logistics assets in Louisiana, as well as interests in refined products and crude terminals located in Washington, Texas, Illinois and Oregon.

Our logistics assets are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure. We generate revenue on these assets pursuant to terminaling services agreements with related parties, which are treated as a failed sale leaseback for accounting purposes.

Our refined products terminals receive refined products from pipelines and, in certain cases, barges, ships or railroads, and distribute them to third parties, who in turn deliver them to end-users and retail outlets. These terminals play a key role in moving products to the end-user market by providing efficient product receipt, storage and distribution capabilities, inventory management, ethanol and biodiesel blending, and other ancillary services that include the injection of various additives. For each of these terminals, revenue, based on throughput, is generated via a single, long-term, terminaling services agreement with a related party, which is treated as an operating lease for accounting purposes. Each agreement provides for a guaranteed minimum throughput. The contracts initially expire on November 30, 2027 with an option to extend the agreement for ten additional one-year terms.

Our crude terminal feeds regional refineries and offers strategic trading opportunities by providing storage services for several customers and supplying refineries. Our storage tanks are 100% utilized via four terminal services agreements with remaining terms ranging from one to four years.

Other Midstream Assets

We have interests in certain other midstream assets. We own an interest in a network of gas pipelines connecting multiple refineries and plants operated along the Gulf Coast to Shell chemical sites. The pipelines transport refinery gas which is a mix of methane, natural gas liquids and olefins. This system generates revenue under transportation services agreements that include minimum revenue commitments and are treated as operating leases for accounting purposes. The contracts require a specified monthly payment regardless of volume shipped, and shippers do not receive a credit for unused volume in a given month to use in future months.

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

Pipeline and Terminal Systems Capacity

The following table sets forth certain information regarding our pipeline and terminal systems as of December 31, 2020:

Pipeline System/Terminal System	Approximate Capacity (kbpd) (2)	Approximate Tank Storage Capacity (kbls)
Onshore Crude Oil Pipelines
Zydeco crude oil system - Mainlines
Houston to Port Neches	250	—
Port Neches to Houma	375	—
Houma to Clovelly	425	—
Houma to St James	270	—
Delta crude oil system	420	—

Offshore Crude Oil Pipelines
Amberjack crude oil system
Jack St. Malo	200	—
Tahiti	300	—
ADP 24”	300	—
Jackalope	200	—
Genesis	50	—

Ewing Banks 910	20	—
Auger crude oil system
Enchilada Platform to Eugene Island 315	35	—
Enchilada Platform to Ship Shoal 28P	200	—
14/16" Auger export line	150	—
Na Kika crude oil system	160	—
Mars crude oil system (1)
Mars TLP to West Delta 143	100	—
Olympus TLP to West Delta 143	100	—
West Delta 143 to Fourchon	400	—
Fourchon to Clovelly	600	—
Poseidon crude oil system	350	—
Odyssey crude oil system	220	—
Mattox crude oil system	300	—
Proteus crude oil system
Thunder Horse TLP to South Pass 89E	425	—
Endymion crude oil system
South Pass 89E to Clovelly	425	—

Refined Products Pipelines
Bengal product system
Norco to Baton Rouge tank farm	305	—
Colonial product system	2,500	—
Explorer product system	660	—

Terminals and Storage
Triton refined products terminals (2)
Anacortes	—	—
Colex	—	2,585
Des Plaines	—	1,060
Portland	—	405
Seattle	—	520
Norco Assets (3)	—	10,800
Lockport terminal system	—	2,000

Other Midstream Assets
Refinery Gas Pipelines (4)
Houston Ship Channel	3,960	—
Texas City	5,280	—
Garyville - Norco	3,720	—
Convent to Garyville (5)	3,840	—
Norco - Paraffinic	3,720	—
Permian Basin gas gathering system (4)	240	—
LOCAP pipeline system and storage facility	1,700	3,200
Cleopatra gas gathering system (4)
Atlantis TLP to Ship Shoal 332A	500	—

(1) In addition to the pipeline capacity above, Mars also has storage capacity leases of storage caverns with a related party.
(2) The Anacortes, Des Plaines, Portland and Seattle refined products terminals have truck racks that are not included in the above table. The Anacortes refined products terminal does not have tank storage.
(3) The capacity for the Norco Assets shown above is comprised of 104 tanks. The Norco Assets also include associated pipelines, docks, trucks and rail racks that are not included in the above table.
(4) The approximate capacity information presented is in kbpd with the exception of the approximate capacity related to Cleopatra gas gathering system and Permian Basin, which are presented in mscf/d, and Refinery Gas Pipeline, which is presented in klbs/d.
(5) This capacity may change as a result of the recent shutdown of the Convent refinery.

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
SPLC is Shell’s principal midstream subsidiary in the United States. As of December 31, 2020, SPLC owned our general partner, a 68.5% limited partner interest in us and all of our Series A Preferred Units.
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
Competition among onshore common carrier crude oil pipelines is based primarily on posted tariffs, quality of customer service and connectivity to sources of supply and demand. We believe that our position along the Gulf Coast provides a unique level of service to our customers. Our pipelines and terminals face competition from a variety of alternative transportation methods including rail, water borne movements (including barging, shipping and imports) and other pipelines that service the same origins or destinations as our pipelines.
Our offshore crude oil pipelines are primarily supported by life-of-lease transportation agreements or direct connected production, which bears high switching costs in the form of capital investment or volume dedications. However, our offshore pipelines will compete for new production on the basis of geographic proximity to the production, cost of connection, available capacity, transportation rates and access to preferred onshore markets. The principal competition for our offshore pipelines include other crude oil pipeline systems, as well as producers who may elect to build or utilize their own production handling facilities. In addition, the ability of our offshore pipelines to access future oil and gas reserves will be subject to our ability, or the producers’ ability, to fund the capital expenditures required to connect to the new production. In general, our offshore pipelines are not subject to regulatory rate-making authority, and the rates our offshore pipeline charges for services are dependent on market conditions.
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

From November 2017 through 2020, twelve separate, nearly identical complaints were filed with FERC against Colonial challenging Colonial’s tariff rates, its market power, its practices and charges related to transmix and product volume loss. These complaints have been consolidated by FERC in Docket Nos. OR18-7-002, et al. and were set for hearing and settlement judge procedures. FERC also severed the review of Colonial’s market-based rates into a separate, concurrent hearing. On May 2, 2019, the Chief Administrative Law Judge terminated settlement judge procedures and established a procedural schedule for a hearing before an administrative law judge. The hearing took place in the latter part of 2020 and an initial decision from the administrative law judge is currently scheduled for August 2021, with a FERC decision anticipated by spring 2022. Since the consolidated complaint proceedings are ongoing, FERC has not taken any final action on the complaints, and the outcome is not known at this time.
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

EPAct required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the U.S. Producer Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. FERC’s indexing methodology is subject to review every five years. As a result of its prior five-year review, FERC revised its indexing methodology and determined that, during the five-year period commencing July 1, 2016 and ending June 30, 2021, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI-FG plus 1.23%. In May 2020, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC’s indexing adjustment methodology by approximately 2.0% starting on July 1, 2020. FERC commenced the current five-year review of its indexing methodology in June 2020. FERC reviewed the pipeline cost changes over the past five years to set an adjustment to PPI-FG so that it reflects changes to costs industry-wide. After receiving comments and reply comments on its proposed order, FERC issued an order on December 17, 2020 setting the new methodology to PPI-FG plus 0.78%, effective July 1, 2021. FERC’s order is subject to rehearing and possible judicial review.
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
The rates shown in our FERC tariffs have been established using the indexing methodology, by settlement or by negotiation. If we used cost-of-service rate making to establish or support our rates on our different pipeline systems, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carrier pipelines, among others, to include an income tax allowance in cost-of-service rates to reflect the tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carrier pipelines that are organized as pass-through entities, it still entails rate risk due to FERC’s case-by-case review approach and recent changes to FERC’s policy following litigation in the U.S. Court of Appeals for the D.C. Circuit, as described below. The application of this policy, as well as any decision by FERC regarding our cost of service, is also subject to review in the courts.

Under its current policy, FERC permits regulated interstate oil and gas pipelines to include an income tax allowance in their cost of service used to calculate cost-based transportation rates. The allowance is intended to reflect the tax liability attributable to the regulated entity’s operating income, regardless of the form of ownership. On July 1, 2016, in United Airlines, Inc. v. FERC, the United States Court of Appeals for the D.C. Circuit vacated a pair of FERC orders to the extent they permitted an interstate refined petroleum products pipeline owned by a master limited partnership (“MLP”) to include an income tax allowance in its cost-of-service rates. The D.C. Circuit held that FERC had failed to demonstrate that the inclusion of an income tax allowance in the pipeline’s rates would not lead to an over-recovery of costs attributable to regulated service. The D.C. Circuit instructed FERC on remand to fashion a remedy to ensure that the pipeline’s rates do not allow it to over-recover its costs. Following the D.C. Circuit’s decision, FERC issued its Revised Policy Statement on Treatment of Income Taxes in

Docket No. PL17-1-000 on March 15, 2018 (the “Revised Policy Statement”), which eliminates the recovery of an income tax allowance by MLP oil and gas pipelines in cost-of-service-based rates. FERC directed MLP oil pipelines to reflect the elimination of the income tax allowance in their Form No. 6, page 700 reporting, although FERC did not make an adjustment to pipeline industry costs to reflect the elimination of the income tax allowance in its December 17, 2020 order adopting a revised indexing adjustment for the five-year period starting July 1, 2021. FERC also stated that it would address income tax allowances for other “pass-through” entities that are not MLPs in future proceedings. On July 18, 2018, FERC clarified in Order No. 849, which was directed at gas pipelines, its general disallowance of MLP income tax allowance recovery by providing that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” While FERC has not taken industry-wide action on oil pipeline rates, FERC could require oil pipelines to revise their rates in individual proceedings (including initial rate filing or complaint proceedings) or through other action. To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.

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

Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the TRRC, which currently regulates Zydeco and Colonial pipeline rates, and the LPSC, which currently regulates the Zydeco, Mars, Delta and Colonial pipeline rates. State agencies typically require intrastate petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates and proposed rate increases. State agencies may also investigate rates, services and terms and conditions of service on their own initiative. State regulatory commissions could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and require the payment of refunds to shippers.

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
Certain pipelines, including Auger, Na Kika, Amberjack, Odyssey, Poseidon, Proteus, Endymion, Cleopatra and parts of Mars, are located offshore in the Outer Continental Shelf. As such, they are not subject to FERC or state rate regulation but are subject to the Outer Continental Shelf Lands Act (“OCSLA”). Under the OCSLA, we must provide open and nondiscriminatory access to both pipeline owner(s) and non-owner shippers and comply with other requirements.

Pipeline and Terminal Safety
Our assets are subject to strict safety laws and regulations. Our transportation and storage of crude oil, refined products and dry gas involve risks that hazardous liquids or gas may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, liability and/or reparations to land owners and significant business interruption. PHMSA of the DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of most of our assets. In addition, some states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which most of our assets are located, Texas and Louisiana, are among the states that have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting hazardous liquids and gases. The few assets not covered by PHMSA are regulated by the U.S. Environmental Protection Agency (“EPA”) and various state agencies and are designed and maintained to industry accepted codes and standards. PHMSA regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and are included in a drug and alcohol testing program, and that pipeline operators develop comprehensive spill response plans.

We are subject to regulation by PHMSA under the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Hazardous Liquid Pipeline Safety Act of 1979 (“HLPSA”). The NGPSA delegated to PHMSA through DOT the authority to regulate gas pipelines. The HLPSA delegated to PHMSA through DOT the authority to develop, prescribe, and enforce federal safety standards for the transportation of hazardous liquids by pipeline. Every four years PHMSA is up for reauthorization by Congress and with that reauthorization comes changes to the legislative requirements that Congress sets forth for the oversight of natural gas and hazardous liquid pipelines. In 2020, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (the “Pipes Act”) was enacted. The Pipes Act reauthorized PHMSA through 2023 and imposed a few new mandates on the agency. The law establishes a PHMSA technology pilot, authorizes a new idled pipe operating status, contains process protections for operators during PHMSA enforcement proceedings and directs PHMSA to adopt regulations to address methane leaks from pipelines. There are no self-enacting portions of this act that impact our assets. We will be engaged in the regulatory process as PHMSA issues Reports and Notices of Proposed Rulemakings to meet the requirements set out in the Pipes Act. We will continue to work with industry groups to provide comments and recommendations to PHMSA on proposed regulations to help ensure improved safety without causing undue burden to operators.

PHMSA administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquids by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced or otherwise changed (Subparts C and D of 49 CFR § 195); pressure testing (Subpart E of 49 CFR § 195); operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs, and managing the operation of pipeline control rooms (Subpart F of 49 CFR § 195); protecting steel pipelines from the adverse effects of internal and external corrosion (Subpart H of 49 CFR § 195); and integrity management requirements for pipelines in HCAs (49 CFR § 195.452). Gas pipelines have similar requirements (49 CFR § 192).

On July 1, 2020, two new final rules issued by PHMSA on October 1, 2019 became effective. The two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm maximum allowable operating pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. There are new MCAs on some of our gas transmission lines; however, these lines are already fully inspected due to HCAs on the lines, so these new areas do not impact our inspection or maintenance programs on the lines. On the liquid side, all onshore lines have leak detection and are currently inspected under our Integrity Management Program, so there are no new inspections required. Some of our product lines may need to be made piggable; however, the full evaluations of those lines have not been completed to fully understand potential cost implications.

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

Certain aspects of our offshore pipeline operations, such as new construction and modification, are also regulated by BOEM, BSEE and the U.S. Coast Guard. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days, which may cover our offshore pipeline permits. In addition, on January 27, 2021, President Biden issued an Executive Order on climate directing the Department of the Interior to pause on entering into new oil and natural gas leases on public lands or offshore waters “to the extent possible” and launch a review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters. If our customers are unable to secure leases, permits, sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. We are still evaluating the effects of the recent order on our operations and our customers’ operations, but our inability and our customers’ inability to secure required permits could adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.
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
Information Technology and Cyber-security
Given our dependence on Information Technology (“IT”) systems for our operations and the increasing role of digital technologies across our business, cyber-security attacks could cause significant harm to our business, e.g., in the form of loss of productivity, loss of intellectual property, regulatory fines and/or reputational damage. Shell, like many other multinational company groups, is the target of attempts to gain unauthorized access to its IT systems and data through various channels, including more sophisticated and coordinated attempts, which are often referred to as advanced persistent threats. Our business operations rely on the IT systems of our Parent, as well as third-party suppliers of IT goods and services. The security of IT services, operated by external IT companies, is managed through contractual clauses and through formal supplier assurance reports for critical IT services. In addition, we continuously measure and, where required, further improve our cyber-security capabilities, working with affiliates and key suppliers to reduce the likelihood of successful cyber-attacks. Our IT landscape is protected by various detective and protective technologies in line with industry best practices. While the arrangements described above are in place, we cannot guarantee their effectiveness. A significant cyber-attack could have a material effect on our operations.

Along with our own confidential data and information in the normal course of our business, we and our affiliates collect and retain significant volumes of personal data, some of which are subject to certain laws and regulations. The regulations regarding the transfer and use of this data both domestically and across international borders are becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws such as the European Union (“EU”) General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”) and new or emerging legislation in other jurisdictions in which our Parent or its affiliates operate, such as Turkey, Brazil, China and India. These laws may also expose us to significant liabilities and penalties if any company we acquire has violated or is not in compliance with applicable data protection laws.

The EU GDPR came into force in May 2018. The GDPR applies to personal data and activities that may be conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the EU. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur costs or require us to change our business practices in a manner adverse to our business. Failure to comply could result in significant penalties of up to a maximum of 4% of our global turnover, which could materially adversely affect our business, reputation, results of operations and cash flows. The GDPR also requires mandatory breach notification to the appropriate regulatory authority and impacted data owners.

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

In 2010, RDS adopted its Binding Corporate Rules (“BCRs”), which require every Shell company to provide a minimum standard of data protection irrespective of its jurisdiction of formation or operations. The BCRs were revised in 2019 and formulated based on the requirements of the GDPR, which ensures that each Shell entity maintains a baseline of compliance with current, new or emerging legislation on top of which processes for compliance with any specific local legislation can be addressed. We cannot ensure that our current practices and policies in the area of personal data protection will be sufficient to comply with all new or emerging rules or regulations applicable to us nor that they mitigate all of the associated risks to our business.
Environmental Matters
General. Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage or claims by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities.
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
In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for refined products and thereby have an indirect effect on certain aspects of our business.
Currently, several legislative and regulatory measures to address greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation in the United States. These measures include requirements effective in 2010 to report GHG emissions to the EPA on an annual basis and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions. President Biden has issued a series of Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Requiring reductions in GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. New requirements to address GHG emissions and climate change may also significantly affect the oil and gas production, processing, transmission and storage industry, as well as domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations.

In addition, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. For example, in May 2016, EPA finalized new rules for volatile organic compound and methane emissions from the oil and gas production, processing, transmission and storage industry. In August 2020, the EPA issued two final rules that rescinded the methane-specific requirements of the rules applicable to sources in the production and processing segments and removed the transmission and storage segment from the source category. However, these 2020 rules are being challenged in the U.S. Circuit Court for the D.C. Circuit. On January 20, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider rescinding or revising the 2020 rules and proposing new regulations to expand these rules for the oil and gas production, processing, transmission and storage industries. Congress continues to consider legislation on GHG emissions, which may include proposals to monitor and limit emissions of GHGs, although the ultimate adoption and form of any federal legislation cannot presently be predicted. In addition, in 2015 the U.S. participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which was signed by the United States in April 2016, requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the U.S. State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the Paris Agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States will formally re-join the Paris Agreement on February 19, 2021.

The impact of future regulatory and legislative developments, if adopted or enacted, could result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Like Shell, we actively monitor and assess these potential developments and believe we are best able to manage them when local policies provide a stable and predictable regulatory foundation for our future investments. Although such costs may impact our business directly or indirectly by impacting our facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If these efforts were to continue, they could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our common units. Our efforts to improve our sustainability practices, some of which are described below, may increase our costs, and we may be forced to implement uneconomic technologies in order to improve our sustainability performance and to meet specific requirements to perform services for certain customers.

RDS has publicly recognized that GHG emissions are contributing to the warming of the climate system and stated its support for the goals of the Paris Agreement. In 2017, Shell announced its “Net Carbon Footprint” ambition, and subsequently issued the Shell Energy Transition Report in 2018 and the Shell Sustainability Report in 2020, describing, among other things, Shell’s approach to the energy transition and its plans to lower its overall carbon footprint through various measures. Shell is seeking cost-effective ways to manage GHG emissions in line with its “Net Carbon Footprint” ambition and intends to enable customers to make lower-carbon-intensity choices by bringing lower-carbon-intensity products to the market aligned with demand. Shell also aims to reduce the GHG intensity of its portfolio while continuing to work on improving the energy efficiency of its existing operations. Moreover, Shell has a climate change risk management structure in place, which is supported by standards, policies and controls, and actively monitors the GHG emissions of all its assets, including us, as well as the lifecycle of its products, to quantify future regulatory costs related to GHG or other climate-related policies. As a member of the RDS group of companies, we participate in and support these various measures, policies and initiatives and, as such, are evaluating the appropriate integration of these practices and procedures into our own operating framework.
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

Construction or maintenance of our pipelines, tank farms and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. In 2014, the EPA and the U.S. Army Corps of Engineers published proposed regulations that expand the surface waters that are regulated under the federal Clean Water Act and its various programs. While these regulations were finalized largely as proposed in 2015, the rule was stayed by the courts pending a substantive decision on the merits. In October 2019, the EPA and the U.S. Army Corps of Engineers issued a final rule that repealed the 2015 regulations and reinstated the agencies’ narrower pre-2015 scope of federal Clean Water Act jurisdiction. In April 2020, the EPA and the U.S. Army Corps of Engineers issued a new final “waters of the United States” (“WOTUS”) definition that continues to provide a narrower scope of federal Clean Water Act jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal Clean Water Act jurisdiction. Judicial challenges to the EPA’s October 2019 and April 2020 final rules are currently before multiple federal district courts. If the rules are vacated and the 2015 rule is ultimately implemented, the expansion of Clean Water Act jurisdiction will result in additional costs of compliance, as well as increased monitoring, recordkeeping and recording for some of our facilities.

In an April 15, 2020 ruling, amended May 11, 2020, the U.S. District Court for the District of Montana issued an order invalidating the U.S. Army Corps of Engineers (the “Corps”) 2017 reissuance of Nationwide Permit 12 (“NWP 12”), the general permit governing dredge-and-fill activities for pipeline and other utility line construction projects, to the extent it was used to authorize construction of new oil and gas pipelines. Environmental groups had alleged that the Corps failed to consult with federal wildlife agencies as required by the Endangered Species Act. The court’s decision vacated NWP 12 until the Corps completes consultation with the applicable federal wildlife agencies. On July 6, 2020, the U.S. Supreme Court granted in part and denied in part the Corps’ request to stay the U.S. District Court’s decision. The Supreme Court’s decision allows the use of NWP 12 as to construction of new oil and gas pipelines, pending the outcome of the appeal to the U.S. Court of Appeals for the Ninth Circuit and any subsequent petition for review to the U.S. Supreme Court. In addition, in January 2021, the EPA and the Corps issued a final rule reissuing and restricting NWP 12 to oil and gas pipelines. However, the NWP rulemaking is among the agency actions listed for review in accordance with the January 20, 2021 Executive Order: “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.” Limitations on the use of NWP 12 may make it more difficult to permit our projects and could cause us to lose potential and current customers and limit our growth and revenue.
Workplace Safety. We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to workers, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitats for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. If endangered species are located in areas of the underlying properties where we wish to conduct development activities, such work could be prohibited or delayed or expensive mitigation may be required. In addition, the designation of new endangered species could cause us to incur additional costs or become subject to operating or development restrictions or bans in the affected area.
Inflation
Inflation did not have a material impact on our results of operations in 2020.
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
Title to Properties and Permits
Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property and, in some instances, these rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. In some states and under some circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.
Future Financial Assurance
In July 2016, BOEM issued Notice to Lessees and Operators 2016 NOI (“NTL”) that augmented requirements above current levels for the posting of additional financial assurance by offshore lessees, among others, to assure that sufficient funds are available to perform decommissioning obligations with respect to platforms, pipelines and other facilities. In June 2017, BOEM announced that it would extend the NTL implementation timeline beyond the initial June 30, 2017 deadline, except in circumstances where there is a substantial risk of non-performance of decommissioning obligations, citing that more time was needed to work with the industry and other interested parties. In February 2017, BOEM announced that it would withdraw the orders to allow time for the Trump Administration to review BOEM’s financial assurance program. In October 2020, BOEM published a proposed rulemaking to clarify and simplify its financial assurance requirements. The issuance of a final rule is uncertain under the Biden Administration.
Insurance
All assets in which we have an interest are insured for certain property damage, business interruption and third-party liabilities, inclusive of certain cyber events and pollution liabilities, in amounts which management believes are reasonable and appropriate. With the exception of Odyssey, our consolidated assets are insured at the entity level. For Odyssey, as well as our other non-consolidated interests in joint ventures, we carry commercial insurance for our pro rata interests.
Employees
We do not have any employees. We are managed and operated by the directors and officers of our general partner, who, along with RDS, guide human capital management initiatives. See Part III, Item 10. Directors, Executive Officers and Corporate Governance — Management of Shell Midstream Partners, L.P. in this report.
Control Center Operations
Zydeco, Mattox, Amberjack, Mars, Odyssey, Bengal’s pipeline, Auger, Lockport, Delta, Na Kika, Proteus, Endymion, Cleopatra, Refinery Gas Pipeline and our terminals are operated by SPLC or our general partner pursuant to operating and maintenance agreements. The pipeline, storage and terminal systems that are operated by SPLC are controlled from a central control room located in Houston, Texas. The Operating Company, on behalf of Triton, engaged SPLC to operate the Norco Assets pursuant to an operating agreement, and such assets are operated by SPLC through the provision of services by employees assigned by SOPUS and located at the facilities under the terms of an employee assignment and services level agreement between SOPUS and SPLC. Colonial Pipeline Company operates its pipeline system and Bengal’s tankage in a similar manner and has its own management team based in Alpharetta, Georgia. Explorer operates its pipeline system in a similar manner and has its own management team and control center operations in Tulsa, Oklahoma. Poseidon is operated by Manta Ray Gathering Company, LLC, LOCAP is operated by LOOP LLC and Permian Basin is operated by CPB Operator LLC.
Website
Our Internet website address is http://www.shellmidstreampartners.com. Information contained on our Internet website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We also post our beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Exchange Act, corporate governance guidelines, audit committee charter, code of business ethics and conduct, code of ethics for senior financial officers and information on how to communicate directly with our board of directors on our website.

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
Summary of Risk Factors
Our business involves certain risks and uncertainties. The following is a description of significant risks that might cause our future financial condition or results of operations to differ materially from those expected. In addition to the risks and uncertainties described below, we may face other risks and uncertainties, some of which may be unknown to us and some of which we may deem immaterial. If one or more of these risks or uncertainties occur, our business, financial condition or results of operations may be materially and adversely affected. A summary of our risk factors is as follows:

•The COVID-19 pandemic, coupled with other current pressures on oil and gas prices, could adversely affect our business and results of operations.
•If the changes in market conditions resulting from the COVID-19 pandemic and consequential decreases in demand for and prices of crude oil and refined products continue, such conditions could trigger impairments in our property, plant and equipment and equity method and other investments.
•Our operations are subject to many risks and operational hazards. If a significant accident or event occurs that results in a business interruption or shutdown for which we are not adequately insured, our operations and financial results could be materially and adversely affected.
•If third-party pipelines, production platforms, refineries, caverns and other facilities interconnected to our pipelines, Triton’s refined product terminal and Lockport’s terminal facilities become unavailable to transport, produce, refine or store crude oil, or produce or transport refined products, our net income and cash available for distribution (“CAFD”) could be adversely affected.
•Any significant decrease in production of crude oil in areas in which we operate could reduce the volumes of crude oil we transport and store, which could adversely affect our net income and CAFD.
•Any significant decrease in the demand for crude oil, refined products and refinery gas could reduce the volumes of crude oil, refined products and refinery gas that we transport, which could adversely affect our net income and CAFD.
•We are subject to pipeline safety laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations and affect or limit our business plans.
•Compliance with and changes in environmental laws and regulations, including proposed climate change laws and regulations, could adversely affect our performance. Our customers are also subject to environmental laws and regulations, and any changes in these laws and regulations, including laws and regulations related to hydraulic fracturing, could result in significant added costs to comply with such requirements and delays or curtailment in pursuing production activities, which could reduce demand for our services.
•We may not have sufficient CAFD following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay distributions to our unitholders.
•We do not control certain of the entities that own our assets.

•If we are unable to make acquisitions on economically acceptable terms from Shell or third parties, our future growth would be limited, and any acquisitions we may make could reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
•Our pipeline loss allowance exposes us to commodity risk.
•The lack of diversification of our assets and geographic locations could adversely affect our ability to make cash distributions to our unitholders.
•Our ability to renew or replace our third-party contract portfolio on comparable terms could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make distributions.
•We are exposed to the credit risks, and certain other risks, of our customers, and any material nonpayment or nonperformance by our customers could reduce our ability to make distributions to our unitholders.
•If we are unable to obtain needed capital or financing on satisfactory terms to fund expansions of our asset base, our ability to make or increase quarterly cash distributions may be diminished or our financial leverage could increase. Other than our credit facilities, we do not have any contractual commitments with any of our affiliates to provide any direct or indirect financial assistance to us.
•We rely heavily on information technology systems for our operations, and a cyber-incident involving such systems could result in information theft, data corruption, operational disruption and/or financial loss.
•Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.
•Our general partner and its affiliates, including Shell, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders. Additionally, we have no control over the business decisions and operations of Shell, and it is under no obligation to adopt a business strategy that favors us.
•Our Partnership Agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.
•The fees and reimbursements due to our general partner and its affiliates, including SPLC, for services provided to us or on our behalf will reduce our CAFD. In certain cases, the amount and timing of such reimbursements will be determined by our general partner and its affiliates, including SPLC.
•Our Partnership Agreement replaces fiduciary duties applicable to a corporation with contractual duties and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
•Our Series A Preferred Units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.
•Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.
•Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our CAFD would be substantially reduced.
•Our unitholders are required to pay income taxes on their share of our taxable income even if they do not receive any cash distributions from us.
Operational Risks
The COVID-19 pandemic, coupled with other current pressures on oil and gas prices, could adversely affect our business and results of operations.
During December 2019, a novel strain of coronavirus referred to as COVID-19 was reported to have surfaced in Wuhan, China and quickly spread to Italy, Iran, South Korea, the United States and other countries during the first quarter of 2020. On March 11, 2020, COVID-19 was officially declared a pandemic by the World Health Organization. In an effort to halt the outbreak, governments worldwide have placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. The pandemic and resulting governmental responses have caused a significant slowdown in the global economy and financial markets. Concerns regarding increasing infection rates as countries and states move forward with reopening their economies has resulted in renewed lockdowns and other restrictions being imposed or a general slowdown of the reopening process in some of the affected areas and could be imposed in or affect other areas, which could lead to further economic instability and decreased demand for crude oil, refined products or refinery gas. The extent to which the COVID-19 pandemic and resulting governmental response may continue to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the disease (including the discovery of strains that are more transmissible or virulent), the efficacy and distribution of available vaccines, evolving governmental and private sector actions to contain the pandemic or treat its health, economic and other impacts and factors.

For example, the COVID-19 pandemic could adversely impact our business operations or the health of our workforce by rendering employees or contractors unable to work or unable to access our facilities due to health or regulatory reasons. While the operations and maintenance of our facilities are not covered by stay-at-home and similar orders because they generally constitute essential business excepted from such orders, we continue to closely monitor developments. Most of our office-based employees continue to be subject to stay-at-home or similar orders or Shell worksite policies adopted in response to the COVID-19 pandemic, such that this part of our workforce is largely working from home globally. If the impact of the COVID-19 pandemic continues, we could see a reduction or delay in our operational spending and capital expenditures due to our inability to execute projects and workforce limitations.

Moreover, in March 2020, oil prices declined significantly due to potential increases in supply emanating from a disagreement on production cuts among members of the Organization of the Petroleum Exporting Countries (“OPEC”) and certain non- OPEC, oil-producing countries. On April 9, 2020, these countries announced supply cuts, which were extended through the end of July 2020, but such cuts have thus far been insufficient to counter all of the demand destruction in the oil and gas markets caused by the effects of COVID-19. After increasing supply through the summer of 2020, certain OPEC members announced production cuts in October 2020, potentially signaling continued pressure on demand. In January 2021, OPEC and certain other non-OPEC, oil-producing countries agreed to forgo any supply increases in February and March 2021 in response to continuing demand constraints in the oil and gas markets caused by renewed lockdowns and other global measures to curtail the rise of COVID-19 infections. The significant decline in worldwide demand for oil and gas resulting from the COVID-19 pandemic and its effects have resulted in dramatically decreased oil and gas prices, which could have substantial negative implications for our transportation revenue, allowance oil revenue and other sources of revenue related to or underpinned by commodity prices. As a result, these factors could have a material adverse effect on our results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. At this point, we cannot accurately predict what effects current market conditions due to the COVID-19 pandemic will have on our business, which will depend on, among other factors, the duration of the continued outbreak and the effects of new viral strains, the extent of increased infection rates in response to economic re-openings, the efficacy and timely distributions of available vaccines and the extent and overall economic effects of the continuing governmental response to the pandemic, including any lockdowns, other restrictions or a general slowdown of the reopening process in the affected areas.

If the changes in market conditions resulting from the COVID-19 pandemic and consequential decreases in demand for and prices of crude oil and refined products continue, such conditions could trigger impairments in our property, plant and equipment and equity method and other investments.
During the first quarter of 2020 and continuing through the end of the year, the COVID-19 pandemic caused significant changes in the macroeconomic outlook, continued depression of commodity prices and a sustained decrease in the market price of our common units, which led us to evaluate our asset balances for impairment triggering events during the year ended December 31, 2020. We assess our equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other-than-temporary. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value. We remeasure our other investments either upon the occurrence of an observable price change or upon identification of impairment.

We evaluate long-lived assets of identifiable business activities, including property, plant and equipment, for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. These events include significant changes or projected changes in the supply and demand fundamentals of oil, natural gas, refinery gas or refined products, new technological developments, new competitors, general materially adverse changes in the U.S. and global economies and major governmental actions. If any such event occurs, which is a determination that involves judgment, we perform an impairment assessment by comparing estimated undiscounted future cash flows associated with the asset to the asset’s net book value. If the net book value exceeds our estimate of undiscounted future cash flows, an impairment is calculated as the amount the net book value exceeds the estimated fair value associated with the asset. Based on these updated evaluations, we determined that there is no impairment in property, plant and equipment, and equity method and other investments for 2020. See Note 5 — Equity Method Investments and Note 6 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion. However, if current market conditions persist for an extended period of time, we could incur impairment charges in the future.

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

Our operations are subject to all of the risks and operational hazards inherent in transporting and storing crude oil and refined products, including:

•damages to pipelines, facilities, offshore pipeline equipment and surrounding properties caused by third parties, severe weather, natural disasters, including hurricanes and acts of terrorism;
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

If third-party pipelines, production platforms, refineries, caverns and other facilities interconnected to our pipelines, Triton’s refined product terminal, Lockport’s terminal facilities or Triton's logistics assets at the Shell Norco Manufacturing Complex become unavailable to transport, produce, refine or store crude oil, or produce or transport refined products, our revenue and available cash could be adversely affected.
We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines, terminal facilities and other assets. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta 143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut-in by BSEE or BOEM of the U.S. Department of the Interior following incidents such as loss of well control. Additionally, due to continued macroenvironmental factors of depressed demand (due to the effects of the COVID-19 pandemic, resulting governmental response and other factors) and oversupply (due to sustained production cuts by OPEC and non-OPEC, oil-producing countries that have been insufficient to fully counter the demand destruction of COVID-19 and other factors), certain pipelines and storage facilities may approach or reach maximum capacity, causing producers to shut-in production. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined products due to repairs, damage to the facility, lack of capacity, shut-in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Increases in the rates charged by the interconnected pipelines for transportation to and from our terminal facilities may reduce the utilization of our terminals. Our refined products terminals are limited to a 5% reduction in payments by the customer due to force majeure incidents. However, our customers and other counterparties may have other contractual defenses to performance available to them, including the doctrine of impossibility, impracticability of performance, frustration of performance and others, the use and success of which we cannot predict. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery, at caverns to which we deliver, termination of any connection agreement or adverse change in the terms and conditions of service, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

During 2020, certain connected producers had planned turnarounds. The impact to net income and CAFD was approximately $15 million for the year ended December 31, 2020. Further, we anticipate an impact of approximately $10 million to net income and CAFD from planned turnaround activity in 2021.

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
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. During 2020, prices decreased significantly from 2019 levels due to the volatile negotiations among OPEC member and non-member countries regarding agreed production levels and the resulting production cuts agreed upon by such countries in April 2020 (and extended through the end of July 2020) have thus far been insufficient to counter the continuing effects of the COVID-19 pandemic. Moreover, certain OPEC members announced production cuts in October 2020, potentially signaling continued pressure on demand. In January 2021, OPEC and certain other non-OPEC, oil-producing countries agreed to forgo any supply increases in February and March 2021 in response to continuing demand constraints in the oil and gas markets caused by renewed lockdowns and other global measures to curtail the rise of COVID-19 infections. The continuing effects of the COVID-19 pandemic and the resulting governmental responses worldwide have led to unprecedented demand destruction in the crude and finished products markets. These ongoing events and other current global geopolitical and economic uncertainty may contribute to further future volatility in financial and commodity markets in the near to medium term. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during January 2021, 2020 and 2019 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
January 2021	$53.47	$52.01	$47.47
2020	63.27	39.16	(36.98)
2019	66.24	56.98	46.31

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
Lower crude oil prices, or expectations of declines in crude oil prices, such as the price signaling suggested by the production cuts by certain OPEC member countries in October 2020 and the agreement among OPEC and non-OPEC, oil-producing countries in January 2021 to hold production at steady levels for February and March 2021 have had and may continue to have a negative impact on exploration, development and production activity, particularly in the continental United States. If lower prices are sustained, it could lead to a material decrease in such activity both in the onshore continental United States and in the Gulf of Mexico. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. Our customers may also face liquidity and credit issues that could impair their ability to meet their payment obligations under our contracts or cause them to renegotiate existing contracts at lower rates or for shorter terms. These conditions may lead some of our customers, particularly customers that are facing financial difficulties, to seek to renegotiate existing contracts on terms that are less attractive to us. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our unitholders.
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
The volumes of crude oil, refined products and refinery gas that we transport depend on the supply of and demand for crude oil, gasoline, jet fuel, refinery gas and other refined products in our geographic areas. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity price environment, increased competition and adverse economic factors affecting the exploration, production and refining industries. Further, crude oil, refined products and refinery gas compete with other forms of energy available to users, including electricity, coal, other fuels and alternative energy. Increased demand for such forms of energy at the expense of crude oil, refined products and refinery gas could lead to a reduction in demand for our services.

Beginning in March 2020, uncertainty resulting from the effects of the COVID-19 pandemic and resulting governmental responses and volatile negotiations regarding production levels among certain OPEC and non-OPEC, oil-producing countries led to a significant decline in demand for crude oil and refined products. Although these countries reached an agreement on supply cuts in April 2020 and October 2020, and agreed to maintain these cuts for February and March 2021, such response has been insufficient to compensate for all of the demand destruction resulting from the effects of COVID-19. Further, concerns regarding increasing infection rates as countries and states move forward with reopening their economies has resulted in renewed lockdowns and other restrictions being imposed or a general slowdown of the reopening process in some of the affected areas and could be imposed in other areas, which could lead to further economic instability and decreased demand for crude oil, refined products or refinery gas. If the demand for crude oil, refined products or refinery gas continues to significantly decrease, or if there were a material increase in the price of crude oil supplied to our customers’ refineries without an increase in the value of the products produced by those refineries, either temporary or permanent, it may cause our customers to reduce production of refined products at their refineries. If production of refined products declines, there would likely be a reduction in the volumes of crude oil and refined products that we transport. Moreover, if demand for oil and refined products further decreases substantially, certain of our pipelines and storage tanks may reach maximum capacity if these commodities and products cannot be sold into markets, which may result in a forced shut-in of certain producer sites. Any of the foregoing effects or events could have a material adverse effect on our results of operations, financial position and ability to make cash distributions to our unitholders.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
With the exception of Odyssey, our consolidated assets are insured at the entity level for certain property damage, business interruption and third-party liabilities, which includes pollution liabilities. For Odyssey, as well as our other non-consolidated interests in joint ventures, the current owners are required to carry insurance for their pro rata interest. We carry commercial insurance for our pro rata interests, which will increase our operation and maintenance expenses.

All of the insurance policies relating to our assets and operations are subject to policy limits. In addition, the waiting period under the business interruption insurance policies of the entities in which we own an interest is 60 days. We and the entities in which we own an interest do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Over time, it has been more difficult and expensive to obtain certain types of coverage, especially as a result of increasing costs related to named storms and other natural disasters. The occurrence of an event that is not fully covered by insurance, or failure by our insurer to honor its coverage commitments for an insured event, could have a material adverse effect on our business, financial condition and results of operations. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover our assets. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. There is no assurance that the insurers of the entities in which we own an interest will renew their insurance coverage on acceptable terms, if at all, or that the entities in which we own an interest will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which the entities in which we own an interest suffer significant losses could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.

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

Our assets were constructed over many decades, which may cause our inspection, maintenance or repair costs to increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with our pipelines that could have a material adverse effect on our business and results of operations.
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

Regulatory Risks

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

At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. In addition, our actual implementation costs may be affected by industry-wide demand for the associated contractors and service providers. Additionally, should any of our assets fail to comply with PHMSA regulations, they could be subject to shutdown, pressure reductions, penalties and fines. Changes to pipeline safety laws and regulations that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, on July 1, 2020, two new final PHMSA rules became effective. The rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. These rules and any new rule proposals could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis. Any of these tasks could result in incurring increased operating costs that could be significant and have a material adverse effect on our operations or financial position.

In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in shutdowns, capacity constraints or operational limitations to our pipelines. Should any of these risks materialize, it could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Our customers are also subject to environmental laws and regulations that affect their businesses, and changes in these laws or regulations could materially adversely affect their businesses or prospects. Our crude oil pipelines serve customers who depend on production techniques, such as hydraulic fracturing, that are currently being scrutinized by federal, state and local authorities and that could be subjected to increased regulatory costs, delays or liabilities. Any changes in laws or regulations or administrative orders that impose significant costs or liabilities on our customers, or that result in delays, curtailments or cancellations of their projects, could reduce their demand for our services and materially adversely affect our business, results of operations, financial position or cash flows, including our ability to make cash distributions to our unitholders.

We may be unable to obtain or renew permits necessary for our operations or for growth and expansion projects, which could inhibit our ability to do business.
Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. In addition, we implement maintenance, growth and expansion projects as necessary to pursue business opportunities, and these projects often require similar permits, licenses and approvals. These permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our unitholders. For example, on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days, which may cover our offshore pipeline permits. Finally, our ability to secure required permits may be inhibited by increasingly stringent environmental, health and safety requirements, negative public perception or opposition from political activists through protests or other means, which could adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.

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

From November 2017 through 2020, twelve separate, nearly identical complaints were filed with FERC against Colonial challenging Colonial’s tariff rates, its market power, and its practices and charges related to transmix and product volume loss. These complaints have been consolidated by FERC in Docket Nos. OR18-7-002, et al. and were set for hearing and settlement judge procedures. FERC also severed the review of Colonial’s market-based rates into a separate, concurrent hearing. On May 2, 2019, the Chief Administrative Law Judge terminated settlement judge procedures and established a procedural schedule for a hearing before an administrative law judge. The hearing took place in the latter part of 2020 and an initial decision from the administrative law judge is currently scheduled for August 2021, with a FERC decision anticipated by spring 2022. Since the consolidated complaint proceedings are ongoing, FERC has not taken any final action on the complaints and the outcome is not known at this time. If Colonial is unable to recover its full cost-of-service as a result of the rates established in this proceeding, is no longer able to charge market-based rates or has its procedures and charges related to transmix and product volume loss modified in a way that is adverse to Colonial, it could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

On December 22, 2017, federal legislation known as the “Tax Cuts and Jobs Act” (the “TCJA”) was enacted, which made various changes to the U.S. tax laws, including reducing the highest marginal U.S. federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, adjusting the individual income tax brackets and establishing limited deductions for certain income from “pass-through” entities. In the Revised Policy Statement, FERC states that it would address the effect of the tax changes on industry-wide oil pipeline costs in the five-year review of the oil pipeline index level, which commenced in 2020. As with the corporate income tax rate reduction, FERC also has announced that it would take the MLP income tax allowance elimination into account in the next five-year review of indexed rates in 2020. Both of these factors were considered as part of the order on the five-year review that was issued on December 17, 2020, although FERC declined in that order to incorporate the effect of the income tax allowance elimination in setting the new indexing adjustment. Separately, FERC also could require oil pipelines to revise their rates in individual proceedings (including initial rate filing or complaint proceedings) or through other action. Certain of our current tariff rates on file with FERC may reflect the federal income tax rate that was in effect at the time those tariff rates were established. As with any regulatory requirements promulgated by FERC, if FERC requires us to establish new tariff rates that reflect the current federal corporate income tax rate, it is possible the rates would be reduced, which could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

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

Risks Related to the Structure of Our Business

We may not have sufficient CAFD following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay distributions to our unitholders.
We may not generate sufficient cash flows each quarter to enable us to pay distributions to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, our throughput volumes, tariff rates and fees and prevailing economic conditions. In addition, the actual amount of cash flows we generate will also depend on other factors, some of which are beyond our control, including:

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

If we are unable to make acquisitions on economically acceptable terms from Shell or third parties, our future growth would be limited, and any acquisitions we may make could reduce, rather than increase, our cash flows and ability to make distributions to unitholders.
Our strategy to grow our business and increase distributions to unitholders is dependent in part on our ability to make acquisitions that result in an increase in CAFD per unit. The consummation and timing of any future acquisitions will depend upon, among other things, whether we are able to:

•identify attractive acquisition candidates;
•negotiate acceptable purchase agreements;
•obtain financing for these acquisitions on economically acceptable terms, which may be more difficult at times when the capital markets are less accessible; and
•outbid any competing bidders.

We can offer no assurance that we will be able to successfully consummate any future acquisitions, whether from Shell or any third parties. If we are unable to make future acquisitions, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in CAFD per unit as a result of incorrect assumptions in our evaluation of such acquisitions, unforeseen consequences or other external events beyond our control. We may incur difficulties and additional costs in connection with integrating an acquired asset or entity. Acquisitions involve numerous risks, inefficiencies and unexpected costs and liabilities.

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
A significant amount of our revenue is generated from assets located in Texas and the Louisiana Gulf Coast and offshore Louisiana. Due to our lack of diversification in assets and geographic location, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and CAFD to our common unitholders than if we maintained more diverse assets and locations.

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

Risks Related to Our Customers and Counterparties

Our ability to renew or replace our third-party contract portfolio on comparable terms could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make distributions.
As portions of our third-party contract portfolio come up for replacement or renewal, and capacity becomes available, adverse market conditions may prevent us from replacing or renewing the contracts on comparable terms. For example, two of our transportation services agreements on the Zydeco system expired in the fourth quarter of 2020, and have not been replaced.

Our ability to achieve favorable terms when replacing these or other expiring contracts could be affected by many factors, including:

•prolonged lower commodity prices;
•a decrease in demand for our services in the markets we serve;
•increased competition for our services in the markets we serve; and
•actions by FERC or other regulatory bodies that impact our rates or costs.

If we replace expiring agreements with short-term or spot transportation or storage services, our revenues could be more volatile than they would be under long-term arrangements. If we are unable to replace expiring agreements or renew the expiring agreements on comparable terms, it could materially adversely affect our business, financial condition, results of operations and cash flows, including our ability to make cash distributions to our unitholders.

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

Risks Related to Financing Our Business

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
We will be required to do one of the following: use cash from our operations, incur borrowings or access the capital markets in order to fund our capital expenditures. If we do not make sufficient or effective capital expenditures, we may be unable to expand our business operations and may be unable to maintain or raise the level of our quarterly cash distributions. The entities in which we own an interest may also incur borrowings or access the capital markets to fund capital expenditures and may require that we fund our proportionate share of such expenditures. Our and their ability to obtain financing or access the capital markets may be limited by our financial condition at such time as well as the covenants in our debt agreements, general economic conditions and contingencies, or other uncertainties that are beyond our control. Furthermore, market demand for equity issued by MLPs has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance our capital expenditures and to fund acquisitions with the issuance of equity in the capital markets. Any further decline in the debt and equity capital markets may increase the cost of financing and the risks of refinancing maturing debt. In addition, lenders are facing increasing pressure to curtail their lending activities to companies in the oil and natural gas industry. There can be no assurance that the capital markets or borrowings will be available to us on acceptable terms or at all. The terms of any financing or the availability of cash on hand could limit our ability to pay distributions to our common unitholders. Incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional limited partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.
Restrictions in our credit facilities could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.
We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. We have entered into two revolving credit facilities and three fixed rate facilities, and Zydeco has entered into a senior unsecured revolving credit facility with an affiliate of Shell with a total capacity of $3,590 million, under which a total of $2,694 million was drawn as of December 31, 2020. Borrowings under our credit facilities were used to fund in part our acquisitions in 2019 and 2018. Restrictions in our credit facilities and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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

IT/Cyber-security/Data Privacy/Terrorism Risks

We rely heavily on information technology systems for our operations, and a cyber-incident could result in information theft, data corruption, operational disruption and/or financial loss.
Our business is increasingly dependent on electronic and digital technologies to conduct day-to-day operations, including certain midstream activities. For example, software programs are used to manage gathering and transportation systems and for compliance reporting. The use of mobile communication devices has increased rapidly. Industrial control systems such as SCADA (supervisory control and data acquisition) control large scale processes that can include multiple sites and long distances, such as oil and gas pipelines.

We depend on digital technology, including information systems and related infrastructure, as well as cloud applications and services, some of which are owned or operated by third-party vendors, to process and record financial and operating data and to communicate with our employees and business partners. We use our Parent’s IT systems, which are dependent on key contractors supporting the delivery of IT services. Our business partners, including vendors, service providers and financial institutions, are also dependent on digital technology. The technologies needed to conduct midstream activities make certain information the target of theft, sabotage or misappropriation.

Shell continuously strives to further improve its cyber-security capabilities to reduce the likelihood of successful cyber-attacks. Shell’s IT landscape is protected by various detective and protective technologies in line with industry best practices. Although these cybersecurity programs and protocols are in place, our technologies, systems and networks, and those of our business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information or other disruption of our business operations. In addition, certain cyber-incidents, such as those related to advanced persistent threats, may be difficult to detect or may remain undetected for an extended period.

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

Our implementation of various controls and processes, including incorporating a risk-based cyber security framework, to monitor and mitigate the potential impacts of security threats and vulnerabilities to increase security for our information, facilities and infrastructure is costly and labor intensive. Moreover, there can be no assurance that such measures, or measures taken by our third-party vendors, will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or to repair or replace IT equipment or systems.

Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.
Terrorist attacks and threats, cyber-attacks or escalation of military activity in response to these attacks may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. For example, in 2020, the U.S. Government issued an alert to asset owner-operators across all sectors after a ransomware attack on a U.S. pipeline operator caused the operator to shut down operations for two days. Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. Our insurance may not protect us against such occurrences, or, if coverage is available, we cannot ensure that it will fully cover all potential losses.

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
Along with our own confidential data and information in the normal course of our business, we and our affiliates collect and retain significant volumes of data, some of which are subject to certain laws and regulations. The regulations regarding the transfer and use of this data both domestically and across international borders are becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws, such as the EU GDPR, the CCPA and new or emerging legislation in other jurisdictions in which our Parent or affiliates operate, such as Turkey, Brazil, China and India. These laws may also expose us to significant liabilities and penalties if any company we acquire has violated or is not in compliance with applicable data protection laws.

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

In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We or our Parent could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offense in some countries, and individuals can be imprisoned or fined. We cannot ensure that our current practices and policies in the area of personal data protection will be sufficient to comply with all current, new or emerging rules or regulations applicable to us nor that they mitigate all of the associated risks to our business. Any violation of these laws or resulting harm to our reputation could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

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
As of December 31, 2020, SPLC owned a 68.5% limited partner interest in us and owned and controlled our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, SPLC. Conflicts of interest may arise between SPLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates, including SPLC, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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
•our general partner will determine the amount and timing of many of our capital expenditures;
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
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including under the Omnibus Agreement effective February 1, 2019 by and among us, our general partner, SPLC and the Operating Company (the “2019 Omnibus Agreement”) and our other agreements with SPLC and its affiliates; and
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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
The fees and reimbursements due to our general partner and its affiliates, including SPLC, for services provided to us or on our behalf will reduce our CAFD. In certain cases, the amount and timing of such reimbursements will be determined by our general partner and its affiliates, including SPLC.
Pursuant to our Partnership Agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the 2019 Omnibus Agreement and our Zydeco operating and management agreement, we pay an annual fee, currently approximately $11 million and $9 million, respectively, to SPLC for general and administrative services. In addition, pursuant to the 2019 Omnibus Agreement, we reimburse our general partner for payments to SPLC for other expenses incurred by SPLC on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. We also reimburse our general partner and SPLC, as applicable, for certain services provided under our operating agreements related to Pecten, Sand Dollar and Triton. For the year ended December 31, 2020, we reimbursed our general partner and SPLC $16 million and $13 million, respectively, under these operating agreements. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our CAFD. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates.

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
•our general partner may make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the Partnership Agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include: how to allocate corporate opportunities among us and its other affiliates, whether to exercise its limited call right, whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner, and how to exercise its voting rights with respect to the units it owns;
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
Our Partnership Agreement does not restrict the ability of SPLC to transfer all or a portion of its general partner interest or its ownership interest in our general partner to a third party. Our general partner, or the new owner of our general partner, would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

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
As of December 31, 2020, SPLC held 269,457,304 common units. Additionally, we have agreed to provide SPLC with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.
Our Partnership Agreement permits our general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to unitholders.
Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 75% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2020, our general partner and its affiliates owned approximately 68.5% of our common units.

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
Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that, for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to us that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our Partnership Agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

The NYSE does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.
Because we are a publicly-traded partnership, the New York Stock Exchange (the “NYSE”) does not require us to have, and we do not intend to have, a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Part III, Item 10. Directors, Executive Officers and Corporate Governance in this report.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our CAFD would be substantially reduced.
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
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our CAFD would be substantially reduced. In addition, several states are evaluating changes to current law which could subject us to additional entity-level taxation and further reduce the CAFD to unitholders.

The present federal income tax treatment of publicly-traded partnerships or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted or will materially change interpretations of the current law, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes would have a material adverse effect on our financial condition, cash flows, ability to make cash distributions to our unitholders and the value of an investment in our common units.

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
From time to time, in connection with an offering of our units, we may state an estimate of the ratio of federal taxable income to cash distributions that a purchaser of units in that offering may receive in a given period. These estimates depend in part on factors that are unique to the offering with respect to which the estimate is stated, so the expected ratio applicable to other units will be different, and in many cases less favorable, than these estimates. Moreover, even in the case of units purchased in the offering to which the estimate relates, the estimate may be incorrect, due to the uncertainties described above, challenges by the IRS to tax reporting positions which we adopt or other factors. The actual ratio of taxable income to cash distributions could be higher or lower than expected, and any differences could be material and could materially affect the value of the common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our CAFD.
Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which our common units trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders because the costs will reduce our CAFD.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization or depletion. For our 2020 taxable year, the Coronavirus Aid, Relief, and Economic Security Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase, and for purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income.

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

Under the TCJA, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Department of the Treasury and the IRS have suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2022. Under recently finalized Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2022.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our CAFD to our unitholders might be substantially reduced.
If the IRS makes audit adjustments to our income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so (and will choose to do so) under all circumstances, or that we will be able to (or choose to) effect corresponding shifts in state income or similar tax liability resulting from the IRS adjustment in states in which we do business in the year under audit or in the adjustment year. If we make payments of taxes, penalties and interest resulting from audit adjustments, our CAFD to our unitholders might be substantially reduced. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing the publicly-traded units to have different capital accounts, unless the IRS issues further guidance.

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
Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller, and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder, and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.

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

If our assets were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our CAFD to our unitholders.

If our assets are subjected to a material amount of additional entity-level taxation by individual states, our CAFD would be reduced. States are continually evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. We currently own assets and conduct business in certain states that impose an entity-level tax on partnerships, including Illinois, Texas and Washington. Imposition of an entity-level tax on us in other jurisdictions in which we do business, or to which we expand our operations, could substantially reduce our CAFD.

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

Entity level taxes on income from C corporation subsidiaries will reduce CAFD, and an individual unitholder’s share of dividend and interest income from such subsidiaries would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions.
A portion of our taxable income is earned through LOCAP, Explorer and Colonial, which are all C corporations. Such C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the CAFD to our unitholders. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2020, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholder’s share of dividend and interest income from LOCAP, Explorer, Colonial or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 3. LEGAL PROCEEDINGS
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations or cash flows. In addition, pursuant to the terms of the various agreements under which we acquired assets from Shell affiliates since our initial public offering, those affiliates, as applicable, will indemnify us for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of the acquired assets prior to our acquisition of those assets.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

 PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (the “NYSE”) under the symbol “SHLX.” As of February 22, 2021, SPLC owned 269,457,304 common units, representing an aggregate 68.5% limited partner interest in us, and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”). Pursuant to the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), all of the incentive distribution rights (“IDRs”) were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of January 31, 2021, we had seven holders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.
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
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:
•less, the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and anticipated future debt service requirements, Series A Preferred Unit quarterly distributions and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law) subsequent to that quarter;
•comply with applicable law, any of our or our subsidiaries’ debt instruments or other agreements; or
•provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;
•plus, all cash and cash equivalents resulting from dividends or distributions received after the end of the quarter from equity interests in any person other than a subsidiary in respect of operations conducted by such person during the quarter;
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
General Partner Interest and Incentive Distribution Rights
Until April 1, 2020, our general partner owned an approximate 2% general partner economic interest in the Partnership, including the IDRs. On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of December 31, 2020, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest in us (269,457,304 common units), as well as 50,782,904 Series A Preferred Units. Further, under the Second Amended and Restated Partnership Agreement, our general partner or its assignee has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020.
See Note 3 — Acquisitions and Other Transactions, Note 4 — Related Party Transactions and Note 11 — (Deficit) Equity in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
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

On January 1, 2019, we adopted Topic 842, Leases (“the lease standard”) by applying the modified retrospective approach. Results for reporting periods beginning after January 1, 2019 and balances at December 31, 2019 are presented in accordance with the lease standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under previous generally accepted accounting principles in the United States (“GAAP”). See Note 9 — Leases in the Notes to Consolidated Financial Statements included in Part II, Item 8.

Partnership Overview
We own, operate, develop and acquire pipelines and other midstream assets and logistic assets. As of December 31, 2020, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.
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

–Partnership Interests Restructuring Agreement. On April 1, 2020, simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner, dated as of February 27, 2020 (the “Partnership Interests Restructuring Agreement”), eliminating all incentive distribution rights (“IDRs”) and converting the economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). As consideration for the transactions contemplated by the Purchase and Sale Agreement and the Partnership Interests Restructuring Agreement, SPLC received 160,000,000 newly issued common units, plus 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”). Our general partner (or its assignee) has also agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020.

Refer to Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 for more details.
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

Notable 2020 and certain anticipated 2021 impacts to net income and cash available for distribution (“CAFD”) include:

•Hurricanes. As a result of several hurricanes, we incurred an impact of approximately $20 million to net income and CAFD in the latter half 2020. Certain producers in the Gulf of Mexico elected to shut-in and evacuate as a safety precaution, while others were forced to shut-in or curtail production due to onshore closures. Further, certain onshore assets were impacted by power outages related to the storms. There was no material impact to our people or assets as a result of the storms.

•Planned Turnarounds. Certain connected producers had planned turnarounds during 2020. As a result, the impact to net income and CAFD from this turnaround activity was approximately $15 million for the year ended 2020. Further, we anticipate an impact of approximately $10 million to net income and CAFD from planned turnaround activity in 2021.

The broader market environment for our customers was challenging in 2019 and continued to be challenging during 2020 given the continuing effects of the COVID-19 pandemic, which has impacted worldwide demand for oil and gas and increased downward pressure on oil prices. The responses of oil and gas producers to the lower demand for, and price of, oil and natural gas are constantly evolving and remain uncertain. The master limited partnership (“MLP”) market has also changed significantly, as capital for high growth fueled by dropdown activity continues to be constrained. We are fortunate to have the support of RDS, who has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and the organic growth of our business in 2021.

Executive Overview
Net income was $556 million and net income attributable to the Partnership was $543 million in 2020. We generated cash from operations of $650 million. As of December 31, 2020, we had cash and cash equivalents of $320 million, total debt of $2,692 million and unused capacity under our revolving credit facilities of $896 million.
Our 2020 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

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
The GAAP measures most directly comparable to Adjusted EBITDA and CAFD are net income and net cash provided by operating activities. Adjusted EBITDA and CAFD should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Please refer to “Results of Operations - Reconciliation of Non-GAAP Measures” for the reconciliation of GAAP measures net income and cash provided by operating activities to non-GAAP measures Adjusted EBITDA and CAFD.

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
We define CAFD as Adjusted EBITDA attributable to the Partnership less maintenance capital expenditures attributable to the Partnership, net interest paid by the Partnership, cash reserves, income taxes paid and Series A Preferred Unit distributions, plus net adjustments from volume deficiency payments attributable to the Partnership, reimbursements from Parent included in partners’ capital, principal and interest payments received on financing receivables and certain one-time payments received. CAFD will not reflect changes in working capital balances.
The definition of CAFD was updated for the second quarter of 2020 due to the closing of the April 2020 Transaction, which resulted in part in the transfer of the Norco Assets to be accounted for as a failed sale leaseback under the lease standard. As a result, the Partnership recognized financing receivables from SOPUS and Shell Chemical. These assets impact CAFD since principal payments on the financing receivables are not included in net income. As a result, such principal and interest payments on the financing receivables have been included as an adjustment to CAFD since the second quarter of 2020. Also as partial consideration for the April 2020 Transaction, SPLC received 50,782,904 Series A Preferred Units. The distributions on these Series A Preferred Units have been deducted from CAFD since the second quarter of 2020.
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
Adjusted EBITDA and CAFD are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•our operating performance as compared to other publicly-traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;
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

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers and to create new services or capacity arrangements that meet customer requirements. For example, production from Shell’s Appomattox platform in the Gulf of Mexico, which came online during 2019, tied into our existing Proteus and Endymion systems to bring crude onshore. Similarly, we expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. By way of example, in the latter part of 2019 we announced a solicitation of interest for a potential expansion of the Mars system to address growing production volumes in the Gulf of Mexico regions served by Mars. It is expected that the project would be fully operational with incremental growth volumes arriving into the Mars system in 2022. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.
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

During the second quarter of 2019, Zydeco recontracted previously expired volumes under certain of its throughput and deficiency agreements (“T&D agreements”). Although we replaced the volumes, the rates under the new T&D agreements were lower than those previously contracted. Two of these T&D agreements expired in the fourth quarter of 2020, and have not been replaced. The T&D agreements that expired accounted for less than 10% of our revenue for 2020. There are several ways in which this revenue could be replaced in the future, such as through re-contracting or spot shipments, the outcome of which will be dependent on market and customer dynamics.

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
Changes in Commodity Prices and Customers’ Volumes
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. During 2020, the demand for, and price of, oil and natural gas decreased significantly due to the continuing effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. The current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. Indirectly, global demand for refined products and chemicals could impact our terminal operations and refined products and refinery gas pipelines, as well as our crude pipelines that feed U.S. manufacturing demand. Likewise, changes in the global market for crude oil could affect our crude oil pipeline and terminals and require expansion capital expenditures to reach growing export hubs. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity prices, decreased third-party investment in the industry, increased competition and other adverse economic factors such as the current COVID-19 pandemic, which affect the exploration, production and refining industries. Although we have seen the earlier depressed demand due to the pandemic for crude oil and refined products level off, further increases in COVID-19 infection rates could have additional negative impacts on demand. This could force producers to shut-in certain wellheads or otherwise cease or curtail their operations. It also could reduce the volumes running through our pipelines and terminals. However, fixed contracts with volume minimums and demand for tanks for storage are expected to moderate any impact on our terminaling and storage service revenue.

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

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products, which have decreased significantly during 2020. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. Our refined products pipelines are continuing to experience demand destruction in the near term due to the COVID-19 pandemic, which has resulted in a significant decrease in consumer demand for refined products such as gasoline and jet fuel.
Other Changes in Customers’ Volumes
Onshore crude transportation volumes were down in 2020 versus 2019 due to demand destruction resulting from the COVID-19 pandemic.

Offshore crude transportation volumes were down in 2020 versus 2019 due to planned maintenance activities, storm activity in the Gulf of Mexico and delays to new wells or well work overs due to storm activity.

Onshore terminaling and storage volumes were down in 2020 versus 2019 due to lower volume throughput from our customers as a result of the demand destruction due to the COVID-19 pandemic.
Major Maintenance Projects
At the end of 2019, we finalized a directional drill project on the Zydeco pipeline system to address soil erosion over a two-mile section of our 22-inch diameter pipeline under the Atchafalaya River and Bayou Shaffer in Louisiana (the “directional drill project”). Zydeco incurred approximately $42 million in maintenance capital expenditures for the total directional drill project. In connection with the acquisitions of additional interests in Zydeco, SPLC agreed to reimburse us against our proportionate share of certain costs and expenses with respect to this project. Costs incurred and reimbursed during 2020 were not material.
During 2020, we incurred costs related to the Bessie Heights project (“Bessie Heights”), which is a directional drill project on the Zydeco pipeline system to replace an exposed and suspended 22-inch diameter pipe in the low-lying marsh area between Bird Island and Bridge City, Texas, as well as to replace lap welded pipe below the Neches River. Zydeco incurred approximately $13 million in maintenance capital expenditures in 2020 to complete the project. Any remaining spend in the first quarter of 2021 is not expected to be material.

For expected capital expenditures in 2020, refer to Capital Resources and Liquidity — Capital Expenditures and Investments.
Major Expansion Projects
On Mars, we announced in the latter part of 2019 a solicitation of interest for a potential expansion of the system. Letters of intent are in place, and we are now progressing definitive agreements with producers and expect to complete them by the end of the first quarter of 2021. SPLC has elected to fund the installation of the equipment necessary to enable greater throughput volumes on the system, but the revenue associated with increased throughput volumes will benefit Mars. It is expected that the project would be fully operational with incremental growth volumes arriving into the Mars system in 2022.
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
In May 2020, Zydeco, Mars, LOCAP and Colonial filed with FERC to increase rates subject to FERC’s indexing adjustment methodology by approximately 2.0% starting on July 1, 2020. Rate complaints are currently pending at FERC in Docket Nos. OR18-7-002, et al. challenging Colonial’s tariff rates, its market power and its practices and charges related to transmix and product volume loss. While certain procedural deadlines have been extended as a result of the impact of the COVID-19 pandemic, an initial decision by the administrative law judge in this proceeding is currently scheduled for August 2021. A FERC decision is anticipated by spring 2022.

On May 21, 2020, FERC issued a Policy Statement resolving the Notice of Inquiry (“NOI”) in Docket No. PL19-4-000. The Policy Statement revises FERC’s methodology for calculating the return on equity (“ROE”) component of cost-of-service - based rates to include the Capital Asset Pricing Model (“CAPM”). FERC’s use of the discounted cash flow (“DCF”) methodology will continue to be used, but in equal weighting with CAPM. In the Policy Statement, FERC also clarified certain aspects of its requirements regarding proxy group composition and treatment of outliers. Finally, FERC encouraged carriers to refile their 2019 FERC Form No. 6 either revising their ROE to include the CAPM model or stating that they used the DCF model.
On July 18, 2018, FERC issued Order No. 849, which adopts procedures to address the impact of the federal legislation passed on December 22, 2017 known as the “Tax Cuts and Jobs Act” (“TCJA”) and FERC’s Revised Policy Statement on Treatment of Income Taxes in Docket No. PL17-1-000, issued on March 15, 2018 (the “Revised Policy Statement”). FERC contemporaneously issued the Order on Rehearing in Docket No. PL17-1-000, which affirms FERC’s position in the Revised Policy Statement that eliminated the recovery of an income tax allowance by MLP oil and gas pipelines in cost-of-service-based rates. In Order No. 849, however, FERC has clarified its general disallowance of MLP income tax allowance recovery by providing that an MLP will not be precluded in a future proceeding from making a claim that it is entitled to an income tax allowance. FERC will permit an MLP to demonstrate that its recovery of an income tax allowance does not result in a “double recovery of investors’ income tax costs.” FERC affirmed Order No. 849 on rehearing on April 18, 2019. Parties sought judicial review of the Revised Policy Statement, and that challenge, initially filed in March 2019, was denied by the U.S. Court of Appeals for the D.C. Circuit on August 14, 2020. No further petitions are outstanding on this matter.

As was the case with the Revised Policy Statement, FERC did not propose any industry-wide action regarding review of rates for crude oil and liquids pipelines in its July 2018 issuances. MLP owned crude oil and liquids pipelines are required to report Page 700 information in their FERC Form 6 annual reports. Both the elimination of the income tax allowance, as well as the corporate income tax reduction enacted as part of the TCJA, were considered by FERC in the order on the five-year review that was issued on December 17, 2020, although FERC declined in that order to incorporate the effect of the income tax allowance elimination in setting the new indexing adjustment. FERC will also implement the elimination of the income tax allowance in proceedings involving review of initial cost-of-service rates, rate changes and rate complaints. For crude oil and liquids pipelines owned by non-MLP partnerships and other pass-through businesses, FERC will address such issues as they arise in subsequent proceedings.

On June 18, 2020, FERC issued a NOI as Docket No. RM20-14-000 regarding the five-year review of the oil pipeline rate index formula. FERC proposed a new formula of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.09% based on its review of industry data provided in the annual FERC Form 6 reports from 2014 through 2019. The NOI proposal, which would take effect in July 2021, would change the current five-year formula from PPI-FG plus 1.23%. FERC invited comments regarding its proposal and any alternative methodologies for calculating the index level, including issues such as different data trimming methodologies and whether it should reflect the effects of any cost-of-service policy changes in the calculation of the index level. Comments on the NOI were filed by multiple parties by August 17, 2020, and reply comments were filed by September 11, 2020. After reviewing the comments and reply comments by interested parties, FERC issued an order on December 17, 2020 adopting a new formula of PPI-FG plus 0.78% for the next five-year period commencing on July 1, 2021. This order is subject to rehearing and possible judicial review.

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

On October 1, 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in Moderate Consequence

Areas (“MCAs”). It also includes requirements to reconfirm maximum allowable operating pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events and adds a requirement to make all onshore lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. There are new MCAs on some of our gas transmission lines; however, these lines are already fully inspected due to HCAs on the lines, so these new areas do not impact inspection or maintenance programs on the lines. On the liquids side, all onshore lines have leak detection and are currently inspected under our Integrity Management Program, so there are no new inspections required. Some of our product lines may need to be made piggable; however, the full evaluations of those lines have not been completed to understand potential cost implications.

Acquisition Opportunities
We may pursue acquisitions of complementary assets from Shell, as well as from third parties. We also may pursue acquisitions jointly with Shell. Given the size and scope of Shell’s footprint and its significant ownership interest in us, we expect acquisitions from Shell will be a growth mechanism for the foreseeable future. However, Shell and its affiliates are under no obligation to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we would be well positioned to acquire midstream assets from Shell, as well as from third parties, should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLPs may make it more challenging for us to fund our acquisitions with the issuance of equity in the capital markets. However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by RDS and debt. While we expect to retain this flexibility, in 2021 we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and organic growth of our business.

Results of Operations

	2020	2019	2018
Revenue	$481	$503	$525
Costs and expenses
Operations and maintenance	162	124	162
Cost of product sold	24	36	32
Loss (gain) from revision of ARO and disposition of fixed assets	—	2	(3)
General and administrative	56	60	60
Depreciation, amortization and accretion	50	49	46
Property and other taxes	20	17	16
Total costs and expenses	312	288	313
Operating income	169	215	212
Income from equity method investments	417	373	235
Dividend income from other investments	—	14	67
Other income	40	36	31
Investment, dividend and other income	457	423	333
Interest income	23	4	2
Interest expense	93	96	64
Income before income taxes	556	546	483
Income tax expense	—	—	1
Net income	556	546	482
Less: Net income attributable to noncontrolling interests	13	18	18
Net income attributable to the Partnership	$543	$528	$464
Preferred unitholder’s interest in net income attributable to the Partnership	36	—	—
General partner’s interest in net income attributable to the Partnership	55	147	134
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$452	$381	$330
Adjusted EBITDA attributable to the Partnership (1)	$767	$730	$616
Cash available for distribution attributable to the Partnership’s common unitholders (1)	$658	$619	$536
(1) For a reconciliation of Adjusted EBITDA and CAFD attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

Pipeline throughput (thousands of barrels per day) (1)	2020	2019	2018
Zydeco - Mainlines	577	657	623
Zydeco - Other segments	142	267	249
Zydeco total system	719	924	872
Amberjack total system	326	362	324
Mars total system	490	546	516
Bengal total system	429	511	539
Poseidon total system	290	265	235
Auger total system	74	77	58
Delta total system	211	258	228
Na Kika total system	40	39	42
Odyssey total system	119	145	115
Colonial total system	2,349	2,617	2,616
Explorer total system	474	650	649
Mattox total system (2)	71	62	N/A (3)
LOCAP total system	960	1,172	1,228
Other systems	427	348	344

Terminals (4) (5)
Lockport terminaling throughput and storage volumes	223	228	226

Revenue per barrel ($ per barrel)
Zydeco total system (6)	$0.49	$0.52	$0.74
Amberjack total system (6)	2.37	2.37	2.50
Mars total system (6)	1.35	1.31	1.19
Bengal total system (6)	0.41	0.41	0.34
Auger total system (6)	1.28	1.43	1.34
Delta total system (6)	0.59	0.58	0.57
Na Kika total system (6)	0.91	0.80	0.79
Odyssey total system (6)	0.94	0.92	0.88
Lockport total system (7)	0.23	0.22	0.21
Mattox total system (8)	1.52	N/A (9)	N/A (9)
(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I — Business and Properties — Our Assets and Operations.
(2) The actual delivered barrels for Mattox are disclosed in the above table for the comparative periods. However, Mattox is billed by monthly minimum quantity per dedication and transportation agreements entered into in April 2020. Based on the contracted volume determined in the agreements, the thousands of barrels per day (for revenue calculation purposes) for Mattox are 162 thousands of barrels per day for 2020.
(3) Mattox came online during the second quarter of 2019 and therefore there are no volumes presented for 2018.
(4) Terminaling throughput is defined as the volume of delivered barrels and storage is defined as the volume of stored barrels.
(5) Refinery Gas Pipeline and our refined products terminals are not included above, as they generate revenue under transportation and terminaling service agreements, respectively, that provide for guaranteed minimum throughput.
(6) Based on reported revenues from transportation and allowance oil divided by delivered barrels over the same time period. Actual tariffs charged are based on shipping points along the pipeline system, volume and length of contract.
(7) Based on reported revenues from transportation and storage divided by delivered and stored barrels over the same time period. Actual rates are based on contract volume and length.
(8) Mattox is billed at a fixed rate of $1.52 per barrel for the monthly minimum quantity in accordance with the terms of dedication and transportation agreements entered into in April 2020.
(9) Mattox is billed at a fixed rate (see note above) per dedication and transportation agreements. The rates for 2019 and 2018 are not applicable, as we only entered into these agreements in April 2020. These agreements do not apply to 2019 and 2018.

Reconciliation of Non-GAAP Measures
The following tables present a reconciliation of Adjusted EBITDA and CAFD to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	2020	2019	2018
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$556	$546	$482
Add:
Loss (gain) from revision of ARO and disposition of fixed assets	—	2	(3)
Allowance oil reduction to net realizable value	8	1	5
Depreciation, amortization and accretion	61	49	46
Interest income	(23)	(4)	(2)
Interest expense	93	96	64
Income tax expense	—	—	1
Cash distribution received from equity method investments	541	466	301
Less:
Equity method distributions included in other income	37	33	24
Income from equity method investments	417	373	235
Adjusted EBITDA	782	750	635
Less:
Adjusted EBITDA attributable to noncontrolling interests	15	20	19
Adjusted EBITDA attributable to the Partnership	767	730	616
Less:
Series A Preferred Units distribution	36	—	—
Net interest paid by the Partnership (1)	93	92	62
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership	20	28	25
Add:
Principal and interest payments received on financing receivables	23	—	—
Net adjustments from volume deficiency payments attributable to the Partnership	17	(10)	(4)
Reimbursements from Parent included in partners’ capital	—	19	11
Cash available for distribution attributable to the Partnership’s common unitholders	$658	$619	$536
(1) Amount represents both paid and accrued interest attributable to the period.

	2020	2019	2018
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$650	$597	$507
Add:
Interest income	(23)	(4)	(2)
Interest expense	93	96	64
Income tax expense	—	—	1
Return of investment	91	66	48
Less:
Change in deferred revenue and other unearned income	24	(11)	(4)
Non-cash interest expense	1	1	1
Allowance oil reduction to net realizable value	8	1	5
Change in other assets and liabilities	(4)	14	(19)
Adjusted EBITDA	782	750	635
Less:
Adjusted EBITDA attributable to noncontrolling interests	15	20	19
Adjusted EBITDA attributable to the Partnership	767	730	616
Less:
Series A Preferred Units distribution	36	—	—
Net interest paid by the Partnership (1)	93	92	62
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership	20	28	25
Add:
Principal and interest payments received on financing receivables	23	—	—
Net adjustments from volume deficiency payments attributable to the Partnership	17	(10)	(4)
Reimbursements from Parent included in partners’ capital	—	19	11
Cash available for distribution attributable to the Partnership’s common unitholders	$658	$619	$536
(1) Amount represents both paid and accrued interest attributable to the period.

The following discussion includes a comparison of our Results of Operations and Capital Resources and Liquidity — Cash Flows from Our Operations for 2020 and 2019. A discussion of changes in our Results of Operations and Capital Resources and Liquidity — Cash Flows from Our Operations from 2018 to 2019 has been omitted from the Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020.

2020 Compared to 2019

Revenues
Total revenue decreased by $22 million in 2020 as compared to 2019, comprised of decreases of $53 million in transportation services revenue, $12 million in allowance oil revenue and $21 million attributable to product revenue, partially offset by increases of $63 million attributable to terminaling services revenue and $1 million in lease revenue.

Transportation services revenue decreased primarily due to the ongoing effects of the COVID-19 pandemic on the crude and refined products operating environment and related prices in 2020, as well as lower rates on the Zydeco committed contracts in 2020 as compared to 2019. Additionally, the impact from planned turnaround activities, as well as the impact of storms and the related shut-ins of production, was higher in 2020 than 2019. Further, deficiency credits were primarily deferred in 2020 as compared to deficiency credits being utilized and recognized in revenue in 2019. These decreases were partially offset by new volumes brought online at NaKika and Odyssey, as well as achieving regulatory approval for an increase in tariffs on Delta in 2020.

Terminaling services revenue increased primarily due to the recognition of revenue related to the service components of the new terminaling service agreement related to the Norco Assets acquired in April 2020.

Lease revenue was relatively consistent in 2020 and 2019.

Product revenue decreased as a result of lower sales of allowance oil for certain of our onshore and offshore crude pipelines in 2020 as compared to 2019.

Costs and Expenses
Total costs and expenses increased $24 million in 2020 primarily due to the increases of $38 million in operations and maintenance expenses, $3 million in property taxes and $1 million of depreciation expense. These increases were partially offset by decreases of $12 million in cost of products sold, $4 million in general and administrative expenses and $2 million of loss from the revision of asset retirement obligations and disposition of assets incurred in 2019.

Operations and maintenance expenses increased mainly as a result of higher maintenance costs related to the Norco Assets in 2020 as compared to 2019.

General and administrative expense decreased primarily due to reduced contractor spend in 2020 compared to 2019, partially offset by higher severance charges in 2020.

Property tax expense increased as a result of the acquisition of the Norco Assets in April 2020 and was partially offset by changes in property tax appraisal estimates.

Cost of product sold decreased as a result of lower sales of allowance oil coupled with the lower cost environment in 2020 as compared to 2019, which was partially offset by a higher net realizable value adjustment on allowance oil inventory in 2020.

Investment, Dividend and Other Income
Investment, dividend and other income increased $34 million in 2020 as compared to 2019. Income from equity method investments increased by $44 million, primarily as a result of the equity earnings associated with the acquisition of additional interests in Explorer and Colonial in June 2019, as well as the acquisition of an interest in Mattox in April 2020. These increases were partially offset by a decrease in dividend income from other investments of $14 million due to the change in accounting for Explorer and Colonial as equity method investments in 2020 rather than other investments in 2019 following the acquisition of additional interests in these entities in June 2019. We were entitled to distributions from Explorer and Colonial with respect to the period beginning April 1, 2019, as these were paid after the acquisition date and were no longer considered dividend income. Additionally, Other income increased by $4 million related to higher distributions from Poseidon in 2020.

Interest Income and Expense
Interest income was $19 million higher mainly due to interest income related to the financing receivables recorded in connection with the Norco Assets. Interest expense decreased by $3 million due to lower interest rates in 2020 versus 2019 resulting from the ongoing effects of the COVID-19 pandemic on market interest rates, which was partially offset by additional borrowings outstanding under our credit facilities during 2020 versus 2019.

Capital Resources and Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. However, we cannot accurately predict the effects of the continuing COVID-19 pandemic on our capital resources and liquidity due to the current significant level of uncertainty. Our liquidity as of December 31, 2020 was $1,216 million consisting of $320 million cash on hand and $896 million available capacity under our revolving credit facilities.

On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement, which included the elimination of all the IDRs, the conversion of the economic general partner interest into a non-economic general partner interest and the establishment of the rights and preferences of the Series A Preferred Units in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, effective as of April 1, 2020. Pursuant to the Partnership Interests Restructuring Agreement, our general partner (or its assignee) has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020. Refer to Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 for more details.

On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with Shell Treasury Center (West) Inc. (“STCW”), effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin or, in certain instances, including if LIBOR is discontinued, STCW may specify another benchmark rate generally accepted in the loan market to apply in relation to the advances in place of LIBOR. No issuance fee was incurred in connection with the 2019 Zydeco Revolver.

On June 4, 2019, we entered into the Ten Year Fixed Facility, which bears an interest rate of 4.18% per annum and matures on June 4, 2029. No issuance fee was incurred in connection with the Ten Year Fixed Facility. The Ten Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the Ten Year Fixed Facility. The Ten Year Fixed Facility was fully drawn on June 6, 2019 to partially fund our acquisition of SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million on June 6, 2019 (the “June 2019 Acquisition”).

During 2018, we negotiated with STCW to increase our borrowing capacity by $600 million through the addition of the Seven Year Fixed Facility effective July 31, 2018. The Seven Year Fixed Facility was fully drawn on August 1, 2018, and the borrowings were used to partially repay borrowings under the Five Year Revolver due December 2022.

Additionally, on August 1, 2018, we amended and restated the Five Year Revolver due October 2019 such that the facility will now mature on July 31, 2023 and is now referred to as the Five Year Revolver due July 2023.

Credit Facility Agreements
As of December 31, 2020, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
Ten Year Fixed Facility	$600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	1.20%	July 31, 2023
Five Year Revolver due December 2022	1,000	1.21%	December 1, 2022
Five Year Fixed Facility	600	3.23%	March 1, 2022
2019 Zydeco Revolver (1)	30	0.86%	August 6, 2024
(1) Effective August 6, 2019, the senior unsecured revolving credit facility agreement between Zydeco and STCW, dated August 6, 2014, expired. In its place, Zydeco entered into the 2019 Zydeco Revolver. See above for additional information.

Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin or, in certain instances (including if LIBOR is discontinued) at an alternate interest rate as described in each respective revolver. Over the next few years, LIBOR will be discontinued globally, and as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and we are evaluating any potential impact on our facilities.

Our weighted average interest rate for 2020 and 2019 was 3.3% and 3.8%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of December 31, 2020 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of December 31, 2020 and 2019, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

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
On June 6, 2019, in connection with the June 2019 Acquisition, we issued 9,477,756 common units to Shell Midstream LP Holdings LLC, an indirect subsidiary of Shell. In connection with the issuance of the common units, we issued 193,424 general partner units to our general partner in order to maintain its 2% general partner interest in us. The non-cash equity consideration from this issuance was valued at $200 million pursuant to the May 2019 Contribution Agreement and was used to partially fund the June 2019 Acquisition.

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

Cash Flows from Our Operations
Operating Activities. We generated $650 million in cash flow from operating activities in 2020 compared to $597 million in 2019. The increase in cash flows was primarily driven by an increase in equity investment income related to the acquisition of an interest in Mattox in April 2020 and additional interests in Explorer and Colonial in June 2019, as well as an increase related to deferred revenue in 2020. These increases were partially offset by the timing of certain prepaid expenses in 2020.

Investing Activities. Our cash flow provided by investing activities was $64 million in 2020 compared to $87 million used in investing activities in 2019. The increase in cash flow provided by investing activities was primarily due to no cash acquisition from Parent, no contributions to investment, lower capital expenditures and higher return of investment in 2020 compared to 2019.

Financing Activities. Our cash flow used in financing activities was $684 million in 2020 compared to $428 million in 2019. The increase in cash flow used in financing activities was primarily due to increased distributions paid to the unitholders and our general partner, no borrowings under credit facilities and lower other contributions from Parent in 2020 compared to 2019. These increases were partially offset by there being no capital distributions to our general partner in 2020.

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

We incurred capital expenditures of $22 million, $35 million and $51 million for 2020, 2019 and 2018, respectively. The decrease in capital expenditures from 2019 to 2020 is primarily due to completion of the Houma tank expansion and directional drill projects for Zydeco. Further, we had no contributions to investment in 2020.

A summary of our capital expenditures is shown in the table below:

	2020	2019	2018
Expansion capital expenditures	$1	$10	$25
Maintenance capital expenditures	26	28	24
Total capital expenditures paid	27	38	49
(Decrease) increase in accrued capital expenditures	(5)	(3)	2
Total capital expenditures incurred	$22	$35	$51
Contributions to investment	$—	$25	$28
We expect total capital expenditures and investments to be approximately $21 million for 2021, a summary of which is shown in table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	2020	2021
Expansion capital expenditures
Triton	$1	$—
Total expansion capital expenditures incurred	1	—
Maintenance capital expenditures
Zydeco	19	11
Pecten	1	2
Triton	1	4
Total maintenance capital expenditures incurred	21	17
Contributions to investment	—	4
Total capital expenditures and investments	$22	$21

Expansion and Maintenance Expenditures
Zydeco’s maintenance capital expenditures for 2020 were $19 million, primarily for Bessie Heights, as well as an upgrade of the motor control center at Houma and various other maintenance projects. We expect Zydeco’s maintenance capital expenditures to be approximately $11 million for 2021, of which $6 million is related to an upgrade of the motor control center at Houma, $2 million is related to Houma tank maintenance projects and $1 million is for replacement of a loading arm at the Houma dock facility. The remaining spend is related to routine maintenance.

Pecten’s maintenance capital expenditures for 2020 were $1 million, and we expect Pecten’s maintenance capital expenditures to be approximately $2 million in 2021 related to a Lockport tank maintenance project and various improvements on Delta.

Triton’s maintenance capital expenditures for 2020 were $1 million, and we expect Triton’s maintenance capital expenditures to be approximately $4 million in 2021. The expected 2021 spend is related to Des Plaines fire prevention and protection upgrades, Seattle terminal dock line repair and replacement and routine maintenance at the various terminals.

We do not expect any maintenance capital expenditures for Sand Dollar or Odyssey in 2021.

We anticipate that both maintenance and expansion capital expenditures for 2021 will be funded primarily with cash from operations.
Capital Contributions
In accordance with the Member Interest Purchase Agreement dated October 16, 2017 pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We made no capital contributions in 2020, and expect to make capital contributions of $4 million in 2021.

Contractual Obligations
A summary of our contractual obligations as of December 31, 2020 is shown in the table below:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases for land and platform space	$7	$—	$1	$1	$5
Finance leases (1)	56	5	10	10	31
Other agreements (2)	36	6	12	12	6
Debt obligation (3)	2,694	—	1,494	600	600
Interest payments on debt (4)	374	81	118	89	86
Total	$3,167	$92	$1,635	$712	$728
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $24 million in interest, $24 million in principal and $8 million in executory costs.
(2) Includes a joint tariff agreement and Odyssey tie-in agreement.
(3) See Note 8 — Related Party Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.
(4) Interest payments were calculated based on rates in effect at December 31, 2020 for variable rate borrowings.
On April 1, 2020, as partial consideration for the April 2020 Transaction, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. Our Series A Preferred Units are contractually entitled to receive cumulative quarterly distributions. For the year ended December 31, 2020, cumulative preferred distributions paid to our Series A Preferred Unitholders were $36 million. However, subject to certain conditions, we or the holders of the Series A Preferred Units may convert the Series A Preferred Units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the Series A Preferred Units were not included in the contractual obligations table above.
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
On December 1, 2014, we entered into a terminal services agreement with a related party in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. On October 26, 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we paid a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015, and the storage tanks were placed in-service on September 1, 2016. Under this agreement, in the eighteenth month after the in-service date, actual fixed and variable costs could be compared to premised costs. If the actual and premised operating costs differ by more than 5%, the lease would be adjusted accordingly, and this adjustment will be effective for the remainder of the lease. No adjustment has been made to date. The imputed interest rate on the capital portion of the lease is 15%.

On September 1, 2016, which is the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff will be reviewed annually and the rate updated based on FERC’s indexing adjustment to rates effective July 1 of each year. Effective July 1, 2020 there was an approximate 2% increase to this rate based on FERC’s indexing adjustment. The initial term of the agreement is ten years with automatic one-year renewal terms with the option to cancel prior to each renewal period.

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
Long-Lived Assets
Key estimates related to long-lived assets include useful lives, recoverability of carrying values and existence of any retirement obligations. Such estimates could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals of oil, natural gas, refinery gas or refined products (which could have a negative impact on operating rates or margins), new technological developments, new competitors, adverse changes associated with the U.S. and global economies and with governmental actions. We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. Actual impairment losses incurred could vary significantly from amounts estimated. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The estimated useful lives of long-lived assets range from five to 40 years. Depreciation of these assets under the straight-line method over their estimated useful lives totaled $50 million, $49 million and $46 million for 2020, 2019 and 2018, respectively. If the useful lives of the assets were found to be shorter than originally estimated, depreciation charges would be accelerated. Additional information concerning long-lived assets and related depreciation and amortization appears in Note 6 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Equity Method Investments

We account for investments where we have the ability to exercise significant influence, but not control, under the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees. Differences in the basis of the investments and the separate net asset value of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other-than-temporary. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value.
Based on our updated forecast and expectations of market conditions, we determined that there was a triggering event as of December 7, 2020 for our Permian Basin equity method investment that required us to update our impairment evaluation. The updated forecast had reductions in forecasted volumes gathered and processed by Permian Basin. We utilized the services of an independent valuation specialist to assist in the fair value appraisal of our investment in Permian Basin. Based on our evaluation, we determined that the fair value of our investment in Permian Basin was in excess of the carrying value as of December 7, 2020, and, therefore, there was no other-than-temporary impairment.

The fair value of the Permian Basin investment was determined based upon applying both the discounted cash flow method, which is an income approach, and a market approach. The discounted cash flow fair value estimate is based on known and knowable information at the measurement date. The significant assumptions that were used to develop the estimate of fair value under the discounted cash flow method include management's best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. If the discount rate was increased by 1%, the concluded fair value would decrease by $5 million and would remain in excess of carrying value. If the long-term growth rate was decreased by 1%, the concluded fair value would decrease by $4 million and would remain in excess of carrying value. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.
Revenue Recognition
On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, and all related Accounting Standard Updates to this Topic (collectively, “the revenue standard”). See Note 12 — Revenue Recognition in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. We generate a portion of our revenue under long-term agreements by charging fees for the transportation, terminaling and storage of crude oil and refined products, intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, and for the transportation of refinery gas through our assets. Contract obligations are billed monthly. Transportation revenue is billed as services are rendered, and we accrue revenue based on nominations for that accounting month. We estimate this revenue based on contract data, regulatory information and preliminary throughput and allocation measurements, among other items. Additionally, we refer to our transportation services agreements and throughput and deficiency agreements as “ship-or-pay” contracts.

As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2020 and 2019.

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

Certain transportation and terminaling services agreements with related parties are considered operating leases under GAAP. Revenues from these agreements are recorded within Lease revenue-related parties in the accompanying consolidated statement of income. See Note 12 — Revenue Recognition in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

April 2020 Transaction Fair Value
In connection with the April 2020 Transaction, we utilized the services of independent valuation specialists to determine the fair value of the total consideration, as well as the fair values of the Mattox Transaction, the Norco Transaction, and the GP/IDR Restructuring as of April 1, 2020. Because the components of the April 2020 Transaction were entered in contemplation of each other and were transactions among entities under common control, the fair values of the April 2020 Transaction were used solely for the purpose of allocating a portion of the total consideration on a relative fair value basis to the Norco Transaction. The Partnership issued 50,782,904 Series A Preferred Units and 160,000,000 newly issued common units to SPLC as consideration for the April 2020 Transaction. See Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.

As further described in Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, we acquired the Mattox equity interests from SGOM as a part of the Mattox Transaction. The acquisition was accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As a part of the Norco Transaction, SOPUS and Shell Chemical transferred certain logistics assets at the Shell Norco Manufacturing Complex to Triton, as designee of the Partnership. The transfer of the Norco Assets combined with the terminaling service agreements was accounted for as a failed sale leaseback under the lease standard, as control of the assets did not transfer to the Partnership. As a result, the transaction was treated as financing arrangement.

We also recorded contract assets as of April 1, 2020 based on the difference between the consideration allocated to the Norco Transaction and the recognized financing receivables. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. The amount of contract assets recognized was dependent on the allocated fair value of the consideration to the Norco Transaction, which was determined using the fair values of the consideration transferred and the fair values of the three components of the April 2020 Transaction. The common units were valued using a market approach based on the market opening price of the Partnership’s common units as of April 1, 2020 less a discount for the distribution waiver and lack of marketability. The Series A Preferred Units were valued using an income approach based on a trinomial lattice model. Further, the fair values of the three components of the April 2020 Transaction were determined using an income approach of discounted cash flows at an average discount rate for each of the Mattox Transaction, the Norco Transaction and the GP/IDR Restructuring components of 14%, 11% and 20%, respectively.

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

Fair value of business enterprise value

The following table summarizes the fair valuation approaches and key assumptions underlying those approaches to obtain the business enterprise value of the different components of the April 2020 Transaction:

	Valuation Technique	Key assumptions
Mattox Transaction	Income Approach	Discount rates; revenue growth rates; terminal growth rates; cash flow projections
Norco Transaction	Income Approach	Discount rates; revenue growth rates; terminal growth rates; cash flow projections
GP/IDR Restructuring	Income Approach	Discount rates; revenue growth rates; terminal growth rates; projected CAFD

Relative Stand -Alone Selling Price
We allocate the arrangement consideration between the components based on the relative stand-alone selling price (“SASP”) of each component in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Partnership established the stand-alone selling price for the financing components based off an expected return on the assets being financed. The Partnership established the SASP for the service components using an expected cost-plus margin approach based on the Partnership’s forecasted costs of satisfying the performance obligations plus an appropriate margin for the service. The SASP is used to allocate the annual terminaling service agreement payments between the principal payments and interest income on the financing receivables (financing components) and terminaling service revenue (service components). The key assumptions include forecasts of the future operation and maintenance costs and major maintenance costs and the expected margin with respect to the service components and the expected return on the assets with respect to the financing components.

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
Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 4%, 6% and 6% of our total revenue in 2020, 2019 and 2018, respectively, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of both December 31, 2020 and December 31, 2019, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1 million for both 2020 and 2019. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 8 —Related Party Debt in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further discussion of our borrowings and fair value measurements.

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
SHELL MIDSTREAM PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Shell Midstream Partners, L.P. and the Board of Directors of Shell Midstream Partners GP LLC

Opinion on Internal Control Over Financial Reporting

We have audited Shell Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shell Midstream Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Shell Midstream Partners, L.P. as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, cash flows and changes in (deficit) equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Unitholders of Shell Midstream Partners, L.P. and the Board of Directors of Shell Midstream Partners GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shell Midstream Partners, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 5 to the consolidated financial statements, Amberjack Pipeline Company LLC, an investment accounted for by the equity method, changed its method for accounting for revenue in 2019, due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Presentation and Disclosure of Related Party Transactions
Description of the Matter
As described in Note 4 to the consolidated financial statements, the Partnership has material amounts of related party transactions as it regularly transacts with Royal Dutch Shell plc and its affiliates (“Shell”) in the normal course of business.

Auditing the presentation and disclosure of these related party transactions, including the completeness thereof, was challenging due to Shell’s involvement in many aspects of the Partnership’s business, including the revenue earned from providing transportation, terminaling, and storage services and lease revenues under long-term contracts with Shell, the direct and allocated expenses charged from Shell for services provided under operating and administrative management agreements, fees charged for general and administrative services provided by Shell, the acquisition of assets and equity investments from Shell, and reimbursements received under the Omnibus and other management or contribution agreements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process of identifying and disclosing related party transactions.

To test the completeness of related party transactions, we obtained a listing of all related party relationships and compared the listing to the Shell legal structure and evidence obtained from other audit procedures including, among others, inquiries of management and the audit committee, review of the board of directors and other committee meeting minutes, review of contracts and agreements, and testing of revenue and expense transactions. In addition, using the related party listing obtained, we performed procedures to test material related party account activity and account balances including, among others, testing the related and third party classification of transactions in revenue, expense and balance sheet accounts by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

Accounting for the April 2020 Transaction
Description of the Matter
As more fully described in Note 3 to the consolidated financial statements, the Partnership purchased certain logistics assets at the Shell Norco Manufacturing Complex (the “Norco Assets”) from Shell and entered into terminaling services agreements that leased the Norco Assets back to Shell (the “Norco Transaction”). Simultaneously with the closing of the Norco Transaction, the Partnership acquired 79% of the issued and outstanding membership interests in Mattox Pipeline Company LLC from Shell (the “Mattox Transaction), eliminated all of the incentive distribution rights, and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). As consideration for these transactions, the Partnership issued 50,782,904 Series A Preferred Units and 160,000,000 common units to Shell. Collectively, these transactions are referred to as the April 2020 Transaction.

Auditing the Partnership’s accounting for the April 2020 Transaction was complex due to the significant estimation uncertainty in the Partnership’s determination of the contract assets of $244 million recorded in connection with the April 2020 Transaction, which was dependent on the fair values of the consideration transferred and of the Norco Transaction, Mattox Transaction and GP/IDR Restructuring that were entered into simultaneously. The significant estimation uncertainty was primarily due to the sensitivity of the contract assets’ value to underlying assumptions used to fair value the components of the April 2020 Transaction. The Partnership used an income approach of discounted cash flows to estimate the fair values of the components. The significant assumptions used to estimate the fair value of the components primarily included the discount rates and certain assumptions that form the basis of forecasted cash flows, including projected revenues, operating expenses and capital expenditures. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process of accounting for the April 2020 Transaction. For example, we tested controls over the estimation of the fair values of the components used to determine the contract assets’ value, including the valuation models and underlying assumptions used to develop such estimates.

To test the amount of contract assets recognized in the April 2020 Transaction, we performed audit procedures that included, among others, evaluating the Partnership’s methodology to determine the contract assets’ value and the use of the income approach to estimate the fair values of each component and testing the significant assumptions used in each model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, to customer contract terms, to the historical results of the underlying assets and to other guidelines used by companies within the same industry. We also involved our valuation specialists to assist in our evaluation of the valuation methodology applied by the Partnership and the significant assumptions used in estimating the fair values that affected the determination of the contract assets’ value.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.

Houston, Texas
February 22, 2021

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$320	$290
Accounts receivable – third parties, net	20	12
Accounts receivable – related parties	21	29
Allowance oil	9	12
Prepaid expenses	24	16
Total current assets	394	359
Equity method investments	1,013	926
Property, plant and equipment, net	699	726
Operating lease right-of-use assets	4	4
Other investments	2	2
Contract assets – related parties	233	—
Other assets – related parties	2	2
Total assets	$2,347	$2,019
LIABILITIES
Current liabilities
Accounts payable – third parties	$5	$5
Accounts payable – related parties	16	10
Deferred revenue – third parties	4	—
Deferred revenue – related parties	19	—
Accrued liabilities – third parties	10	12
Accrued liabilities – related parties	28	19
Total current liabilities	82	46
Noncurrent liabilities
Debt payable – related party	2,692	2,692
Operating lease liabilities	4	4
Finance lease liabilities	24	24
Deferred revenue and other unearned income	3	2
Total noncurrent liabilities	2,723	2,722
Total liabilities	2,805	2,768
Commitments and Contingencies (Note 15)
(DEFICIT) EQUITY
Preferred unitholders (50,782,904 and 0 units issued and outstanding as of December 31, 2020 and December 31, 2019)	(1,059)	—
Common unitholders – public (123,832,233 units issued and outstanding as of both December 31, 2020 and December 31, 2019)	3,382	3,450
Common unitholder – SPLC (269,457,304 and 109,457,304 units issued and outstanding as of December 31, 2020 and December 31, 2019)	(2,497)	(203)
General partner – SPLC (0 and 4,761,012 units issued and outstanding as of December 31, 2020 and December 31, 2019)	—	(4,014)
Financing receivables – related parties	(298)	—
Accumulated other comprehensive loss	(9)	(8)
Total partners’ deficit	(481)	(775)
Noncontrolling interests	23	26
Total deficit	(458)	(749)
Total liabilities and deficit	$2,347	$2,019
  The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	2020	2019	2018

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$123	$143	$209
Transportation, terminaling and storage services – related parties	282	264	229
Product revenue – third parties	—	5	2
Product revenue – related parties	19	35	29
Lease revenue – related parties	57	56	56
Total revenue	481	503	525
Costs and expenses
Operations and maintenance – third parties	48	65	108
Operations and maintenance – related parties	114	59	54
Cost of product sold	24	36	32
Loss (gain) from revision of ARO and disposition of fixed assets	—	2	(3)
General and administrative – third parties	7	11	8
General and administrative – related parties	49	49	52
Depreciation, amortization and accretion	50	49	46
Property and other taxes	20	17	16
Total costs and expenses	312	288	313
Operating income	169	215	212
Income from equity method investments	417	373	235
Dividend income from other investments	—	14	67
Other income	40	36	31
Investment, dividend and other income	457	423	333
Interest income	23	4	2
Interest expense	93	96	64
Income before income taxes	556	546	483
Income tax expense	—	—	1
Net income	556	546	482
Less: Net income attributable to noncontrolling interests	13	18	18
Net income attributable to the Partnership	$543	$528	$464
Preferred unitholder’s interest in net income attributable to the Partnership	36	—	—
General partner’s interest in net income attributable to the Partnership	55	147	134
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$452	$381	$330

Net income per Limited Partner Unit - Basic and Diluted:
Common - basic	$1.28	$1.66	$1.50
Common - diluted	$1.25	$1.66	$1.50
Distributions per Limited Partner Unit	$1.8400	$1.7500	$1.4950

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units - public - basic	123.8	123.8	121.3
Common units - SPLC - basic	229.7	105.4	99.0
Common units - public - diluted	123.8	123.8	121.3
Common units - SPLC - diluted	267.9	105.4	99.0
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2020	2019	2018

	(in millions of dollars)
Net income	556	$546	$482
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	(1)	(2)	—
Comprehensive income	$555	$544	$482
Less comprehensive income attributable to:
Noncontrolling interests	13	18	18
Comprehensive income attributable to the Partnership	$542	$526	$464

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019	2018

	(in millions of dollars)
Cash flows from operating activities
Net income	$556	$546	$482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	50	49	46
Amortization of contract assets - related parties	11	—	—
Loss (gain) from revision of asset retirement obligation	—	2	(3)
Non-cash interest expense	1	1	1
Allowance oil reduction to net realizable value	8	1	5
Undistributed equity earnings	(4)	(6)	(6)
Changes in operating assets and liabilities
Accounts receivable	—	7	(7)
Allowance oil	(6)	—	(6)
Prepaid expenses and other assets	(7)	—	(4)
Accounts payable	7	2	(7)
Deferred revenue and other unearned income	24	(11)	(4)
Accrued liabilities	10	6	10
Net cash provided by operating activities	650	597	507
Cash flows from investing activities
Capital expenditures	(27)	(38)	(49)
Acquisitions from Parent	—	(90)	(482)
Contributions to investment	—	(25)	(28)
Return of investment	91	66	48
Net cash provided by (used in) investing activities	64	(87)	(511)
Cash flows from financing activities
Payment of equity issuance costs	(2)	—	—
Net proceeds from equity offerings	—	—	973
Borrowings under credit facilities	—	600	1,820
Repayments of credit facilities	—	—	(1,573)
Contributions from general partner	—	—	20
Capital distributions to general partner	—	(510)	(738)
Distributions to noncontrolling interests	(16)	(17)	(16)
Distributions to unitholders and general partner	(670)	(519)	(423)
Other contributions from Parent	2	19	12
Credit facility issuance costs	—	—	(1)
Receipt of principal payments on financing receivables	3	—	—
Repayment of principal on finance leases	(1)	(1)	—
Net cash (used in) provided by financing activities	(684)	(428)	74
Net increase in cash and cash equivalents	30	82	70
Cash and cash equivalents at beginning of the period	290	208	138
Cash and cash equivalents at end of the period	$320	$290	$208

Supplemental Cash Flow Information
Non-cash investing and financing transactions:
Change in asset retirement obligation	$—	$—	$2
Change in accrued capital expenditures	(5)	(3)	2
Other non-cash contributions from Parent	—	—	2

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2017	$—	$2,774	$(507)	$(2,856)	$—	$—	$23	$(566)
Impact of change in accounting policy (Note 12)	—	(1)	1	(2)	—	—	—	(2)
Net income	—	182	147	135	—	—	18	482
Net proceeds from equity offerings	—	673	300	—	—	—	—	973
Contributions from general partner	—	—	—	20	—	—	—	20
Other contributions from Parent	—	—	—	13	—	—	—	13
Distributions to unitholders and general partner	—	(169)	(139)	(115)	—	—	—	(423)
Distribution to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
May 2018 Acquisition	—	—	—	(738)	—	—	—	(738)
Balance as of December 31, 2018	$—	$3,459	$(198)	$(3,543)	$—	$—	$25	$(257)
Impact of change in accounting policy (Note 5)	—	(4)	(5)	—	—	—	—	(9)
Net income	—	204	177	147	—	—	18	546
Other contributions from Parent	—	—	—	25	—	(6)	—	19
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Distributions to unitholders and general partner	—	(209)	(177)	(133)	—	—	—	(519)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
June 2019 Acquisition	—	—	—	(510)	—	—	—	(510)
Balance as of December 31, 2019	$—	$3,450	$(203)	$(4,014)	$—	$(8)	$26	$(749)
Net income	36	160	292	55	—	—	13	556
Other contributions from Parent	—	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	—	—	(1)	—	(1)
Distributions to unitholders and general partner	(24)	(228)	(308)	(110)	—	—	—	(670)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Principal repayments on financing receivables	—	—	—	—	3	—	—	3
April 2020 Transaction	(1,071)	—	(2,280)	4,069	(301)	—	—	417
Balance as of December 31, 2020	$(1,059)	$3,382	$(2,497)	$—	$(298)	$(9)	$23	$(458)

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
Until April 1, 2020, our general partner owned an approximate 2% general partner economic interest in the Partnership, including the incentive distribution rights (“IDRs”). On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of December 31, 2020, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership. See Note 3 — Acquisitions and Other Transactions and Note 11 — (Deficit) Equity for additional details.

Description of the Business
We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of December 31, 2020, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments and generate interest income from financing receivables on certain logistic assets. Our operations consist of one reportable segment.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects our ownership interests as of December 31, 2020:

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
Expense Allocations. Our consolidated statements of income also include expense allocations for certain functions performed by SPLC and Shell on our behalf. Such costs are included in either general and administrative expenses or operations and maintenance expenses in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations. The expense allocations have been determined on a basis that we, SPLC and Shell consider to be a reasonable reflection of the utilization of the services provided or the benefit received during the periods presented.
See Note 4 — Related Party Transactions for details of operating agreements impacting expense allocations, as well as details of related party transactions.
Cash. For all consolidated subsidiaries, we establish our own cash accounts for the funding of our operating and investing activities. Funds are not commingled with the cash of other entities.

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
Regulation
Certain businesses are subject to regulation by various authorities including, but not limited to, FERC. Regulatory bodies exercise statutory authority over matters such as construction, rates and ratemaking and agreements with customers.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements and notes. Actual results could differ from those estimates.
Common Control Transactions
Assets and businesses acquired from our Parent and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at our Parent’s historical carrying value. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to our general partner, similar to a dividend. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then our Parent would record an impairment, and our net assets acquired would be recorded at fair value. Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows. Assets and businesses sold to our Parent are also common control transactions accounted for using historical carrying value with any resulting gain treated as a contribution from Parent.
Revenue Recognition
Our revenues are primarily generated from the transportation, terminaling and storage of crude oil, refined gas and refined petroleum products through our pipelines, terminals, storage tanks, docks, truck and rail racks. We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations. See Note 12 — Revenue Recognition for information and disclosures related to revenue from contracts with customers.

Leases, Sale Leaseback
When entering into sale-leaseback transactions as a buyer-lessor, the requirements in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and all related accounting standards updates to such Topic (collectively, “the revenue standard”) are applied in determining whether the transfer of an asset shall be accounted for as a sale of the asset by assessing whether it satisfies a performance obligation under the contract by transferring control of an asset. If the seller-lessee transfers control of an asset to us, we account for the transfer of the asset as a purchase and recognize the transferred asset. The subsequent leaseback of the asset is accounted for in accordance with ASC Topic 842, Leases (the “lease standard”), in the same manner as any other lease. If the seller-lessee does not transfer the control of an asset to us, the failed sale-leaseback transaction is accounted for as a financing arrangement. Transactions in which control of an asset is not transferred are accounted for as financing receivables in accordance with ASC Topic 310, Receivables. Since the seller-lessee did not transfer the control of assets to us in the April 2020 Transaction (defined in Note 3 — Acquisitions and Other Transactions below), we did not recognize the transferred assets, and instead they were accounted for as financing receivables. Receivables issued in exchange for the Partnership’s capital stock are presented as a component of the partners’ (deficit) equity. Since the Partnership issued common units and preferred units as consideration in exchange for the financing receivables in the April 2020 Transaction, we recorded the financing receivables as contra-equity. Refer to Note 3 — Acquisitions and Other

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions and Note 11 – (Deficit) Equity for additional details. We recognize interest income on the financing receivables on the basis of the imputed interest rate determined in accordance with ASC Topic 835, Interest.
Cash and Cash Equivalents
Our cash and cash equivalents includes cash and short-term highly liquid overnight deposits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on third-party accounts receivable due from shippers and operators based on current expected credit losses. As of December 31, 2020 and 2019, we did not have a material amount of allowance for doubtful accounts.
Equity Method Investments
We account for investments where we have the ability to exercise significant influence, but not control, under the equity method of accounting. Income from equity method investments represents our proportionate share of net income generated by the equity method investees. Differences in the basis of the investments and the underlying net asset value of the investees, if any, are amortized into net income over the remaining useful lives of the underlying assets. Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other-than-temporary. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value.
Property, Plant and Equipment
Our property, plant and equipment is recorded at its historical cost of construction or, upon acquisition, at either the fair value of the assets acquired or the historical carrying value to the entity that placed the asset in service. Expenditures for major renewals and betterments are capitalized while those minor replacement, maintenance and repairs that do not improve or extend asset life are expensed when incurred. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs. We capitalize interest on certain projects. For 2020, 2019 and 2018, the total amount of interest capitalized was immaterial.
We use the straight-line method to depreciate property, plant and equipment based on the estimated useful life of the asset. We report gains or losses on dispositions of fixed assets as Loss (gain) from revision of asset retirement obligations (“AROs”) and disposition of fixed assets in the accompanying consolidated statements of income.
Impairment of Long-lived Assets
We evaluate long-lived assets of identifiable business activities for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. These events include a significant decrease in the market value of the asset, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we perform an impairment assessment by comparing estimated undiscounted future cash flows associated with the asset to the asset’s net book value. If the net book value exceeds our estimate of undiscounted future cash flows, an impairment is calculated as the amount the net book value exceeds the estimated fair value associated with the asset. We determined that there were no asset impairments in 2020, 2019 or 2018.
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for 2020, 2019 and 2018 was immaterial.

Other Investments
We account for equity investments in entities where we do not have control or significant influence at fair value with changes in fair value recognized in net income when the fair value is readily determinable. For investments without readily determinable fair values, we carry such investments at cost less impairments, if any. These investments are remeasured either upon the

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurrence of an observable price change or upon identification of impairment. These investments are reported as Other investments in our consolidated balance sheets and dividends received are reported in Dividend income from other investments in our consolidated income statements. Our equity investments which are accounted for at cost as they do not have readily determinable fair values, consist of:

	December 31, 2020		December 31, 2019
	Ownership	Amount	Ownership	Amount
Cleopatra	1.0%	$2	1.0%	$2

During the years ended December 31, 2020 and 2019, we did not identify the occurrence of an observable price change or an identification of impairment for these equity investments.
Asset Retirement Obligations
AROs represent contractual or regulatory obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Our AROs were zero as of both December 31, 2020 and 2019.

Our assets include pipelines and terminals that have contractual or regulatory obligations that will need to be settled at retirement. The settlement date of these obligations will depend mostly on the various supply sources that connect to our systems and the ongoing demand for usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future. As the settlement dates of obligations are indeterminate, there is not sufficient information to make a reasonable estimate of the ARO of our remaining assets as of December 31, 2020 and 2019.
We re-evaluate our AROs in each reporting period, and future developments could impact the amounts we record.
Pensions and Other Postretirement Benefits
We do not have our own employees. Employees that work on our pipelines or terminals are employees of SPLC, and we share employees with other SPLC-controlled and non-controlled entities. For presentation of these accompanying consolidated financial statements, our portion of payroll costs and employee benefit plan costs have been allocated as a charge to us by SPLC and Shell Oil Company. Shell Oil Company sponsors various employee pension and postretirement health and life insurance plans. For purposes of these accompanying consolidated financial statements, we are considered to be participating in the benefit plans of Shell Oil Company. We participate in the following defined benefits plans: Shell Oil Pension Plan, Shell Oil Retiree Health Care Plan and Pennzoil-Quaker State Retiree Medical & Life Insurance. As a participant in these benefit plans, we recognize as expense in each period an allocation from Shell Oil Company, and we do not recognize any employee benefit plan assets or liabilities. See Note 4 — Related Party Transactions for total pension and benefit expenses under these plans.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

For 2020, 2019 and 2018, the environmental cleanup costs incurred were immaterial. At both December 31, 2020 and 2019, the accruals for environmental clean-up costs pursuant to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington were immaterial. The costs relate to ongoing groundwater compliance monitoring and other remedial activities. Refer to Note 4 — Related Party Transactions under the Omnibus Agreement (defined below) for additional details.

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
Net income per limited partner unit
Prior to the April 2020 Transaction, we used the two-class method when calculating the net income per unit applicable to limited partners as there were different participating securities included in the calculation – including common units, general partner units and IDRs. After the April 2020 Transaction, the IDRs were eliminated, the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership and the newly issued Series A Preferred Units did not qualify as participating securities. Since the transaction occurred during 2020, the two-class method was still applied to the year-to-date calculation but was not applied to calculations for any quarterly periods beginning with the second quarter of 2020. See Note 11 — (Deficit) Equity for additional information.

Reclassifications
Certain reclassifications have been made to prior period amounts in our consolidated statements of income and consolidated balance sheets to conform to the current period presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

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
Standards Not Adopted as of December 31, 2020
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity. The update will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models may result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for SEC filers, excluding smaller reporting companies. Early adoption is permitted, but not earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the appropriate date of adoption and the effect of the adoption of this update on our consolidated financial statements. The effect will largely depend on the composition and terms of our financial instruments at the time of adoption.

3. Acquisitions and Other Transactions

April 2020 Transaction

On April 1, 2020, we closed the following transactions (together referred to as the “April 2020 Transaction”):

•Pursuant to a Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) between the Partnership and Triton, SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”) and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM (the “Mattox Transaction”), and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana (such assets, the “Norco Assets,” and such transaction, the “Norco Transaction”); and
•Simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). Our general partner or its assignee has also agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for each of four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mattox Transaction
We acquired 79% of the issued and outstanding membership interests in Mattox from SGOM. The acquisition was accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As a result of the Mattox Transaction, we have significant influence, but not control, over Mattox and account for this investment as an equity method investment. As such, we recorded the acquired equity interests in Mattox at SGOM’s historical carrying value of $174 million, which is included in Equity method investments in our consolidated balance sheet as of December 31, 2020. See Note 5 —Equity Method Investments for additional details.

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

The transfer of the Norco Assets combined with the terminaling services agreements were accounted for as a failed sale leaseback under the lease standard, as control of the assets did not transfer to the Partnership. As a result, the transaction was treated as a financing arrangement. As the Norco Transaction was entered into simultaneously and in contemplation of the Mattox Transaction and the GP/IDR Restructuring components, we allocated $546 million of the fair value of the consideration of the April 2020 Transaction to the Norco Transaction based on its relative stand-alone fair value to the other components of the April 2020 Transaction. From this amount, we recorded financing receivables of $302 million, based on the fair value of the Norco Assets’ property, plant and equipment transferred from SOPUS and Shell Chemical, using a combination of market and cost valuation approaches. The financing receivables were recorded as the fair value of property, plant and equipment because the annual payments received by the Partnership are directly related to the lease of the property, plant and equipment of the Norco Assets. Since the financing receivables from SOPUS and Shell Chemical arose from transactions involving the issuance of the Partnership’s common and preferred units, the financing receivables are presented as a component of (deficit) equity and not as assets on the balance sheet.

As of April 1, 2020, we also recorded contract assets in the amount of $244 million, which represent the difference between the allocated fair value of the Norco Transaction of $546 million and the recognized financing receivables of $302 million. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. See Note 12 — Revenue Recognition for additional details.

The amount of contract assets recognized was dependent on the allocated fair value of the consideration to the Norco Transaction, which was determined using the fair values of the consideration transferred and the fair values of each of the three components of the April 2020 Transaction. The newly issued common units were valued using a market approach based on the market opening price of the Partnership’s common units as of April 1, 2020, less a discount for the waiver described above and a marketability discount. The Series A Preferred Units were valued using an income approach based on a trinomial lattice model. Further, the fair values of the three components of the April 2020 Transaction were determined using an income

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach of discounted cash flows at an average discount rate for each of the Mattox Transaction, the Norco Transaction and the GP/IDR Restructuring components of 14%, 11% and 20%, respectively.

GP/IDR Restructuring
On April 1, 2020, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement, which included the elimination of all the IDRs and the cancellation of all of the general partner units, both of which were held by our general partner, and amended and restated our partnership agreement to reflect these and other changes (as so amended, the “Second Amended and Restated Partnership Agreement”). The 2% general partner economic interest was converted into a non-economic general partner interest. Because the components of the April 2020 Transaction were among entities under common control, our general partner’s negative equity balance of $4 billion at April 1, 2020 was transferred to SPLC’s equity accounts, allocated between its holdings of common units and preferred units, based on the relative fair value of the consideration related to the issuance of common units and preferred units in the April 2020 Transaction.

Upon the closing of the April 2020 Transaction, the Partnership had 393,289,537 common units outstanding, of which SPLC’s wholly owned subsidiary, Shell Midstream LP Holdings LLC (“LP Holdings”), owned 269,457,304 common units in the Partnership, representing an aggregate 68.5% limited partner interest. The Partnership also had 50,782,904 of Series A Preferred Units outstanding, which are entitled to receive a quarterly distribution of $0.2363 per unit and all of which are owned by LP Holdings. See Note 11 — (Deficit) Equity for additional details.

2019 Acquisition
On June 6, 2019, we acquired SPLC’s remaining 25.97% ownership interest in Explorer and 10.125% ownership interest in Colonial for consideration valued at $800 million (the “June 2019 Acquisition”). The June 2019 Acquisition increased our ownership interest in Explorer to 38.59% and in Colonial to 16.125%. The June 2019 Acquisition closed pursuant to a Contribution Agreement dated May 10, 2019 (the “May 2019 Contribution Agreement”) between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. As such, we recorded the acquired equity interests at SPLC’s historical carrying value of $90 million, which is included in Equity method investments in our consolidated balance sheet. In addition, as a transfer between entities under common control, we recorded Accumulated other comprehensive loss of $6 million related to historical remeasurements of pension and other postretirement benefits provided by Explorer and Colonial to their employees. We recognized $510 million of cash consideration in excess of the historical carrying value of equity interests acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the June 2019 Acquisition with $600 million in cash consideration from borrowings under our Ten Year Fixed Facility (as defined in Note 8 — Related Party Debt) with Shell Treasury Center (West) Inc. (“STCW”) and non-cash equity consideration valued at $200 million. Pursuant to the May 2019 Contribution Agreement, the number of common units representing the equity consideration was determined by dividing the contribution amount (25% of total consideration of $800 million) by the price per unit of $20.68, which represents the volume weighted average sales prices of the common units calculated for the five trading day period ended on April 30, 2019, less the general partner units issued to our general partner in order to maintain its 2% general partner interest in us. The equity issued consisted of 9,477,756 common units issued to LP Holdings, an indirect subsidiary of Shell, and 193,424 general partner units issued to our general partner in order to maintain its 2% general partner interest in us. These common and general partner units issued were assigned no book value because the cash consideration exceeded the historical carrying value of equity interests acquired. Accordingly, the units issued had no impact on partner capital accounts, other than changing ownership percentages.

As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments (see Note 5 — Equity Method Investments for further details).

2018 Acquisition
On May 11, 2018, we acquired SPLC’s ownership interests in Amberjack, which is comprised of 75% of the issued and outstanding Series A membership interests of Amberjack and 50% of the issued and outstanding Series B membership interests of Amberjack, for $1,220 million (the “May 2018 Acquisition”). The May 2018 Acquisition closed pursuant to a Purchase and Sale Agreement dated May 9, 2018 between us and SPLC, and is accounted for as a transaction between entities under common control on a prospective basis as an asset acquisition. We acquired historical carrying value of net assets under common control of $482 million, which is included in Equity method investments in our consolidated balance sheet. We recognized $738 million of consideration in excess of the historical carrying value of net assets acquired as a capital distribution to our general partner in accordance with our policy for common control transactions. We funded the May 2018 Acquisition with $494 million in borrowings under our Five Year Revolver due July 2023 (as defined in Note 8 — Related Party Debt) and $726 million in borrowings under our Five Year Revolver due December 2022 (as defined in Note 8 — Related Party Debt) with STCW.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.
Acquisition Agreements
Refer to Note 3 — Acquisitions and Other Transactions for a description of other applicable agreements.

Partnership Interests Restructuring Agreement
On February 27, 2020, we and our general partner entered into the Partnership Interests Restructuring Agreement, pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership.

Purchase and Sale Agreement
On February 27, 2020, we entered into the Purchase and Sale Agreement by and among Triton, SPLC, SGOM, Shell Chemical and SOPUS, pursuant to which we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, the Norco Assets.
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
•our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf; and
•our obligation to reimburse SPLC for all expenses incurred by SPLC as a result of us becoming and continuing as a publicly-traded entity; we will reimburse our general partner for these expenses to the extent the fees relating to such services are not included in the general and administrative fee.

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
During 2020 and 2019, neither we nor SPLC made any claims for indemnification under the 2019 Omnibus Agreement.

Trade Marks License Agreement
We, our general partner and SPLC entered into a Trade Marks License Agreement with Shell Trademark Management Inc. effective as of February 1, 2019. The Trade Marks License Agreement grants us the use of certain Shell trademarks and trade names and expires on January 1, 2024 unless earlier terminated by either party upon 360 days’ notice.
Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017. Reimbursements settled in the years ended December 31, 2020, 2019 and 2018 were not material to our consolidated statements of income.
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

In December 2017, we were assigned an operating agreement for Odyssey, whereby SPLC performs physical operations and maintenance services and provides general and administrative services for Odyssey. Odyssey is required to reimburse SPLC for costs and expenses incurred in connection with such services. Also pursuant to the agreement, SPLC and Odyssey agree to standard indemnifications as operator and asset owner, respectively.

Beginning July 1, 2014, Zydeco entered into an operating and management agreement with SPLC under which SPLC provides general management and administrative services to us. Therefore, we do not receive allocated corporate expenses from SPLC or Shell under this agreement. We receive direct and allocated field and regional expenses including payroll expenses not covered under this agreement.

Partnership Agreement
Concurrently with the execution of the Partnership Interests Restructuring Agreement, on April 1, 2020, we executed the Second Amended and Restated Partnership Agreement, which amended and restated the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014, (“First Amended and Restated Partnership Agreement”) as the same was previously amended, in its entirety. Under the Second Amended and Restated Partnership Agreement, the IDRs were eliminated, the economic general partnership interest was converted into a non-economic general partner interest, and our general partner or its assignee agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020. The transaction closed simultaneously with the closing of the transactions described in Note 3 — Acquisitions and Other Transactions—April 2020 Transaction.

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
Noncontrolling Interests
For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of December 31, 2020, 2019 and 2018. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of December 31, 2020, 2019 and 2018.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Balances
Other related party balances consist of the following:

	December 31,
	2020	2019
Accounts receivable	$21	$29
Prepaid expenses	22	15
Other assets	2	2
Contract assets (1)	233	—
Accounts payable (2)	16	10
Deferred revenue	19	—
Accrued liabilities (3)	28	19
Debt payable (4)	2,692	2,692
Financing receivables (1)	298	—
(1) Contract assets and Financing receivables were recognized in connection with the April 2020 Transaction. Refer to the section entitled “Sale Leaseback” below for additional details. Financing receivables were presented as a component of (deficit) equity.
(2) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(3) As of December 31, 2020, Accrued liabilities reflects $16 million accrued interest and $12 million other accrued liabilities, which are primarily related to the accrued operation and maintenance expenses on the Norco Assets. As of December 31, 2019, Accrued liabilities reflects $18 million accrued interest and $1 million other accrued liabilities.
(4) Debt payable reflects borrowings outstanding net of unamortized debt issuance costs of $2 million as of both December 31, 2020 and December 31, 2019.
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
Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for 2020, 2019 and 2018 is disclosed in Note 12 — Revenue Recognition.

The following table shows related party expenses, including certain personnel costs, incurred by Shell and SPLC on our behalf that are reflected in the accompanying consolidated statements of income for the indicated periods. Included in these amounts, and disclosed below, is our share of operating and general corporate expenses, as well as the fees paid to SPLC under certain agreements.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020	2019	2018
Allocated operating expenses	$45	$18	$15
Major maintenance costs (1)	6	—	—
Insurance expense (2)	20	18	15
Other (3)	43	23	24
Operations and maintenance – related parties	$114	$59	$54

Allocated general corporate expenses	$29	$28	$33
Management Agreement fee	9	9	9
Omnibus Agreement fee	11	11	9
Other	—	1	1
General and administrative – related parties	$49	$49	$52
(1) Major maintenance costs are expensed as incurred in connection with the maintenance services of the Norco Assets. Refer to section entitled “Sale Leaseback” below for additional details.
(2) The majority of our insurance coverage is provided by a wholly owned subsidiary of Shell. The remaining coverage is provided by third-party insurers.
(3) Other expenses primarily relate to salaries and wages, other payroll expenses and special maintenance.

For a discussion of services performed by Shell on our behalf, see Note 1 — Description of the Business and Basis of Presentation – Basis of Presentation – Expense Allocations.

Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for 2020, 2019 and 2018 was $5 million, $6 million and $6 million, respectively. Our share of defined contribution benefit plan costs for 2020, 2019 and 2018 was $2 million, $2 million and $3 million, respectively. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations.

Severance
We have recorded voluntary and involuntary severance costs of $7 million and $3 million in 2020 and 2018, respectively. These costs for 2019 were not material. Severance expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations.
Equity and Other Investments
We have equity and other investments in various entities. In some cases we may be required to make capital contributions or other payments to these entities. See Note 5 — Equity Method Investments for additional details.
Reimbursements from Our General Partner
Historically, reimbursements received were primarily related to the directional drill project on the Zydeco pipeline system (the
“directional drill project”). As the directional drill project was completed at the end of 2019, the amounts incurred by the project in 2020, and associated claims for reimbursement from our Parent, were not material. In 2019 and 2018, the amounts were $19 million and $12 million, respectively. These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows and consolidated statements of (deficit) equity. For each of these periods, this amount reflects our proportionate share of the directional drill project costs and expenses.

Further, in the fourth quarter of 2019, we received approximately $9 million from SPLC with respect to a Mars storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 that was recognized as an additional capital contribution. See Note 5 — Equity Method Investments for additional details.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale Leaseback
Pursuant to the terminaling services agreement entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets acquired in the April 2020 Transaction (see Note 3 — Acquisitions and Other Transactions), the Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both annual payments are subject to annual Consumer Price Index adjustments.

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

We recognize interest income on the financing receivables recorded in the April 2020 Transaction on the basis of an imputed interest rate of 11.1% related to SOPUS and 7.4% related to Shell Chemical. The following table shows the interest income, reduction in the financing receivables, as well as the cash payments received for interest income and cash principal payments received on financing receivables for the year ended December 31, 2020:

For the Year Ended December 31,
2020
Interest income	$23
Reduction in the financing receivables	3
Cash payments received for interest income	20
Cash principal payments received on financing receivables	3

The transfer of the Norco Assets and the terminaling services agreements as a result of the April 2020 Transaction have operation and maintenance service components and major maintenance service components (together “service components”). Consistent with our operating lease arrangements, we allocate a portion of the arrangement’s transaction price to any service components within the scope of the revenue standard and defer the revenue, if necessary, until the point at which the performance obligation is met. We present the revenue earned from the service components under the revenue standard within Transportation, terminaling and storage services – related parties in the consolidated statements of income. Contract assets were also recorded in the amount of $244 million as of April 1, 2020. See Note 12 — Revenue Recognition for additional details related to revenue recognized on the service components and amortization of the contract assets.

5. Equity Method Investments
For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.
Equity method investments comprise the following as of the dates indicated:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020		2019
	Ownership	Amount	Ownership	Amount
Mattox (1)	79%	$163	—	$—
Amberjack – Series A / Series B	75.0% / 50.0%	382	75.0% / 50.0%	426
Mars	71.5%	152	71.5%	161
Bengal	50.0%	88	50.0%	88
Permian Basin	50.0%	83	50.0%	91
LOCAP	41.48%	12	41.48%	9
Explorer (2)	38.59%	73	38.59%	88
Poseidon	36.0%	—	36.0%	—
Colonial (2)	16.125%	29	16.125%	30
Proteus	10.0%	14	10.0%	15
Endymion	10.0%	17	10.0%	18
		$1,013		$926
(1) Mattox was acquired as part of the April 2020 Transaction. This interest has been accounted for on a prospective basis. See below for additional information.
(2) As part of the June 2019 Acquisition, these interests have been accounted for prospectively. See below for additional information.

We acquired a 79% interest in Mattox from SGOM in the April 2020 Transaction. This investment qualifies for equity method accounting, as we exercise significant influence but do not control this investment. Upon acquisition, we recorded SGOM’s historical carrying value of the equity interests transferred as a transaction between entities under common control, totaling $174 million. We recognize equity earnings for Mattox prospectively from the date of acquisition, and record the distributions from Mattox as a reduction to the equity method investment balance.

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

For the years ended December 31, 2020, 2019 and 2018, distributions received from equity method investments were $541 million, $466 million and $301 million, respectively.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of December 31, 2020 and 2019, the unamortized basis differences included in our equity method investments are $84 million and $92 million, respectively. For the years ended 2020, 2019 and 2018, the net amortization expense was $8 million, $6 million and $4 million, respectively, which is included in Income from equity method investments.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance and we, therefore, suspended the equity method of accounting. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions of $37 million, $33 million and $24 million in Other income for the years ended December 31, 2020, 2019 and 2018, respectively. Once our cumulative share of equity earnings becomes greater than the cumulative amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings from our equity method investments were as follows during the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
Mattox (1)	$45	$—	$—
Amberjack (2)	102	125	80
Mars	114	126	108
Bengal	18	24	21
Explorer (3)	44	41	—
Colonial (3)	75	40	—
Poseidon (4)	—	—	6
Other (5)	19	17	20
	$417	$373	$235
(1) We acquired an interest in Mattox in the April 2020 Transaction. The acquisition of this interest has been accounted for prospectively.
(2) We acquired an interest in Amberjack in the May 2018 Acquisition. The acquisition of this interest has been accounted for prospectively.
(3) We acquired additional interests in Explorer and Colonial in the June 2019 Acquisition. The acquisition of these interests has been accounted for prospectively.
(4) As stated above, the equity method of accounting has been suspended in 2018 for Poseidon and excess distributions are recorded in Other income.
(5) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

The adoption of the revenue standard for the majority of our equity method investments followed the non-public business entity adoption date of January 1, 2019 for their stand-alone financial statements, with the exception of Mars and Permian Basin, which both adopted on January 1, 2018. As a result of adopting the revenue standard January 1, 2019 and 2018 by Amberjack and Mars, respectively, we recognized our proportionate share of each investment’s cumulative effect transition adjustment increasing the opening deficit in the amounts of $9 million and $7 million, respectively. The Amberjack adjustment is related to its dedication and transportation agreements, which contain tiered pricing arrangements resulting in a deferral of revenue. The Mars adjustment related to its transportation and dedication agreement and method of recognition as a stand-ready obligation, which resulted in a deferral of the recognition of revenue over the life of the contract, whereas under previous GAAP revenue was recognized upon physical delivery. The adoption of the revenue standard by our other equity method investments was not material.

Under the lease standard, the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2020 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019. There has been no material impact on the Partnership’s consolidated financial statements as a result of the adoption of the lease standard by our equity method investees.

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

Based on our updated forecast and expectations of market conditions, we determined that there was a triggering event as of December 7, 2020 for our Permian Basin equity method investment that required us to update our impairment evaluation. The updated forecast had reductions in forecasted volumes gathered and processed by Permian Basin. Based on our evaluation, we determined that the fair value of our investment in Permian Basin was in excess of the carrying value as of December 7, 2020, and, therefore, there was no other-than-temporary impairment. However, if the facts and circumstances change in the near-term for Permian Basin and indicate a loss in value that is other-than-temporary, we will re-evaluate whether the carrying amount of this equity method investment may not be recoverable.

The fair value of the Permian Basin investment was determined based upon applying both the discounted cash flow method, which is an income approach, and a market approach. The discounted cash flow fair value estimate is based on known and knowable information at the measurement date. The significant assumptions that were used to develop the estimate of fair value

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the discounted cash flow method include management's best estimates of the expected future cash flows, including prices and volumes, the weighted average cost of capital and the long-term growth rate. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Due to the continuing effects of the COVID-19 pandemic, we also evaluated whether an impairment indicator existed as of December 31, 2020 for our other equity method investments. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of these equity method investments. However, if the facts and circumstances change in the near-term and indicate a loss in value that is other-than-temporary, we will re-evaluate whether the carrying amount of our equity method investments may not be recoverable.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected balance sheet and income statement data reflects activity from the date of the acquisition.

	For the Year Ended December 31, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox (1)	$66	$9	$57	$57
Amberjack	280	78	202	201
Mars	259	97	162	163
Bengal	65	30	35	35
Explorer	329	175	154	119
Colonial	1,395	660	735	473
Poseidon	147	36	111	105
Other (2)	220	123	97	88

	As of December 31, 2020
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Mattox (1)	$13	$204	$217	$—	$12	$205	$217
Amberjack	44	836	880	10	124	746	880
Mars	47	269	316	23	103	190	316
Bengal	33	161	194	7	—	187	194
Explorer	74	537	611	49	459	103	611
Colonial	501	3,105	3,606	245	3,508	(147)	3,606
Poseidon	31	176	207	10	238	(41)	207
Other (2)	35	920	955	56	486	413	955
(1) Our interest in Mattox was acquired in the April 2020 Transaction. Mattox’s total revenues, total operating expenses and operating income (on a 100% basis) were $85 million, $12 million and $73 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2019
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$315	$73	$242	$243
Mars	282	104	178	179
Bengal	77	30	47	47
Explorer (1)	258	115	143	111
Colonial (2)	829	449	380	255
Poseidon	132	35	97	87
Other (3)	190	108	82	73

	As of December 31, 2019
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Amberjack	$56	$804	$860	$4	$32	$824	$860
Mars	57	173	230	8	22	200	230
Bengal	35	157	192	6	—	186	192
Explorer (1)	93	530	623	44	442	137	623
Colonial (2)	323	2,920	3,243	519	2,873	(149)	3,243
Poseidon	30	190	220	16	246	(42)	220
Other (3)	60	917	977	73	469	435	977
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
(3) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	For the Year Ended December 31, 2018
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack (1)	$204	$47	$157	$157
Mars	241	87	154	154
Bengal	69	28	41	41
Poseidon	116	35	81	73
Other (2)	152	67	85	76

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Amberjack (1)	$46	$846	$892	$4	$4	$884	$892
Mars	53	178	231	5	18	208	231
Bengal	27	156	183	9	—	174	183
Poseidon	19	203	222	16	243	(37)	222
Other (2)	50	876	926	65	456	405	926
(1) Our interest in Amberjack was acquired on May 11, 2018. Amberjack total revenues, total operating expenses and operating income (on a 100% basis) was $295 million, $74 million and $221 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.
Capital Contributions
We make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures. We made capital contributions to Permian Basin of zero, $25 million and $28 million in 2020, 2019 and 2018, respectively.

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following as of the dates indicated:

		December 31,
	Depreciable Life	2020	2019
Land	—	$12	$11
Building and improvements	10 - 40 years	47	40
Pipeline and equipment (1)	10 - 30 years	1,263	1,228
Other	5 - 25 years	34	33
		1,356	1,312
Accumulated depreciation and amortization (2)		(661)	(613)
		695	699
Construction in progress		4	27
Property, plant and equipment, net		$699	$726
(1) As of December 31, 2020 and 2019, includes cost of $372 million and $369 million, respectively, related to assets under operating    leases (as lessor). As of both December 31, 2020 and 2019, includes cost of $23 million related to assets under capital lease (as lessee).
(2) As of December 31, 2020 and 2019, includes accumulated depreciation of $147 million and $133 million, respectively, related to assets under operating leases (as lessor), which commenced in May 2017 and December 2017. As of December 31, 2020 and 2019, includes accumulated depreciation of $8 million and $6 million, respectively, related to assets under capital lease (as lessee).
Depreciation and amortization expense on property, plant and equipment for 2020, 2019 and 2018 was $50 million, $49 million and $46 million, respectively, and is included in cost and expenses in the accompanying consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).
We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of our assets may not be recoverable. Due to the continuing effects of the COVID-19 pandemic, we evaluated whether an impairment indicator existed during the year ended December 31, 2020. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of property, plant and equipment. However, if current volatile market conditions deteriorate further or continue for an extended period of time, we may be required to assess the recoverability of our long-lived assets, which could result in an impairment.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities – Third Parties
Accrued liabilities – third parties consist of the following as of the dates indicated:

	December 31,
	2020	2019
Project accruals	$4	$5
Property taxes	5	4
Other accrued liabilities	1	3
Total accrued liabilities – third parties	$10	$12

See Note 4 — Related Party Transactions for a discussion of Accrued liabilities – related parties.

8. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	December 31, 2020			December 31, 2019
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Ten Year Fixed Facility	$600	$600	$—	$600	$600	$—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	600	600	—	600	600	—
2019 Zydeco Revolver	—	30	30	—	30	30
Unamortized debt issuance costs	(2)	n/a	n/a	(2)	n/a	n/a
Debt payable – related party	$2,692	$3,590	$896	$2,692	$3,590	$896
Interest and fee expenses associated with our borrowings, net of capitalized interest, were $90 million, $92 million and $61 million for 2020, 2019 and 2018, respectively, of which we paid $92 million, $88 million and $53 million, respectively.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of December 31, 2020, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,928 million, respectively. As of December 31, 2019, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,825 million, respectively.

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

Borrowings and repayments under our credit facilities for 2020, 2019 and 2018 are disclosed in our consolidated statements of cash flows. See Note 11 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period. Borrowings under the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month LIBOR rate plus a margin or, in certain instances (including if LIBOR is

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discontinued) at an alternate interest rate as described in each respective revolver. Over the next few years, LIBOR will be discontinued globally, and as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and we are evaluating any potential impact on our facilities.

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

Five Year Revolver due July 2023
On August 1, 2018, we amended and restated the five year revolving credit facility originally due October 2019 such that the facility will now mature on July 31, 2023 (the “Five Year Revolver due July 2023”). The Five Year Revolver due July 2023 has a borrowing capacity of $760 million and will continue to bear interest at LIBOR plus a margin and we continue to pay interest of 0.19% on any unused capacity. Commitment fees began to accrue beginning on the date we entered into the agreement.
As of December 31, 2020, the annualized weighted average interest rate for the Five Year Revolver due July 2023 was 2.06%. There was no issuance fee associated with this amendment. All other material terms and conditions of the Five Year Revolver due July 2023 remain unchanged.
The Five Year Revolver due July 2023 was originally entered into on November 3, 2014, and provides that loans advanced under the facility can have a term ending on or before its maturity date.

Five Year Revolver due December 2022
On December 1, 2017, we entered into a five year revolving credit facility with STCW (the “Five Year Revolver due December 2022”) with a borrowing capacity of $1,000 million and paid an issuance fee of $2 million. Borrowings under the Five Year Revolver due December 2022 bear interest at the three-month LIBOR rate plus a margin, or, in the alternative, the percentage rate per annum which is the rate notified to us by STCW in accordance with the terms of the Five Year Revolver due December 2022 as soon as practicable and in any event before interest is due to be paid in respect of a loan. Additionally, we pay interest of 0.19% on any unused capacity. As of December 31, 2020, the weighted average interest rate for the Five Year Revolver due December 2022 was 2.26%. Commitment fees began to accrue beginning on the date we entered into the agreement. The Five Year Revolver due December 2022 matures on December 1, 2022.

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

The Five Year Fixed Facility bears a fixed interest rate of 3.23% per annum. The Five Year Fixed Facility matures on March 1, 2022.

Zydeco Revolving Credit Facility Agreement

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 6, 2019, the senior unsecured revolving credit facility agreement between Zydeco and STCW, dated August 6, 2014, expired. On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver has a borrowing capacity of $30 million and matures on August 6, 2024. Borrowings under the credit facility bear interest at the three-month LIBOR rate plus a margin, or, in certain instances, including if LIBOR is discontinued, STCW may specify another benchmark rate generally accepted in the loan market to apply in relation to the advances in place of LIBOR. No issuance fee was incurred in connection with the 2019 Zydeco Revolver. As of December 31, 2020, the interest rate for the 2019 Zydeco Revolver was 0.86%.

Covenants
Under the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022, the Five Year Fixed Facility, and the 2019 Zydeco Revolver, we (and Zydeco in the case of the 2019 Zydeco Revolver) have agreed, among other things:

•to restrict additional indebtedness not loaned by STCW;
•to give the applicable facility pari passu ranking with any new indebtedness; and
•to refrain from securing our assets except as agreed with STCW.
These facilities also contain customary events of default, such as nonpayment of principal, interest and fees when due and violation of covenants, as well as cross-default provisions under which a default under one credit facility may trigger an event of default in another facility with the same borrower. Any breach of covenants included in our debt agreements that could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and would likely require us to seek to renegotiate these debt arrangements with our related party lender and/or obtain new financing from other sources. As of December 31, 2020 and 2019, we were in compliance with the covenants contained in the Ten Year Fixed Facility, Seven Year Fixed Facility, the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the Five Year Fixed Facility, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

Borrowings and repayments under our credit facilities for 2020, 2019 and 2018 are disclosed in our consolidated statements of cash flows. See Note 3 — Acquisitions and Other Transactions for additional information regarding our use of borrowings. See Note 11 — (Deficit) Equity for additional information regarding the source of our repayments.

9. Leases

Adoption of ASC Topic 842 “Leases”
On January 1, 2019, we adopted the lease standard by applying the modified retrospective approach to all leases on January 1, 2019. We elected the package of practical expedients upon transition that permits us to not reassess (1) whether any contracts entered into prior to adoption are or contain leases, (2) the lease classification of existing leases and (3) initial direct costs for any leases that existed prior to adoption. We also elected the practical expedient to not evaluate existing or expired land easements that were not accounted for as leases under previous guidance. Generally, we account for term-based land easements where we control the use of the land surface as leases.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs are recorded entirely in operating expenses. Finance lease costs are split, where amortization of the ROU asset is recorded in operating expenses and an implied interest component is recorded in interest expense.

Under the lease standard, operating leases (as lessee) are included in Operating lease right-of-use assets, Accrued liabilities - third parties and Operating lease liabilities in our consolidated balance sheets. Finance leases (as lessee) are included in Property, plant and equipment, Accrued liabilities – third parties and Finance lease liabilities in our consolidated balance sheets. ROU assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate (“IBR”) based on the information available at transition date in determining the present value of future payments. The ROU asset includes any lease payments made but excludes lease incentives and initial direct costs incurred, if any. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Significant assumptions and judgments
Incremental borrowing rate. We are generally not made aware of the interest rate implicit in a lease due to several reasons, including: (1) uncertainty as to the total amount of the costs incurred by the lessor in negotiating the lease or whether certain costs incurred by the lessor would qualify as initial direct costs and (2) uncertainty as to the lessor’s expectation of the residual value of the asset at the end of the lease. Therefore, we use our IBR at the commencement of the lease and estimate the IBR for each lease agreement taking into consideration lease contract term, collateral and entity credit ratings, and use sensitivity analyses to evaluate the reasonableness of the rates determined.

Lease balances and costs
The following tables summarize balance sheet data related to leases at December 31, 2020 and 2019 and our lease costs as of and for the year ended December 31, 2020 and 2019:

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$4	$4
Finance lease assets	Property, plant and equipment, net (1)	16	17
Total lease assets		$20	$21

Liabilities
Current
Finance	Accrued liabilities - third parties	$1	$1
Noncurrent
Operating	Operating lease liabilities	4	4
Finance	Finance lease liabilities	24	24
Total lease liabilities		$29	$29

(1) Finance lease assets are recorded net of accumulated amortization of $8 million as of December 31, 2020 and $6 million as of December 31, 2019.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease cost	Classification	December 31, 2020	December 31, 2019
Operating lease cost (1)	Operations and maintenance - third parties	$—	$—
Finance lease cost (cost resulting from lease payments):
Amortization of leased assets	Depreciation and amortization	1	1
Interest on lease liabilities	Interest expense, net	4	4
Total lease cost		$5	$5

(1) Amounts for each year ended December 31, 2020 and 2019 were less than $1 million.

Other information

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$—	$—
Operating cash flows from finance leases	(3)	(4)
Financing cash flows from finance leases	(1)	(1)

(1) Amounts for each year ended December 31, 2020 and 2019 were less than $1 million .

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	19	20
Finance leases	10	11

Weighted-average discount rate:
Operating leases	5.8%	5.8%
Finance leases	14.3%	14.3%

Annual maturity analysis

The future annual maturity of lease payments as of December 31, 2020 for the above lease obligations was:

Maturity of lease liabilities	Operating Leases (1)	Finance Leases (2)	Total
2021	$—	$4	$4
2022	1	4	5
2023	—	4	4
2024	1	4	5
2025	—	5	5
Remainder	5	28	33
Total lease payments	7	49	56
Less: Interest (3)	(3)	(24)	(27)
Present value of lease liabilities (4)	$4	$25	$29

(1) Operating lease payments include $2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes $24 million in principal and excludes $8 million in executory costs.
(3) Calculated using the interest rate for each lease.
(4) Includes the current portion of $1 million for the finance lease.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lessor accounting
We have certain transportation and terminaling services agreements with related parties entered into prior to the adoption date of January 1, 2019 that are considered operating leases and include both a lease component and an implied operation and maintenance service component (“non-lease service component”). Certain of these agreements were entered into for terms of ten years with the option to extend for two additional terms of five years each. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with an initial term of ten years with the option to extend for up to ten additional one-year terms. As is the case with certain of our agreements, when the renewal options are reasonably certain to be exercised, the payments are included in the future maturity of lease payments. Our transportation, terminaling and storage services revenue and lease revenue from related parties for the years ended December 31, 2020 and 2019 are disclosed in Note 12 — Revenue Recognition.

Our risk management strategy for the residual assets is mitigated by the long-term nature of the underlying assets and the long-term nature of our lease agreements.

Significant assumptions and judgments
Lease and non-lease components. Certain of our revenues are accounted for under the lease standard, as the underlying contracts convey the right to control the use of the identified asset for a period of time. We allocate the arrangement consideration between the lease components that fall within the scope of the lease standard and any non-lease service components within the scope of the revenue standard based on the relative stand-alone selling price of each component. See Note 12 — Revenue Recognition for additional information regarding the allocation of the consideration in a contract between the lease and non-lease service components.

Annual maturity analysis
As of December 31, 2020, future annual maturity of lease payments to be received under the contract terms of these operating leases, which includes only the lease components of these leases, was estimated to be:

Maturity of lease payments	Operating leases (1)
2021	$56
2022	56
2023	56
2024	56
2025	56
Remainder	451
Total lease payments	$731

(1) Operating lease payments include $366 million related to options to extend lease terms that are reasonably certain of being exercised.
Other
As of December 31, 2020 and 2019, we had short-term payment obligations relating to capital expenditures totaling $1 million and $5 million, respectively. These represent unconditional payment obligations to vendors for products and services delivered in connection with capital projects.

10. Accumulated Other Comprehensive Loss
As a result of the transactions contemplated by the June 2019 Acquisition, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The June 2019 Acquisition is accounted for as a transaction between entities under common control on a prospective basis, and we have recorded the acquisition on our consolidated balance sheet at SPLC’s historical basis, which included accumulated other comprehensive loss. In 2020 and 2019, we recorded $1 million and $2 million, respectively, in other comprehensive loss related to remeasurements related to these pension and other post-retirement benefits.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. (Deficit) Equity

General Partner and IDR Restructuring
Prior to April 1, 2020, our capital accounts were comprised of a 2% general partner interest and 98% limited partner interests. On April 1, 2020, in connection with the closing of the April 2020 Transaction, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest. As a result, 4,761,012 general partner units and the IDRs were canceled and are no longer outstanding, and therefore, no longer participate in distributions of cash from the Partnership. Because the transaction was among entities under common control, our general partner’s negative equity balance of $4 billion at April 1, 2020 was transferred to SPLC’s equity accounts, allocated between its holdings of common units and preferred units, based on the relative fair value of the common units and preferred units issued as consideration in the April 2020 Transaction.

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
Public Offerings and Private Placement
On February 6, 2018, we completed the sale of 25,000,000 common units in a registered public offering for $673 million net proceeds ($680 million gross proceeds, or $27.20 per common unit, less $6 million of underwriter’s fees and $1 million of transaction fees). In connection with the issuance of common units, we issued 510,204 general partner units to our general partner for $14 million in order to maintain its 2% general partner interest in us. On February 6, 2018, we also completed the sale of 11,029,412 common units in a private placement with LP Holdings for an aggregate purchase price of $300 million, or $27.20 per common unit. In connection with the issuance of the common units, we issued 225,091 general partner units to our general partner for $6 million in order to maintain its 2% general partner interest in us. We used net proceeds from these sales to repay $247 million of borrowings outstanding under the Five Year Revolver due July 2023 and $726 million of borrowings outstanding under the Five Year Revolver due December 2022, as well as for general partnership purposes.

At-the-Market Program
We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. We did not have any sales under this program during 2020, 2019 or 2018.
Units Outstanding
The changes in the number of units outstanding from December 31, 2018 through December 31, 2020 are as follows:

(in units)	SPLC Preferred	Public Common	SPLC Common	General Partner
Balance as of December 31, 2018	—	123,832,233	99,979,548	4,567,588
June 2019 Acquisition	—	—	9,477,756	193,424
Balance as of December 31, 2019	—	123,832,233	109,457,304	4,761,012
April 2020 Acquisition	50,782,904	—	160,000,000	(4,761,012)
Balance as of December 31, 2020	50,782,904	123,832,233	269,457,304	—

Common units
The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under the Second Amended and Restated Partnership Agreement.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, we had 393,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 269,457,304 common units representing an aggregate 68.5% limited partner interest in us.

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
Distributions to our Unitholders
In connection with the April 2020 Transaction, commencing with the quarter ending June 30, 2020, the holders of the Series A Preferred Units are entitled to cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit, payable quarterly in arrears no later than 60 days after the end of the applicable quarter. The Partnership will not be entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. For the year ended December 31, 2020, the aggregate and per unit amounts of cumulative preferred distributions paid were $36 million and $0.7089, respectively.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Second Amended and Restated Partnership Agreement, our general partner or its assignee has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020. See Note 4 — Related Party Transactions for terms of the Second Amended and Restated Partnership Agreement.
Under the Second Amendment, our general partner elected to waive $50 million of distributions with respect to the IDRs in 2019 to be used for future investment by the Partnership. See Note 4 — Related Party Transactions for terms of the Second Amendment.
The following table details the distributions declared and/or paid for the periods presented:

Date Paid or to be Paid	Three Months Ended	Public Common	SPLC Preferred	SPLC Common	General Partner			Distributions per Limited Partner Unit
					IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2018	December 31, 2017	$33	$—	$30	$18	$2	$83	$0.33300
May 15, 2018	March 31, 2018	43	—	35	26	2	106	0.34800
August 14, 2018	June 30, 2018	46	—	36	29	2	113	0.36500
November 14, 2018	September 30, 2018	47	—	38	33	3	121	0.38200
February 14, 2019	December 31, 2018	49	—	40	37	3	129	0.40000
May 15, 2019	March 31, 2019 (1)	51	—	42	23	3	119	0.41500
August 14, 2019	June 30, 2019 (1)	53	—	47	28	3	131	0.43000
November 14, 2019	September 30, 2019 (1)	56	—	48	33	3	140	0.44500
February 14, 2020	December 31, 2019	57	—	50	52	3	162	0.46000
May 15, 2020	March 31, 2020	57	—	50	52 (3)	3 (4)	162	0.46000
August 14, 2020	June 30, 2020 (2)	57	12	104	—	—	173	0.46000
November 13, 2020	September 30, 2020 (2)	57	12	104	—	—	173	0.46000
February 12, 2021	December 31, 2020 (2)(5)	57	12	104	—	—	173	0.46000
(1) Includes the impact of waived distributions to the holders of IDRs with respect to the Second Amendment as described above.
(2) Includes the impact of waived distributions to SPLC with respect to the April 2020 Transaction as described above.
(3) This amount represents the Final IDR Payment (as defined in the Partnership Interests Restructuring Agreement) to which our general partner (or its assignee) was entitled pursuant to the Partnership Interests Restructuring Agreement. Also pursuant to the Partnership Interests Restructuring Agreement, our general partner agreed (on its own behalf and on behalf of its assignees) to waive any distributions that it would otherwise be entitled to receive with respect to the newly-issued 160 million common units that it received in the April 2020 Transaction for the quarter in which it receives the Final IDR Payment. Our general partner is not entitled to any payments with respect to the IDRs going forward, as they have been cancelled as a part of the April 2020 Transaction.
(4) This amount represents the final distribution payment on the 2% economic general partner interest. Our general partner is not entitled to any payments with respect to the economic general partner interest going forward, as it was converted into a non-economic general partner interest as a part of the April 2020 Transaction.
(5) See Note 16 — Subsequent Event(s) for additional information.
Distributions to Noncontrolling Interests
Distributions to SPLC for its noncontrolling interest in Zydeco were $5 million, $4 million and $7 million in 2020, 2019 and 2018, respectively. Distributions to GEL for its noncontrolling interest in Odyssey were $11 million, $13 million and $9 million in 2020, 2019 and 2018, respectively. See Note 4 — Related Party Transactions for additional details.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

Our revenues are primarily generated from the transportation, terminaling and storage of crude oil, refinery gas and refined petroleum products through our pipelines, terminals, storage tanks, docks, truck and rail racks. To identify the performance obligations, we considered all the products or services promised in the contracts with customers, whether explicitly stated or implied based on customary business practices. Revenue is recognized when each performance obligation is satisfied under the terms of the contract.

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

For all performance obligations, payment is typically due in full within 30 days of the invoice date.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service type and customer type:

	2020	2019	2018
Transportation services revenue – third parties	$114	$134	$200
Transportation services revenue – related parties (1)	164	210	176
Storage services revenue – third parties	9	9	9
Storage services revenue – related parties	8	7	7
Terminaling services revenue – related parties (2)	103	47	46
Terminaling services revenue – major maintenance service – related parties (3)	7	—	—
Product revenue – third parties (4)	—	5	2
Product revenue – related parties (4)	19	35	29
Total Topic 606 revenue	424	447	469
Lease revenue – related parties	57	56	56
Total revenue	$481	$503	$525

(1) Transportation services revenue – related parties for each of 2020, 2019 and 2018 includes $5 million of non-lease service component in our transportation services contract.
(2) Terminaling services revenue – related parties is comprised of the service components in our terminaling services contracts, including the operation and maintenance service components related to the Norco Assets in connection with the April 2020 Transaction. See Note 4 – Related Party Transactions for additional details.
(3) Terminaling services revenue – major maintenance service – related parties is comprised of the service components related to providing required major maintenance to the Norco Assets in connection with the April 2020 Transaction. See Note 4 – Related Party Transactions for additional details.
(4) Product revenue is comprised of allowance oil sales.
Lease revenue
Certain of our long-term transportation and terminaling services contracts with related parties are accounted for as operating leases. These agreements have both lease and non-lease service components. We allocate the arrangement consideration between the lease components and any non-lease service components based on the relative stand-alone selling price of each component. We estimate the stand-alone selling price of the lease and non-lease service components based on an analysis of service-related and lease-related costs for each contract, adjusted for a representative profit margin. The contracts have a minimum fixed monthly payment for both the lease and non-lease service components. We present the non-lease service

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components under the revenue standard within Transportation, terminaling and storage services – related parties in the consolidated statements of income.

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the consolidated statements of income. Some of these agreements were each entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with initial terms of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of December 31, 2020, future minimum payments of both the lease and non-lease service components to be received under the ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$735	$111	$220	$220	$184
Transportation services revenue
We have both long-term transportation contracts and month-to-month contracts for spot shippers that make nominations on our pipelines. Some of the long-term contracts entitle the customer to a specified amount of guaranteed capacity on the pipeline. Transportation services are charged at a per barrel rate or other applicable unit of measure. We apply the allocation exception guidance for variable consideration related to market indexing for long-term transportation contracts because (a) the variable payment relates specifically to our efforts to transfer the distinct service and (b) we allocate the variable amount of consideration entirely to the distinct service, which is consistent with the allocation objective. Except for guaranteed capacity payments as discussed below, transportation services are billed monthly as services are rendered.

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

As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2020 and 2019.
Storage and terminaling services revenue
Storage and terminaling services are provided under short-term and long-term contracts, with a fixed price per month for committed storage and terminaling capacity, or under a monthly spot-rate for uncommitted storage or terminaling. Since the customer simultaneously receives and consumes the benefits of services, we recognize revenue over time based on the number of days elapsed. We apply the allocation exception guidance for variable consideration related to market indexing for long-term contracts because (a) the variable payment relates specifically to our efforts to transfer the distinct service and (b) we allocate the variable amount of consideration entirely to the distinct service, which is consistent with the allocation objective. Storage and terminaling services are billed monthly as services are rendered.
Terminaling services revenue - Norco Assets
In April 2020, the Partnership closed the April 2020 Transaction pursuant to which the Norco Assets were transferred from SOPUS and Shell Chemical to Triton. In connection with closing the April 2020 Transaction, Triton entered into terminaling service agreements with SOPUS and Shell Chemical related to the Norco Assets. These terminaling service agreements were entered into for an initial term of fifteen years, with the option to extend for additional five-year terms. The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under the lease standard. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These agreements have components related to financing receivables, for which the interest income is recognized in the consolidated statements of income and principal payments are recognized as a reduction to the financing receivables in the consolidated balance sheet. Revenue related to the operation and maintenance service components and major maintenance service components are presented within Transportation, terminaling and storage services – related parties in the consolidated statements of income.

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

We allocate the arrangement consideration between the components based on the relative stand-alone selling price of each component in accordance with the revenue standard. The Partnership established the stand-alone selling price for the financing components based off an expected return on the assets being financed. The Partnership established the stand-alone selling price for the service components using expected cost-plus margin approach based on the Partnership’s forecasted costs of satisfying the performance obligation plus an appropriate margin for the service. The key assumptions include forecasts of the future operation and maintenance costs and major maintenance costs and the expected margin with respect to the service components and the expected return on the assets with respect to the financing components.

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

We also recognize deferred revenue on the major maintenance service components of the terminaling service agreement related to Norco Assets when we invoice SOPUS and Shell Chemical for the minimum volume commitment. Please refer to the Terminaling services revenues - Norco Assets section above for additional revenue recognition discussion.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product revenue
We generate revenue by selling accumulated allowance oil inventory to customers. The sale of allowance oil is recorded as product revenue, with specific cost based on a weighted average price per barrel recorded as cost of product sold.

Joint tariff
Under a certain joint tariff, we record revenues on a gross basis within Transportation, terminaling and storage services – third parties or related parties because we control the transportation service before it is transferred to the customer and are therefore the principal.

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

	January 1, 2020	December 31, 2020
Receivables from contracts with customers – third parties	$11	$19
Receivables from contracts with customers – related parties	24	18
Contract Assets - related parties	—	233
Deferred revenue – third parties	—	4
Deferred revenue – related parties (1)	—	19
(1) Deferred revenue - related parties is related to deficiency credits from certain minimum volume commitment contracts and certain components of our terminaling service contracts on the Norco Assets.

	January 1, 2019	December 31, 2019
Receivables from contracts with customers – third parties	$19	$11
Receivables from contracts with customers – related parties	21	24
Deferred revenue – third parties	8	—
Deferred revenue – related parties	3	—

In connection with the April 2020 Transaction, we also recorded contract assets in the amount of $244 million as of April 1, 2020 based on the difference between the consideration allocated to the Norco Transaction and the recognized financing receivables. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. The contract assets balance is amortized in a pattern consistent with the recognition of revenue on the service components of the contract. The portion of the contract assets related to operations and maintenance is amortized on a straight-line basis over a fifteen-year period, and the portion related to major maintenance is amortized based on the ratio of actual major maintenance costs incurred to the total projected major maintenance costs over the fifteen year term. We recorded amortization as a component of Transportation, terminaling and storage services – related parties of $11 million for the year ended December 31, 2020. We had no contract assets recognized from the costs to obtain or fulfill a contract as of December 31, 2019.
The estimated future amortization related to the contract assets for the next five years is as follows:

	2021	2022	2023	2024	2025
Amortization	$15	$16	$16	$17	$17

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2019	Additions (1)	Reductions (2)	December 31, 2020
Deferred revenue – third parties	$—	$8	$(4)	$4
Deferred revenue – related parties	—	21	(2)	19
(1) Deferred revenue additions resulted from $24 million deficiency payments from minimum volume commitment contracts and $5 million of deferred revenue related to the major maintenance service components of our terminaling service contracts on the Norco Assets.
(2) Deferred revenue reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

	December 31, 2018	Additions (1)	Reductions (2)	December 31, 2019
Deferred revenue – third parties	$8	$—	$(8)	$—
Deferred revenue – related parties	3	—	(3)	—
(1) Deferred revenue additions resulted from deficiency payments from minimum volume commitment contracts.
(2) Deferred revenue reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.
Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of December 31, 2020:

	Total	2021	2022	2023	2024	2025 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$472	$63	$63	$63	$57	$226
Revenue expected to be recognized on other multi-year transportation service contracts (1)	34	6	6	6	5	11
Revenue expected to be recognized on multi-year storage service contracts	17	4	4	4	5	—
Revenue expected to be recognized on multi-year terminaling service contracts (1)	335	48	48	48	48	143
Revenue expected to be recognized on multi-year operation and major maintenance terminaling service contracts(2)	1,508	106	106	106	106	1,084
Total	$2,366	$227	$227	$227	$221	$1,464
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

13. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Prior to April 1, 2020, the classes of participating securities included common units, general partner units and IDRs. Because we had more than one class of participating securities, we used the two-class method when calculating the net income per unit applicable to limited partners. Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. See Note 11 – (Deficit) Equity for a discussion of the elimination of our general partner’s IDRs and 2% economic interest effective April 1, 2020. For the year ended December 31, 2020, our Series A Preferred Units were dilutive to net income per limited partner unit. Basic and diluted net income per unit are the same for prior periods because we did not have any potentially dilutive units outstanding for those periods presented.

Net income earned by the Partnership is allocated between the classes of participating securities in accordance with the terms of our partnership agreement as in effect on the date such calculation is performed, after giving effect to priority income

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	2020	2019	2018
Net income	$556	$546	$482
Less:
Net income attributable to noncontrolling interests	13	18	18
Net income attributable to the Partnership	543	528	464
Less:
General partner’s distribution declared (1)	55	148	135
Preferred unitholder’s interest in net income	36	—	—
Limited partners’ distribution declared on common units (2)	590	404	334
Distributions in excess of income	$(138)	$(24)	$(5)
(1) For 2019, this includes the impact of waived distributions to the holders of the IDRs. See Note 4 — Related Party Transactions for additional information.
(2) For 2020, this includes the impact of waived distributions to SPLC. See Note 4 — Related Party Transactions for additional information.

	2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$55	$590	$645
Distributions in excess of income	—	(138)	(138)
Net income attributable to the Partnership’s common unitholders (basic)	$55	$452	$507
Dilutive effect of preferred units		36
Net income attributable to the Partnership’s common unitholders (diluted)		$488

Weighted average units outstanding - Basic		353.5
Dilutive effect of preferred units		38.2
Weighted average units outstanding - Diluted		391.7

Net income per limited partner unit:
Basic		$1.28
Diluted		$1.25
(1) This includes the impact of waived distributions to SPLC. See Note 4 — Related Party Transactions for additional information.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. Transactions with Major Customers and Concentration of Credit Risk
Our Parent and its affiliates accounted for approximately 75%, 70% and 60% of our total revenues for 2020, 2019 and 2018, respectively. There is no third-party customer that accounted for a 10% or greater share of consolidated revenues or net accounts receivable for the year ended December 31, 2020.

We have a concentration of revenues and trade receivables due from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. These concentrations of customers may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory, regional and other factors. We are potentially exposed to concentration of credit risk primarily through our accounts receivable with our Parent. These receivables have payment terms of 30 days or less, and there has been no history of collectability issues. We monitor the creditworthiness of third-party major customers. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2020 and 2019, there were no such arrangements with customers.
We have concentrated credit risk for cash by maintaining deposits in a major bank, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the bank, have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As of December 31, 2020 and 2019, we had approximately $320 million and $289 million, respectively, in cash and cash equivalents in excess of FDIC limits.

15. Commitments and Contingencies
Environmental Matters

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. For both December 31, 2020 and 2019, these costs and any related liabilities are not material.

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

16. Subsequent Event(s)
We have evaluated events that occurred after December 31, 2020 through the issuance of these consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.
Distribution
On January 20, 2021, the Board declared a cash distribution of $0.4600 per limited partner unit and $0.2363 per limited partner preferred unit for the three months ended December 31, 2020. The distribution was paid on February 12, 2021 to unitholders of record as of February 2, 2021.
Assets Held for Sale
On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline, effective March 1, 2021. The remainder of the Auger pipeline will continue to operate under the ownership of Pecten. As a result of the divestment, we expect to record an impairment charge of approximately $3 million during the first quarter of 2021.

2019 Omnibus Agreement
On February 16, 2021, pursuant to the 2019 Omnibus Agreement, the Board approved a decrease to the annual general and administrative fee for 2021 based on a change in the cost of the services provided. The annual fee for 2021 will be $10 million for the provision of certain services provided by SPLC to us.

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
Management of the Partnership assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The activities listed below have been conducted outside the United States by non-U.S. affiliates of Royal Dutch Shell plc. that may be deemed to be under common control with us. The disclosure does not relate to any activities conducted directly by us, our subsidiaries or our general partner and does not involve our or our general partner’s management.

For purposes of this disclosure, we refer to Royal Dutch Shell plc and its subsidiaries, other than us, our subsidiaries, our general partner and Shell Midstream LP Holdings LLC, as the “RDS Group.” When not specifically identified, references to actions taken by the RDS Group mean actions taken by the applicable RDS Group company. None of the payments disclosed below were made in U.S. dollars, nor are any of the balances disclosed below held in U.S. dollars; however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate.

In 2020, the RDS Group discovered a 2017 payment of $101 for a meal between a Shell employee and an employee of the National Iranian Gas Company (“NIGC”) and the NIGC employee’s wife that was not previously disclosed.

In 2020, the RDS Group also discovered payments made in 2018 of $22 for an insurance fee to Iran Insurance Company and $122 for passports/visa fees to the Consulate General of the Islamic Republic of Iran in Dubai, United Arab Emirates, neither of which were previously disclosed.

In 2020, Saba & Co. Intellectual Property s.a.l (Offshore) (“Saba & Co.”) made the following payments on behalf of the RDS Group to the Iranian Intellectual Property Office (“IIPO”): (i) $137 for trademark registration fees and (ii) $195 for filing an opposition against trademark SHELL no 139850140001082181 in Iran. In addition, Saba & Co. made payments on behalf of the RDS Group to Abardad International Law Offices of $808 for professional, translation and publication services related to our trademark registration and $1,368 for professional, translation and legalization services related to the trademark opposition matter before the IIPO. There was no gross revenue or net profit associated with these transactions.

During 2020, the RDS Group paid $7,758 for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran, and, therefore, these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,764,076 at December 31, 2020) generated non-taxable interest income of $232,115 in 2020. In addition, the RDS Group paid $5 in bank charges in 2020.

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
SPLC appointed all eight directors on our general partner’s Board. We have three directors who have been determined by the Board to be independent under the independence standards of the NYSE.
We do not have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct operations, whether through directly hiring employees or by obtaining services of personnel employed by Shell, SPLC or third parties, but we sometimes refer to these individuals as our employees because they provide services directly to us.
Directors and Executive Officers of Shell Midstream Partners GP LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board. The following table shows information for the directors and executive officers of our general partner as of February 22, 2021.

Name	Age	Position with Shell Midstream Partners GP LLC
Paul R. A. Goodfellow	55	Director, Chairman of the Board of Directors
Kevin M. Nichols (1)	53	Director, Chief Executive Officer and President
Shawn J. Carsten	54	Director, Vice President and Chief Financial Officer
Lori M. Muratta	55	Vice President, General Counsel and Secretary
Jesse C. H. Stanley (2)	36	Vice President, Operations
Steven C. Ledbetter (1)	45	Vice President, Commercial
Sean Guillory (3)	48	Vice President, Commercial
James J. Bender	64	Director
Carlos A. Fierro	59	Director
Rob L. Jones	62	Director
Anne C. Anderson (4)	51	Director
David A. Connolly (5)	46	Director
(1) Effective March 1, 2021, Kevin M. Nichols has elected to retire from his role as President, Chief Executive Officer and Director, and will be replaced by Steven C. Ledbetter.
(2) Jesse C. H. Stanley was elected as a Director effective July 22, 2020.
(3) Sean Guillory was elected to the role of Vice President, Commercial effective March 1, 2021.
(4) Anne C. Anderson was elected as a Director effective April 1, 2020.
(5) David A. Connolly was elected as a Director effective December 15, 2020.

Paul R. A. Goodfellow. Paul Goodfellow became a member of the Board on October 29, 2014. He was named Chairman of the Board on April 15, 2019. Since April 2019, Dr. Goodfellow has served as Executive Vice President Deep Water for Shell Energy Resources. Prior to this, Dr. Goodfellow served as Executive Vice President Wells for Shell International. Prior to this, Dr. Goodfellow served as Vice President United Kingdom and Ireland for Upstream International since February 2015 and as the Vice President Unconventionals US and Canada for Shell Upstream Americas from January 2013. Prior to this role, Dr. Goodfellow moved into the role of Vice President Development, Onshore in September 2009 for Upstream Americas responsible for field development planning, technical and technology functions. In July 2008, Dr. Goodfellow was named Venture Manager for North America Onshore. In August of 2003 he took up the role of Wells Manager for the Americas

Region and in 2000, Dr. Goodfellow was assigned to Shell Exploration & Production Company as the Operations Manager for Deepwater Drilling and Completions. He has worked in a variety of wells related roles throughout the Shell Group. Dr. Goodfellow worked in the mining industry in South Africa and Finland prior to joining Shell in Holland in 1991. Dr. Goodfellow is a Chartered Engineer and a member of the Institute of Mining and Metallurgy and the Society of Petroleum Engineers. Dr. Goodfellow earned a Bachelor of Engineering in Mining Engineering and a Ph.D. in Rock Mechanics from The Camborne School of Mines in the United Kingdom. We believe that Dr. Goodfellow’s extensive experience in the energy industry makes him well qualified to serve as a member of the Board.

Kevin M. Nichols. Kevin Nichols was named President and Chief Executive Officer of our general partner and elected as a member of the Board effective April 1, 2018. Mr. Nichols intends to resign from his position as President, Chief Executive Officer and Director of our general partner effective March 1, 2021. He became Vice President, Commercial of our general partner on October 29, 2014, and resigned from that role effective March 31, 2018. Prior to that, Mr. Nichols served as Vice President and General Manager, Business Development for SPLC. Mr. Nichols devotes the majority of his time to his roles at SPLC and spends time, as needed, devoted to our business and affairs. Since joining Shell in 1992, Mr. Nichols has held numerous roles of increasing responsibility in Shell, managing regions of Shell’s Retail business, and from 2008 to 2012 worked in Shell’s Downstream Strategy group in London where he set strategy for market entries and growth in Asia. Mr. Nichols earned a Bachelor of Science in Management from San Diego State University and an MBA from Rice University. We believe that Mr. Nichols’ extensive experience in the energy industry, particularly his experience in the pipeline sector, makes him well qualified to serve as an executive officer and a member of the Board.

Shawn J. Carsten. Shawn Carsten became Chief Financial Officer and Vice President of our general partner on March 1, 2017. He is a 32-year Shell executive with deep financial and operational management experience, as well as significant experience in Shell’s Upstream, Downstream and Retail businesses. Prior to his current role, Mr. Carsten served as the Downstream Controller - Americas of Equilon Enterprises LLC d/b/a Shell Oil Products US, where he was responsible for the financial results and control framework for Shell’s Downstream companies in North and South America, as well as finance operations personnel in the Americas and in Asia. Prior to his role as Controller, Mr. Carsten spent 2013 serving as the Finance Shareholding Representative for Motiva, a multi-billion dollar joint venture, where he was responsible for assessing value proposals and investment opportunities. From 2011 through 2012, Mr. Carsten served as the Finance Manager for Supply and Distribution, supporting North and South America with operational management and functional leadership for capital project development, commercial development and business performance, having served in various related capacities since 2008. Mr. Carsten holds a bachelor’s degree in Finance from the University of Colorado and a MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Carsten’s extensive experience across a wide range of energy segments, particularly his experience in financial management of domestic supply and distribution, makes him well qualified to serve as a director.
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

Jesse C. H. Stanley. Ms. Stanley became Vice President, Operations of our general partner on July 22, 2020. Ms. Stanley formerly served as the General Manager for Value Chain Integration in upstream shales for Shell, a position that she held for one year. Ms. Stanley started her career with Shell in Europe, working in lubricants operations based in Shell’s lubricants plants and refineries in the United Kingdom and Europe, a role in which she served for six years, streamlining processes for logistics and leading a series of initiatives to improve cost competitiveness. Later, Ms. Stanley was responsible for the global marketing of Shell’s automotive lubricants and led several business development efforts in that role. Before coming to the shales business in the United States, Ms. Stanley was the business advisor and group strategy manager for Shell’s EVP Strategy & Portfolio in The Hague, Netherlands. Ms. Stanley holds a Master of Arts with Honors from the University of Cambridge and a Master of Science in Management with Honors from the Stanford Graduate School of Business. The Partnership believes that Ms. Stanley's extensive experience in the energy industry, particularly her experience in the lubricants sector, makes her well qualified to serve as an executive officer.

Steven C. Ledbetter. Mr. Ledbetter became Vice President, Commercial of our general partner on April 1, 2018. Mr. Ledbetter has been appointed as President and Chief Executive Officer of our general partner and elected as a member of the Board effective March 1, 2021. Mr. Ledbetter is a 21-year Shell executive with deep financial and operational management experience. In 2018, Mr. Ledbetter was also named Vice President for SPLC, where he is responsible for business development, joint ventures, oil movements and portfolio activity. Previously, Mr. Ledbetter served as the President of Jiffy Lube International (“Jiffy Lube”), a wholly owned subsidiary of Shell. Prior to his role as President of Jiffy Lube, Mr. Ledbetter served as Director of Key Accounts for Shell’s Consumer Lubricants business for North America from 2010 to 2013, where he was responsible for large platform multi-site business development throughout North America. From 2009 to 2010, he worked as Deal Manager setting strategy and negotiating large platform deals for the route to market for the Lubricants business in North America. In 2007, Mr. Ledbetter was North American Consumer Finance Manager for the Lubricants business, where he was responsible for financial support and economic assurance of the business. In 2004, he became a member of the leadership team for Shell’s Puget Sound Refinery in Anacortes, Washington, and was accountable for finance and procurement activities of the site. From 1999 to 2004, Mr. Ledbetter held various roles in SPLC, including working in a financial support role for the business, serving as treasurer of several joint ventures and business planning and accounting. Prior to joining Shell, Mr. Ledbetter was a facility cost analyst with United States Gypsum Company based in Texas. Mr. Ledbetter holds a bachelor’s degree in Finance from Texas A&M University. The Partnership believes that Mr. Ledbetter’s extensive experience across a wide range of strategy, finance, commercial deal structuring, business transformation and business leadership makes him well qualified to serve as an executive officer.

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
Carlos A. Fierro. Carlos A. Fierro became a member of the Board January 1, 2015. Mr. Fierro is a private investor and consultant based in Washington, D.C. In addition to this Board, Mr. Fierro serves on the board of directors, audit committee and governance and compensation committee of Athabasca Oil Corporation, a Canadian energy company with a focused strategy on the development of thermal and light oil assets. From May 2016 to the present, Mr. Fierro has served as a Senior Advisor to Guggenheim Securities, the investment banking arm of Guggenheim Partners. From September 2008 through June 2013, Mr. Fierro was a Managing Director and Global Head of the Natural Resources Group of Barclays, which encompasses Barclays’ oil and gas, chemicals and metals and mining businesses. Mr. Fierro joined Barclays Capital in 2008 from Lehman Brothers, where he was the Global Head of the Natural Resources Group from January 2007 through September 2008. From September 2004 through January 2007, Mr. Fierro served as Co-Head of Mergers & Acquisitions in Europe for Lehman Brothers from a base in London. Prior to that, Mr. Fierro led Lehman Brothers’ mergers and acquisitions effort in the natural resources sector for seven years, based in New York. Throughout his banking career, Mr. Fierro participated in the development, structuring, negotiation and execution of numerous merger, acquisition, divestiture, restructuring and joint venture transactions. In the natural resources sector, these included transactions for companies involved in exploration and production, refining and marketing, oil field services, mining, pipelines, petrochemicals and coal. Prior to his banking career, Mr. Fierro practiced corporate, M&A and securities law for eleven years with Baker Botts L.L.P., where he was a partner. In his practice, Mr. Fierro devoted his time principally to oil and gas transactions, including hostile takeovers, acquisitions, divestitures, public and private debt and equity financing transactions, corporate restructurings and proxy fights. Mr. Fierro holds a Bachelors of the Arts degree from the University of Notre Dame and a Juris Doctor from Harvard University. We believe that Mr. Fierro’s extensive experience in the energy banking industry, as well as his work in mergers and acquisitions, makes him well qualified to serve as a member of the Board.

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
Anne C. Anderson. Since July 2019, Ms. Anderson has served as Vice President of the Americas organization within Shell Chemical LP (“Shell Chemical”), where she is responsible for the Americas region of Shell’s global chemicals business. Prior to that role, Ms. Anderson was Vice President of Shell’s Aviation organization from 2014 to 2019, where she successfully led Shell’s global supply organization for aviation fuels and lubricants. From 2009 to 2014, she held roles with increasing responsibility in Shell’s Trading and Supply organization, including as the General Manager of Trading and Supply for Equilon Enterprises LLC d/b/a Shell Oil Products US. Before that, Ms. Anderson served as the General Manager of the PDO (Propanediol) and Corterra™ Polymers business units in Shell Chemical from 2006 to 2009 and as a Board Member of PTT PolyCanada, a Shell Chemical joint venture, in Montreal, Quebec. Ms. Anderson started her career as a chemical engineer in manufacturing and technology at the Monsanto Company. Ms. Anderson holds a Bachelor of Science in Chemical Engineering from Florida State University and an MBA from Washington University in St. Louis. The Partnership believes that Ms. Anderson’s extensive technical and operational experience makes her well qualified to serve as a director.
David A. Connolly. Mr. Connolly is a senior finance executive with more than 20 years’ experience in the energy, resources and manufacturing businesses, working in Australia, the United Kingdom and the United States. He has experience across a broad range of businesses and a track record of accomplishment in complex transactions, mergers and acquisitions, contract management and international arbitration. Since July 2019, Mr. Connolly has served as Vice President Finance of Shell Energy America’s gas and power trading business based in Houston. Prior to that role, Mr. Connolly was Finance Director for Shell Australia’s East operating businesses from 2016 to 2019 following Royal Dutch Shell plc’s acquisition of BG Group plc (“BG Group”). Before that, Mr. Connolly was the Finance Director of BG Group Australia from 2010 to 2016 where he was responsible for all aspects of finance, contract tender board, IT and people logistic services. Prior to joining BG Group in 2010, Mr. Connolly spent 13 years at BHP working across a variety of finance and commercial roles across sectors including iron ore, oil and gas, steel manufacture and IT in Australia, the United Kingdom and the United States. Mr. Connolly holds a Bachelor of Business (Accounting) from Queensland University of Technology and is a Fellow of CPA (Australia). The Partnership believes that Mr. Connolly’s extensive financial and international experience makes him well qualified to serve as a director.

Sean Guillory. Mr. Guillory has been elected as Vice President, Commercial of our general partner effective March 1, 2021. Mr. Guillory is a 16-year Shell executive with deep commercial, operational and management experience. Mr. Guillory formerly served as the General Manager of Business Units, Joint Ventures and as a manager of business development for SPLC. Prior to this, Mr. Guillory was a Business Development lead for Gulf of Mexico deepwater pipelines and major growth projects for SPLC, where he was instrumental in the successful completion and commercial deal execution of multiple export solutions for large Gulf of Mexico deep water developments. Prior to his role in SPLC, Mr. Guillory was the Americas Category Manager for Shell’s Supply and Distribution business, where he was responsible for setting procurement and negotiation strategies supporting operational management for several sites across North and South America. Later, Mr. Guillory served as Shell Chemical’s Aromatics Supply manager, where he was accountable for operational logistics and demand management for various chemicals manufacturing sites. From 2004 to 2006, Mr. Guillory was the Business Support Manger for the Major Projects Organization at Shell’s Puget Sound Refinery in Anacortes, Washington, where he was accountable for finance, procurement and economic assurance of business activities for the site. Prior to joining Shell, Mr. Guillory served for eight years as an officer in the United States Air Force, where he was a distinguished graduate from the Air Force Reserve Officer Training Program receiving the Tulane University Award for Leadership. Mr. Guillory was a Combat Engineer leading several large teams in the completion of multiple large scale military projects in support of contingency deployment operations vital to national defense across four different continents. Mr. Guillory holds a bachelor’s degree in Mechanical Engineering from the University of New Orleans and an MBA from the University of Colorado. The Partnership believes that Mr. Guillory’s extensive experience across a wide range of strategy, commercial deal structuring and business development leadership makes him well qualified to serve as an executive officer.

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
Director Independence
Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require publicly-traded partnerships to have a majority of independent directors on the Board or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.
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
Our audit committee has reviewed and discussed the audited financial statements with management. It has also discussed with the independent auditors the matters required by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees. Our audit committee has received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant’s independence. The audit committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2020 be included in this report.

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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during 2020, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis, except that within the required ten days after becoming an officer, the Partnership did not timely file one Form 3 report for Jesse C. H. Stanley, Vice President, Operations. Ms. Stanley does not own, directly or indirectly, any securities of the Partnership. Additionally, SPLC, which, along with its affiliates, is a beneficial owner of more than 10% of our common units and all of our Series A Preferred Units, failed to file the following reports required by Section 16(a) of the Exchange Act on a timely basis, which reports have since been filed:

•Form 4 or Form 5 reporting 11,029,412 common units representing limited partner interests in us acquired by SPLC or its subsidiaries on February 6, 2018 at a price of $27.20 per common unit as reported on Form 4 filed by SPLC and its subsidiaries on April 2, 2020; and
•Form 4 or Form 5 reporting 9,477,756 common units representing limited partner interests in us acquired by SPLC or its subsidiaries on June 6, 2019 as part of an acquisition of certain assets by the Partnership as reported on Form 4 filed by SPLC and its subsidiaries on April 2, 2020.

The acquisitions of these common units by SPLC or its subsidiaries were reported to the SEC on Forms 8-K filed on February 5, 2018 and June 6, 2019, respectively.
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
Responsibility and authority for compensation-related decisions for executive officers of our general partner reside with Shell’s human resources function and the RDS Management Development Committee, as applicable. Other than compensation under our long-term incentive plan, which requires action by the Board, any such compensation decisions are not subject to any approvals by the Board or any committees thereof. Our Named Executive Officers (“NEOs”) consist of our general partner’s principal executive officer, principal financial officer, the three most highly compensated executive officers other than its principal executive officer and principal financial officer as of December 31, 2020 and one former officer who would have been one of the three executive officers in the foregoing group but for the fact that such individual was not serving as an executive officer of our general partner as of December 31, 2020 being:

•Kevin M. Nichols, Chief Executive Officer and President
•Shawn J. Carsten, Vice President and Chief Financial Officer
•Lori M. Muratta, Vice President, General Counsel and Secretary
•Jesse C. H. Stanley, Vice President, Operations
•Steven C. Ledbetter, Vice President, Commercial
•Alton G. Smith, Vice President, Operations (retired effective July 1, 2020)
Each of Mr. Nichols, Mr. Carsten, Ms. Muratta, Ms. Stanley and Mr. Ledbetter devotes, and during his tenure Mr. Smith devoted, a significant portion of his or her time to his or her roles in Shell and spends time, as needed, directly managing our business and affairs. Pursuant to the terms of the 2019 Omnibus Agreement, we pay a fixed administrative fee to SPLC, which covers, among other things, the services provided to us by our NEOs. None of Mr. Nichols, Mr. Carsten, Ms. Muratta, Ms. Stanley or Mr. Ledbetter receive, nor did Mr. Smith receive, any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we paid SPLC, we did not otherwise pay or reimburse any compensation amounts to or for them.
Summary Compensation Table
The following summarizes the total compensation paid to our NEOs for their services in relation to our business in 2020, 2019 and 2018:

Name and Principal Position (1)	Year	Salary	Bonus	Unit Awards	Option Awards	Non-Equity Incentive Compensation Plan	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kevin M. Nichols, President and Chief Executive Officer	2020 2019 2018	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Shawn J. Carsten, Vice President and Chief Financial Officer	2020 2019 2018	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Lori M. Muratta, Vice President, General Counsel and Secretary	2020 2019 2018	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Alton G. Smith, Vice President, Operations (2)	2020 2019 2018	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Jesse C. H. Stanley, Vice President, Operations (3)	2020 2019 2018	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Steven C. Ledbetter, Vice President, Commercial	2020 2019 2018	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
(1) Mr. Nichols, Mr. Carsten, Ms. Muratta, Mr. Smith, Ms. Stanley and Mr. Ledbetter devoted a significant portion of their overall working time to our business. Except for the fixed management fee we paid to SPLC under the Omnibus Agreement then in effect, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2020, 2019 or 2018.
(2) Mr. Smith retired from his position as Vice President, Operations effective as of July 1, 2020.
(3) Ms. Stanley was not an NEO in 2019 or 2018.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure
Compensation by Shell
Shell provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefit plans and arrangements, including broad based and supplemental defined contribution and defined benefit retirement plans. In addition, although our NEOs have not entered into employment agreements with Shell, Mr. Nichols has an end of employment arrangement with Shell under which he receives separation payments and benefits from Shell based on termination at the employer’s initiative or on mutually agreed terms. In the future, Shell may provide different or additional compensation components, benefits or perquisites to our NEOs.
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
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the PSP. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2020, 2019 and 2018 were immaterial.
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
Non-Employee Director Compensation Table
The following summarizes the compensation for our non-employee directors for 2020.

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
James J. Bender	$194,000	$—	$—	$—	$—	$—	$—	$194,000
Carlos A. Fierro	179,000	—	—	—	—	—	—	179,000
Rob L. Jones	194,000	—	—	—	—	—	—	194,000
Margaret C. Montana	42,500	—	—	—	—	—	—	42,500

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
Anne C. Anderson
David A. Connolly
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Shell Midstream Partners, L.P. held by beneficial owners of 5% or more of the common units, by each director, director nominee and named executive officer of our general partner and by the directors, director nominee and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 393,289,537 common units outstanding as of February 22, 2021.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Shell Pipeline Company LP (2)	269,457,304	68.5%
James J. Bender	35,000	—%
Rob L. Jones	30,000	—%
Shawn J. Carsten	15,500	—%
Lori M. Muratta (3)	15,270	—%
Kevin M. Nichols	8,500	—%
Alton G. Smith	5,000	—%
Carlos A. Fierro	3,000	—%
Anne C. Anderson	—	—%
Jesse C. H. Stanley	—	—%
Paul R. A. Goodfellow	—	—%
Steven C. Ledbetter	—	—%
David A. Connolly 1000 Main Level 12, Houston, TX 77002	—	—%
Directors and executive officers as a group (12 persons)	112,270	—%
(1) The address for all beneficial owners in this table, except as noted in the table, is 150 N. Dairy Ashford, Houston, Texas 77079.
(2) Shell Pipeline Company LP owns Shell Midstream LP Holdings LLC, which owns the common units presented above. Shell Pipeline Company LP may be deemed to beneficially own the units held by Shell Midstream LP Holdings LLC.
(3) The number of common units presented for Ms. Muratta includes 2,310 units held jointly under a retirement account in the name of Ms. Muratta’s spouse.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about all existing equity compensation plans as of December 31, 2020.

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
(1) The amounts shown represent common units available under the LTIP as of December 31, 2020. No awards have been made under the LTIP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 22, 2021, SPLC’s wholly owned subsidiary, Shell Midstream LP Holdings LLC (“LP Holdings”) owned 269,457,304 common units, representing a 68.5% limited partner interest in us. The Partnership also had 50,782,904 of Series A Preferred Units outstanding, which are entitled to receive a quarterly distribution of $0.2363 per unit and all of which are owned by LP Holdings. Prior to April 1, 2020, our general partner owned 4,761,012 general partner units representing a 2% general partner interest in us. On April 1, 2020, in connection with the closing of the April 2020 Transaction, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest. As a result, 4,761,012 general partner units and the IDRs were canceled and are no longer outstanding, and therefore, no longer participate in distributions of cash from the Partnership. See Part III, Item 10. Directors, Executive Officers and Corporate Governance – Management of Shell Midstream Partners, L.P. in this report for additional information regarding director independence.
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
Operational Stage

Distributions of available cash to our general partner and its affiliates	We generally make cash distributions to the common unitholders pro rata, including SPLC, as holder of an aggregate of 269,457,304 common units (61% of all units outstanding) and 50,782,904 preferred units (11% of all units outstanding).

Payments to our general partner and its affiliates	Pursuant to our Partnership Agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the 2019 Omnibus Agreement, we pay an annual fee, currently $11 million, to SPLC for general and administrative services. In addition, we reimburse our general partner and SPLC, as applicable, pursuant to our management agreement and operational and administrative management agreements for each of Pecten, Sand Dollar and Triton.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its non-economic general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

So long as SPLC controls our general partner, the 2019 Omnibus Agreement will remain in full force and effect. If SPLC ceases to control our general partner, either party may terminate the 2019 Omnibus Agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. During 2020 and 2019, neither we nor SPLC made any claims for indemnifications under the 2019 Omnibus Agreement. For additional information, see Note 4 — Related Party Transactions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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
In December 2017, we were assigned an operating agreement for Odyssey, whereby SPLC performs physical operations and maintenance services and provides general and administrative services for Odyssey. Odyssey is required to reimburse SPLC for costs and expenses incurred in connection with such services. Also pursuant to the agreement, SPLC and Odyssey agree to standard indemnifications as operator and asset owner, respectively.
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
Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017. Reimbursements settled in the years ended December 31, 2020, 2019 and 2018 were not material to our consolidated statements of income.
Procedures for Review, Approval or Ratification of Transactions with Related Parties
The Board has adopted a written policy for the review, approval and ratification of transactions with related persons. For the purposes of the policy, a “related person” is any director or executive officer of our general partner, any unitholder known to us to be the beneficial owner of more than 5% of our common units and any immediate family member (as defined under SEC rules) of any such person, and a “related person transaction” is generally a transaction in which we are, or our general partner or any of our subsidiaries is, a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. Transactions resolved under the conflicts provision of the Partnership Agreement are not required to be reviewed or approved under the policy.

The policy sets forth certain categories of transactions that are deemed to be pre-approved by the audit committee of the Board under the policy. After applying these categorical standards and weighing all of the facts and circumstances, the audit committee of the Board must then either approve or reject the transaction in accordance with the terms of the policy.

In accordance with the policy, a director is expected to bring to the attention of the Board any conflict or potential conflict of interest that may arise between the director or any immediate family member of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the Board, be determined by a majority of the disinterested directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services performed by our independent registered public accounting firm, Ernst & Young LLP, for 2020 and 2019.

(in millions of dollars)	2020	2019
Fees
Audit fees (1)	$3	$2
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3	$2
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
2. Financial Statement Schedules
The following financial statement schedules are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company LLC	Financial Statements as of and for the three years ended December 31, 2020 (audited)
Amberjack Pipeline Company LLC	Financial Statements as of and for the three years ended December 31, 2020 (audited)
All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
3. Exhibits
The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

SHELL MIDSTREAM PARTNERS, L.P.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	06/18/2014	333-196850
3.2	Second Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of April 1, 2020	8-K	3.1	4/2/2020	001-36710
3.3	Amended and Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	06/18/2014	333-196850
3.4	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC, dated as of November 3, 2014	8-K	3.2	11/03/2014	001-36710
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Common Unit Purchase Agreement dated February 1, 2018, between Shell Midstream Partners, L.P. and Shell Midstream LP Holdings LLC	8-K	10.1	02/05/2018	001-36710
10.2#	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/03/2014	001-36710
10.3	Zydeco Voting Agreement, dated November 3, 2014, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.5	11/03/2014	001-36710
10.4	Contribution Agreement, dated as of May 17, 2016, by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/17/2016	001-36710
10.5	Purchase and Sale Agreement, dated as of September 27, 2016, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	09/28/2016	001-36710
10.6	Shell Midstream Partners Loan Facility Agreement, dated as of February 27, 2017, between Shell Midstream Partners, L.P. and Shell Treasury Center (West) Inc.	8-K	10.1	02/27/2017	001-36710
10.7	Purchase and Sale Agreement dated as of May 4, 2017, by and among Shell Pipeline Company LP, Shell GOM Pipeline Company LLC, Shell Chemical LP, Shell Midstream Partners, L.P., Shell Midstream Operating LLC, Pecten Midstream LLC and Sand Dollar Pipeline LLC	8-K	10.1	05/05/2017	001-36710
10.8	Membership Interest Purchase Agreement, effective as of October 16, 2017, by and among Shell Midstream Operating LLC and CPB Member LLC	8-K	10.1	10/20/2017	001-36710
10.9	Purchase and Sale Agreement dated as of November 22, 2017, by and among Shell Pipeline Company LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	11/28/2017	001-36710
10.10	Shell Midstream Partners Revolving Credit Facility Agreement, dated as of December 1, 2017, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as Lender	8-K	10.1	12/05/2017	001-36710
10.11	Purchase and Sale Agreement dated May 9, 2018, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	8-K	10.1	05/14/2018	001-36710
10.12	Shell Midstream Partners, L.P. Fixed Credit Facility, dated August 1, 2018, between Shell Midstream Partners, L.P., as the as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	08/02/2018	001-36710
10.13	Shell Midstream Partners, L.P. Third Amended and Restated Credit Facility Agreement, dated as of August 1, 2018, between Shell Midstream Partners, L.P., as the as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	08/02/2018	001-36710
10.14	Omnibus Agreement dated effective February 1, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC and Shell Midstream Operating LLC	10-K	10.18	02/21/2019	001-36710
10.15	Trade Marks License Agreement dated effective February 1, 2019 by and among Shell Trademark Management Inc, Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Partners GP LLC	10-K	10.19	02/21/2019	001-36710
10.16	Contribution Agreement dated as of May 10, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Operating LLC	8-K	10.1	05/13/2019	001-36710
10.17	Shell Midstream Partners, L.P. Credit Facility, dated as of June 4, 2019, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	06/06/2019	001-36710

10.18	Revolving Loan Facility Agreement, dated as of August 6, 2019, between Zydeco Pipeline Company LLC, as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	10-Q	10.3	08/02/2019	001-36710
10.19	Purchase and Sale Agreement, dated as of February 27, 2020, by and among Shell Pipeline Company LP, Shell GOM Pipeline Company LLC, Shell Chemical LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Triton West LLC	8-K	10.1	02/28/2020	001-36710
10.20	Partnership Interests Restructuring Agreement, dated as of February 27, 2020, by and between Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC	8-K	10.2	02/28/2020	001-36710
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1*	Financial Statements of Mars Oil Pipeline Company LLC for the three years ended December 31, 2020 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
99.2*	Financial Statements of Amberjack Oil Pipeline Company LLC for the three years ended December 31, 2020 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SHELL MIDSTREAM PARTNERS, L.P.

By: Shell Midstream Partners GP LLC, its general partner

February 18, 2021	/s/ Shawn J. Carsten
Shawn J. Carsten Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 18, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Kevin M. Nichols	Director, President and Chief Executive Officer Shell Midstream Partners GP LLC (principal executive officer)
Kevin M. Nichols

/s Shawn J. Carsten	Director, Vice President and Chief Financial Officer Shell Midstream Partners GP LLC (principal accounting officer and principal financial officer)
Shawn J. Carsten

/s/ Paul R.A. Goodfellow	Chairman of the Board of Directors Shell Midstream Partners GP LLC
Paul R.A. Goodfellow

/s/ Rob L. Jones	Director Shell Midstream Partners GP LLC
Rob L. Jones

/s/ James J. Bender	Director Shell Midstream Partners GP LLC
James J. Bender

/s/ Carlos A. Fierro	Director Shell Midstream Partners GP LLC
Carlos A. Fierro

/s/ Anne C. Anderson	Director Shell Midstream Partners GP LLC
Anne C. Anderson
/s/ David A. Connolly	Director Shell Midstream Partners GP LLC
David A. Connolly