Form 10-Q
period 2021-03-31
Shell Midstream Partners, L.P.
filed 2021-04-30
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 393,289,537 common units outstanding as of April 30, 2021.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$317	$320
Accounts receivable – third parties, net	14	20
Accounts receivable – related parties	31	21
Allowance oil	14	9
Prepaid expenses	16	24
Total current assets	392	394
Equity method investments	1,007	1,013
Property, plant and equipment, net	686	699
Operating lease right-of-use assets	4	4
Other investments	2	2
Contract assets – related parties	229	233
Other assets – related parties	2	2
Total assets	$2,322	$2,347
LIABILITIES
Current liabilities
Accounts payable – third parties	$3	$5
Accounts payable – related parties	12	16
Deferred revenue – third parties	2	4
Deferred revenue – related parties	22	19
Accrued liabilities – third parties	12	10
Accrued liabilities – related parties	16	28
Total current liabilities	67	82
Noncurrent liabilities
Debt payable – related party	2,691	2,692
Operating lease liabilities	4	4
Finance lease liabilities	24	24
Deferred revenue and other unearned income	3	3
Total noncurrent liabilities	2,722	2,723
Total liabilities	2,789	2,805
Commitments and Contingencies (Note 11)
(DEFICIT) EQUITY
Preferred unitholders (50,782,904 units issued and outstanding as of both March 31, 2021 and December 31, 2020)	(1,059)	(1,059)
Common unitholders – public (123,832,233 units issued and outstanding as of both March 31, 2021 and December 31, 2020)	3,373	3,382
Common unitholder – SPLC (269,457,304 units issued and outstanding as of both March 31, 2021 and December 31, 2020)	(2,498)	(2,497)
Financing receivables – related parties	(297)	(298)
Accumulated other comprehensive loss	(9)	(9)
Total partners’ deficit	(490)	(481)
Noncontrolling interests	23	23
Total deficit	(467)	(458)
Total liabilities and deficit	$2,322	$2,347
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2021	2020

Revenue
Transportation, terminaling and storage services – third parties	$41	$31
Transportation, terminaling and storage services – related parties	78	69
Product revenue – third parties	—	—
Product revenue – related parties	6	7
Lease revenue – related parties	14	14
Total revenue	139	121
Costs and expenses
Operations and maintenance – third parties	11	14
Operations and maintenance – related parties	27	14
Cost of product sold	4	15
Impairment of fixed assets	3	—
General and administrative – third parties	2	3
General and administrative – related parties	10	12
Depreciation, amortization and accretion	13	13
Property and other taxes	5	5
Total costs and expenses	75	76
Operating income	64	45
Income from equity method investments	102	112
Other income	14	9
Investment and other income	116	121
Interest income	8	1
Interest expense	21	25
Income before income taxes	167	142
Income tax expense	—	—
Net income	167	142
Less: Net income attributable to noncontrolling interests	4	4
Net income attributable to the Partnership	$163	$138
Preferred unitholder’s interest in net income attributable to the Partnership	12	—
General partner’s interest in net income attributable to the Partnership	—	55
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$151	$83
Net income per Limited Partner Unit - Basic and Diluted:
Common - basic	$0.38	$0.36
Common - diluted	$0.37	$0.36
Distributions per Limited Partner Unit	$0.4600	$0.4600

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units - public - basic	123.8	123.8
Common units - SPLC - basic	269.5	109.5
Common units - public - diluted	123.8	123.8
Common units - SPLC - diluted	320.3	109.5
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2021	2020

Net income	$167	$142
Other comprehensive income, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—
Comprehensive income	$167	$142
Less comprehensive income attributable to:
Noncontrolling interests	4	4
Comprehensive income attributable to the Partnership	$163	$138

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020

	(in millions of dollars)
Cash flows from operating activities
Net income	$167	$142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	13	13
Amortization of contract assets - related parties	4	—
Impairment of fixed assets	3	—
Allowance oil reduction to net realizable value	—	8
Undistributed equity earnings	(5)	—
Changes in operating assets and liabilities
Accounts receivable	(4)	(3)
Allowance oil	(5)	—
Prepaid expenses and other assets	8	3
Accounts payable	(5)	(3)
Deferred revenue and other unearned income	—	2
Accrued liabilities	(10)	—
Net cash provided by operating activities	166	162
Cash flows from investing activities
Capital expenditures	(1)	(7)
Contributions to investment	(2)	—
Return of investment	12	14
Net cash provided by investing activities	9	7
Cash flows from financing activities
Distributions to noncontrolling interests	(4)	(5)
Distributions to unitholders and general partner	(173)	(162)
Prepayment fee on credit facility	(2)	—
Receipt of principal payments on financing receivables	1	—
Net cash used in financing activities	(178)	(167)
Net increase in cash and cash equivalents	(3)	2
Cash and cash equivalents at beginning of the period	320	290
Cash and cash equivalents at end of the period	$317	$292
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$1	$(4)
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$(1,059)	$3,382	$(2,497)	$(298)	$(9)	$23	$(458)
Net income	12	48	103	—	—	4	167
Distributions to unitholders	(12)	(57)	(104)	—	—	—	(173)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Principal repayments on financing receivables	—	—	—	1	—	—	1
Balance as of March 31, 2021	$(1,059)	$3,373	$(2,498)	$(297)	$(9)	$23	$(467)

	Partnership
(in millions of dollars)	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$3,450	$(203)	$(4,014)	$(8)	$26	$(749)
Net income	44	39	55	—	4	142
Distributions to unitholders and general partner	(57)	(50)	(55)	—	—	(162)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance as of March 31, 2020	$3,437	$(214)	$(4,014)	$(8)	$25	$(774)
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

Until April 1, 2020, our general partner owned an approximate 2% general partner economic interest in the Partnership, including the incentive distribution rights (“IDRs”). On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of March 31, 2021, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership. See Note 7 — (Deficit) Equity for additional details.

Description of the Business
We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of March 31, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments, and generate interest income from financing receivables on certain logistic assets. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of March 31, 2021:

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

Basis of Presentation
Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”) unless otherwise described herein. The unaudited consolidated financial statements for the three months ended March 31, 2021 and March 31, 2020 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2020 Annual Report.

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

Summary of Significant Accounting Policies
The accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2020 Annual Report. There have been no significant changes to these policies during the three months ended March 31, 2021, other than those noted below.

Recent Accounting Pronouncements

Standards Adopted as of January 1, 2021
In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity. The update will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models may result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for SEC filers, excluding smaller reporting companies. We elected to early adopt effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on our unaudited consolidated financial statements.

2. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Partnership Interests Restructuring Agreement
On February 27, 2020, we and our general partner entered into the Partnership Interests Restructuring Agreement, effective April 1, 2020, pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership.

Purchase and Sale Agreement
On February 27, 2020, we entered into the Purchase and Sale Agreement by and among Triton, SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”) and Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), effective April 1, 2020, pursuant to which we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM, and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex (the “Norco Assets”).

Omnibus Agreement
On November 3, 2014, we entered into an Omnibus Agreement with SPLC and our general partner concerning our payment of an annual general and administrative services fee to SPLC, as well as our reimbursement of certain costs incurred by SPLC on our behalf. On February 19, 2019, we, our general partner, SPLC, the Operating Company and Shell Oil Company terminated the Omnibus Agreement effective as of February 1, 2019, and we, our general partner, SPLC and the Operating Company entered into a new Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”). On February 18, 2020, pursuant to the 2019 Omnibus Agreement, the Board of Directors of our general partner (the “Board”) approved a 3% inflationary increase to the annual general and administrative fee for 2020. On February 16, 2021, pursuant to the 2019 Omnibus Agreement, the Board approved a decrease in the annual general and administrative fee to $10 million for 2021, based on a change in the cost of the services provided.

The 2019 Omnibus Agreement addresses, among other things, the following matters:

•our payment of an annual general and administrative fee of approximately $10 million for the provision of certain services by SPLC;
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

Tax Sharing Agreement
For a discussion of the Tax Sharing Agreement, see Note 4—Related Party Transactions—Tax Sharing Agreement in the Notes to Consolidated Financial Statements of our 2020 Annual Report.

Other Agreements
We have entered into several customary agreements with SPLC and Shell. These agreements include pipeline operating agreements, reimbursement agreements and services agreements. See Note 4—Related Party Transactions—Other Agreements in the Notes to Consolidated Financial Statements of our 2020 Annual Report.

Partnership Agreement
Concurrently with the execution of the Partnership Interests Restructuring Agreement, on April 1, 2020, we executed the Second Amended and Restated Partnership Agreement, which amended and restated the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014, (“First Amended and Restated Partnership Agreement”) as the same was previously amended) in its entirety. Under the Second Amended and Restated Partnership Agreement, the IDRs were eliminated, the economic general partnership interest was converted into a non-economic general partner interest, and our general partner or its assignee agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the transaction completed in April 2020, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020.

Noncontrolling Interests
For Zydeco, noncontrolling interest consists of SPLC’s 7.5% retained ownership interest as of both March 31, 2021 and December 31, 2020. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29% retained ownership interest as of both March 31, 2021 and December 31, 2020.

Other Related Party Balances
Other related party balances consist of the following:

	March 31, 2021	December 31, 2020
Accounts receivable	$31	$21
Prepaid expenses	14	22
Other assets	2	2
Contract assets (1)	229	233
Accounts payable (2)	12	16
Deferred revenue	22	19
Accrued liabilities (3)	16	28
Debt payable (4)	2,691	2,692
Finance lease liability	2	2
Financing receivables (1)	297	298
(1) Contract assets and Financing receivables were recognized in connection with the transaction completed in April 2020. Refer to the section entitled “Sale Leaseback” below for additional details. Financing receivables were presented as a component of (deficit) equity.
(2) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(3) As of March 31, 2021, Accrued liabilities reflects $12 million of accrued interest and $4 million of other accrued liabilities. As of December 31, 2020, Accrued liabilities reflects $16 million of accrued interest and $12 million of other accrued liabilities. Other accrued liabilities are primarily related to the accrued operation and maintenance expenses on the Norco Assets.
(4) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $3 million and $2 million as of March 31, 2021 and December 31, 2020, respectively.

Related Party Credit Facilities
We have entered into five credit facilities with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of the Partnership: the 2021 Ten Year Fixed Facility, the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022. Zydeco has also entered into the 2019 Zydeco Revolver with STCW. For definitions and additional information regarding these credit facilities, see Note 5 – Related Party Debt in this report and Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements of our 2020 Annual Report.

Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three months ended March 31, 2021 and March 31, 2020 is disclosed in Note 8 – Revenue Recognition.

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

	Three Months Ended March 31,
	2021	2020
Allocated operating expenses	$14	$4
Major maintenance costs (1)	1	—
Insurance expense (2)	5	5
Other (3)	7	5
Operations and maintenance – related parties	$27	$14

Allocated general corporate expenses	$5	$7
Management Agreement fee	2	2
Omnibus Agreement fee	3	3
General and administrative – related parties	$10	$12
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

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation– Expense Allocations in the Notes to Consolidated Financial Statements of our 2020 Annual Report.

Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for both the three months ended March 31, 2021 and March 31, 2020 were $2 million. Our share of defined contribution benefit plan costs for both the three months ended March 31, 2021 and March 31, 2020 were $1 million. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties in the accompanying unaudited consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Other Investments
We have equity and other investments in various entities. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 3 – Equity Method Investments for additional details.

Sale Leaseback
Pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets acquired in the transaction completed in April 2020, the Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both annual payments are subject to annual Consumer Price Index adjustments.

The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under ASC Topic 842, Leases (“the lease standard”). As a result, the transaction was treated as a financing arrangement in which the underlying assets were not recognized in property, plant and equipment of the Partnership as control of the Norco Assets did not transfer to the Partnership, and instead were recorded as financing receivables from SOPUS and Shell Chemical.

We recognize interest income on the financing receivables on the basis of an imputed interest rate of 11.1% related to SOPUS and 7.4% related to Shell Chemical. The following table shows the interest income and reduction in the financing receivables for the three months ended March 31, 2021:

Three Months Ended March 31,
2021
Interest income (1)	$8
Reduction in the financing receivables (1)	1
(1) Cash payments received for interest income and principal repayments on financing receivables were received in the same period that the interest income and principal repayment were recorded.

The transfer of the Norco Assets and the terminaling services agreements as a result of the transaction completed in April 2020 have operation and maintenance service components and major maintenance service components (together “service components”). Consistent with our operating lease arrangements, we allocate a portion of the arrangement’s transaction price to any service components within the scope of ASC Topic 606, Revenue from Contracts with Customers (“the revenue standard”) and defer the revenue, if necessary, until the point at which the performance obligation is met. We present the revenue earned from the service components under the revenue standard within Transportation, terminaling and storage services – related parties in the unaudited consolidated statements of income. See Note 8 – Revenue Recognition for additional details related to revenue recognized on the service components and amortization of the contract assets.

3. Equity Method Investments
For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	March 31, 2021		December 31, 2020
	Ownership	Investment Amount	Ownership	Investment Amount
Mattox	79.0%	$161	79.0%	$163
Amberjack – Series A / Series B	75.0% / 50.0%	376	75.0% / 50.0%	382
Mars	71.5%	153	71.5%	152
Bengal	50.0%	89	50.0%	88
Permian Basin	50.0%	82	50.0%	83
LOCAP	41.48%	14	41.48%	12
Explorer	38.59%	70	38.59%	73
Poseidon	36.0%	—	36.0%	—
Colonial	16.125%	31	16.125%	29
Proteus	10.0%	14	10.0%	14
Endymion	10.0%	17	10.0%	17
		$1,007		$1,013

For the three months ended March 31, 2021 and March 31, 2020, distributions received from equity method investments were $123 million and $135 million, respectively.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. As of March 31, 2021 and December 31, 2020, the unamortized basis differences included in our equity investments are $82 million and $84 million, respectively. For both the three months ended March 31, 2021 and March 31, 2020, the net amortization expense was $2 million, which is included in Income from equity method investments.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance, and we, therefore, suspended the equity method of accounting for this investment. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions of $14 million and $9 million, respectively, in Other income for the three months ended March 31, 2021 and March 31, 2020. Once our cumulative share of equity earnings becomes greater than the cumulative amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended March 31,
	2021	2020
Mattox (1)	$15	$—
Amberjack	29	29
Mars	29	31
Bengal	3	5
Explorer	7	14
Colonial	15	27
Other (2)	4	6
	$102	$112
(1) We acquired an interest in Mattox in April 2020. The acquisition of this interest has been accounted for prospectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Under the lease standard, the adoption date for our equity method investments followed the non-public business entity adoption date of January 1, 2020 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019. There was no material impact on the Partnership’s consolidated financial statements as a result of the adoption of the lease standard by our equity method investees.

Summarized Financial Information
The following tables present aggregated selected unaudited income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected unaudited income statement data reflects activity from the date of the acquisition.

	Three Months Ended March 31, 2021
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox	$22	$3	$19	$19
Amberjack	72	17	55	55
Mars	63	22	41	41
Bengal	13	7	6	6
Explorer	69	42	27	21
Colonial	290	133	157	97
Poseidon	42	10	32	31
Other (1)	56	32	24	23
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended March 31, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Amberjack	$76	$19	$57	$57
Mars	72	28	44	44
Bengal	17	7	10	10
Explorer	96	47	49	38
Colonial	401	163	238	169
Poseidon	33	9	24	22
Other (1)	57	27	30	25
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Capital Contributions
We make capital contributions for our pro-rata interest in Permian Basin to fund capital and other expenditures. For the three months ended March 31, 2021, we made a capital contribution of approximately $2 million. We did not make any capital contributions for the three months ended March 31, 2020.

4. Property, Plant and Equipment
Property, plant and equipment, net, consists of the following as of the dates indicated:

	Depreciable Life	March 31, 2021	December 31, 2020
Land	—	$12	$12
Building and improvements	10 - 40 years	47	47
Pipeline and equipment (1)	10 - 30 years	1,260	1,263
Other	5 - 25 years	35	34
		1,354	1,356
Accumulated depreciation and amortization (2)		(674)	(661)
		680	695
Construction in progress		6	4
Property, plant and equipment, net		$686	$699
(1) As of both March 31, 2021 and December 31, 2020, includes costs of $372 million related to assets under operating leases (as lessor). As of both March 31, 2021 and December 31, 2020, includes cost of $23 million related to assets under capital lease (as lessee).
(2) As of March 31, 2021 and December 31, 2020, includes accumulated depreciation of $150 million and $147 million, respectively, related to assets under operating leases (as lessor). As of both March 31, 2021 and December 31, 2020, includes accumulated amortization of $8 million related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for both the three months ended March 31, 2021 and March 31, 2020 was $13 million and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital (as lessee) leases.

Impairment of certain property, plant and equipment
On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline, however, this agreement was subsequently terminated. As a result of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. The remainder of the Auger pipeline will continue to operate under the ownership of Pecten. Refer to Note 12 – Subsequent Events for additional information on this divestiture.

5. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	March 31, 2021			December 31, 2020
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
2021 Ten Year Fixed Facility	$600	$600	$—	$—	$—	$—
Ten Year Fixed Facility	600	600	—	600	600	—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	—	—	—	600	600	—
2019 Zydeco Revolver	—	30	30	—	30	30
Unamortized debt issuance costs	(3)	n/a	n/a	(2)	n/a	n/a
Debt payable – related party	$2,691	$3,590	$896	$2,692	$3,590	$896

For the three months ended March 31, 2021 and March 31, 2020, interest and fee expenses associated with our borrowings, net of capitalized interest, were $21 million and $24 million, respectively. We paid $24 million and $25 million for interest, respectively, during the three months ended March 31, 2021 and March 31, 2020.

On March 16, 2021, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. No issuance fee was incurred in connection with the 2021 Ten Year Fixed Facility. The 2021 Ten Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the 2021 Ten Year Fixed Facility. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021 and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. In consideration for STCW’s consent to the early prepayment of the Five Year Fixed Facility, the Partnership incurred a fee of approximately $2 million, which was paid on March 23, 2021. The Five Year Fixed Facility automatically terminated in connection with the early prepayment.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of March 31, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,879 million, respectively. As of December 31, 2020, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,928 million, respectively.

Borrowings and repayments under our credit facilities for the three months ended March 31, 2021 and March 31, 2020 are disclosed in our unaudited consolidated statements of cash flows. See Note 7 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period. Borrowings under each of the Five Year Revolver due July 2023, the Five Year Revolver due December 2022 and the 2019 Zydeco Revolver bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus a margin or, in certain instances (including if LIBOR is discontinued) at an alternate interest rate as described in each respective revolver. Over the next few years, LIBOR will be discontinued globally, and as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and we are evaluating any potential impact on our facilities.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2020 Annual Report.

6. Accumulated Other Comprehensive Loss
For both the three months ended March 31, 2021 and March 31, 2020, we did not record any remeasurements related to the pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans.

7. (Deficit) Equity

General Partner and IDR Restructuring
Prior to April 1, 2020, our capital accounts were comprised of a 2% general partner interest and 98% limited partner interests. On April 1, 2020, in connection with the transaction completed in April 2020, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest. As a result, 4,761,012 general partner units and the IDRs were canceled and are no longer outstanding, and therefore, no longer participate in distributions of cash from the Partnership. Because the transaction was among entities under common control, our general partner’s negative equity balance of $4 billion at April 1, 2020 was transferred to SPLC’s equity accounts, allocated between its holdings of common units and preferred units, based on the relative fair value of the common units and preferred units issued as consideration in the transaction completed in April 2020.

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

At-the-Market Program
We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. During both the three months ended March 31, 2021 and March 31, 2020, we did not have any sales under this program.

Units Outstanding

Common units
The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under the Second Amended and Restated Partnership Agreement.

As of both March 31, 2021 and December 31, 2020, we had 393,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 269,457,304 common units, representing an aggregate 68.5% limited partner interest in us.

Series A Preferred Units
As of both March 31, 2021 and December 31, 2020, we had 50,782,904 preferred units outstanding. On April 1, 2020, as partial consideration for the transaction completed in April 2020, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. The Series A Preferred Units rank senior to all common units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units have voting rights, distribution rights and certain redemption rights, and are also convertible (at the option of the Partnership and at the option of the holder, in each case under certain circumstances) and are otherwise subject to the terms and conditions as set forth in the Second Amended and Restated Partnership Agreement. We classified the Series A Preferred Units as permanent equity since they are not redeemable for cash or other assets 1) at a fixed or determinable price on a fixed or determinable date; 2) at the option of the holder; or 3) upon the occurrence of an event that is not solely within the control of the issuer.

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

Distributions to our Unitholders
In connection with the transaction completed in April 2020, commencing with the quarter ended June 30, 2020, the holders of the Series A Preferred Units are entitled to cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit, payable quarterly in arrears no later than 60 days after the end of the applicable quarter. The Partnership is not entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. For the three months ended March 31, 2021, the aggregate and per unit amounts of cumulative preferred distributions paid were $12 million and $0.2363, respectively.

Under the Second Amended and Restated Partnership Agreement, our general partner or its assignee has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the transaction completed in April 2020, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020. See Note 2 — Related Party Transactions for terms of the Second Amended and Restated Partnership Agreement.

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Preferred	Common	IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2020	December 31, 2019	$57	$—	$50	$52	$3	$162	$0.4600
May 15, 2020	March 31, 2020	57	—	50	52 (2)	3 (3)	162	0.4600
August 14, 2020	June 30, 2020 (1)	57	12	104	—	—	173	0.4600
November 13, 2020	September 30, 2020 (1)	57	12	104	—	—	173	0.4600
February 12, 2021	December 31, 2020 (1)	57	12	104	—	—	173	0.4600
May 14, 2021	March 31, 2021 (1) (4)	57	12	104	—	—	173	0.4600

(1) Includes the impact of waived distributions to SPLC with respect to the transaction completed in April 2020 as described above.
(2) This amount represents the Final IDR Payment (as defined in the Partnership Interests Restructuring Agreement) to which our general partner (or its assignee) was entitled pursuant to the Partnership Interests Restructuring Agreement. Also pursuant to the Partnership Interests Restructuring Agreement, our general partner agreed (on its own behalf and on behalf of its assignees) to waive any distributions that it would otherwise be entitled to receive with respect to the newly-issued 160 million common units that it received in the transaction completed in April 2020 for the quarter in which it receives the Final IDR Payment. Our general partner is not entitled to any payments with respect to the IDRs, as they were cancelled as a part of the transaction completed in April 2020.
(3) This amount represents the final distribution payment on the 2% economic general partner interest. Our general partner is not entitled to any payments with respect to the economic general partner interest, as it was converted into a non-economic general partner interest as a part of the transaction completed in April 2020.
(4) See Note 12 — Subsequent Events for additional information.

Distributions to Noncontrolling Interests
Distributions to SPLC for its noncontrolling interest in Zydeco for the three months ended March 31, 2021 were less than $1 million and for the three months ended March 31, 2020 were $1 million. Distributions to GEL for its noncontrolling interest in Odyssey for both the three months ended March 31, 2021 and March 31, 2020 were $4 million. See Note 2 — Related Party Transactions for additional details.

8. Revenue Recognition
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended March 31,
	2021	2020
Transportation services revenue – third parties	$39	$29
Transportation services revenue – related parties (1)	44	55
Storage services revenue – third parties	2	2
Storage services revenue – related parties	2	2
Terminaling services revenue – related parties (2)	30	12
Terminaling services revenue – major maintenance service – related parties (3)	2	—
Product revenue – third parties (4)	—	—
Product revenue – related parties (4)	6	7
Total Topic 606 revenue	125	107
Lease revenue – related parties	14	14
Total revenue	$139	$121
(1) Transportation services revenue - related parties for both the three months ended March 31, 2021 and 2020 includes $1 million of non-lease service component in our transportation services contracts.
(2) Terminaling services revenue - related parties is comprised of the service components in our terminaling services contracts, including the operation and maintenance service components related to the Norco Assets in connection with the transaction completed in April 2020. See Note 2 – Related Party Transactions for additional details.
(3) Terminaling services revenue - major maintenance service - related parties is comprised of the service components related to providing required major maintenance to the Norco Assets in connection with the transaction completed in April 2020. See Note 2 – Related Party Transactions for additional details.
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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Some of these agreements were entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with initial terms of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of March 31, 2021, future minimum payments of both the lease and non-lease service components to be received under the ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$707	$111	$220	$220	$156

Terminaling services revenue - Norco Assets
In April 2020, the Partnership closed the transaction pursuant to which the Norco Assets were transferred from SOPUS and Shell Chemical to Triton. In connection with closing this transaction, Triton entered into terminaling service agreements with SOPUS and Shell Chemical related to the Norco Assets. These terminaling service agreements were entered into for an initial term of fifteen years, with the option to extend for additional five-year terms. The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under the lease standard. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets.

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

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2021	March 31, 2021
Receivables from contracts with customers – third parties	$19	$12
Receivables from contracts with customers – related parties	18	23
Contract assets - related parties	233	229
Deferred revenue – third parties	4	2
Deferred revenue – related parties (1)	19	22
(1) Deferred revenue - related parties is related to deficiency credits from certain minimum volume commitment contracts and certain components of our terminaling service contracts on the Norco Assets.

In connection with the transaction completed in April 2020, we also recorded contract assets based on the difference between the consideration allocated to the Norco Transaction and the recognized financing receivables. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. The contract assets balance is amortized in a pattern consistent with the recognition of revenue on the service components of the contract. The portion of the contract assets related to operations and maintenance is amortized on a straight-line basis over a fifteen-year period, and the portion related to major maintenance is amortized based on the ratio of actual major maintenance costs incurred to the total projected major maintenance costs over the fifteen year term. We recorded amortization as a component of Transportation, terminaling and storage services – related parties of $4 million for the three months ended March 31, 2021. We had $229 million and $233 million contract assets recognized from the costs to obtain or fulfill a contract as of March 31, 2021 and December 31, 2020, respectively.

The estimated future amortization related to the contract assets for the next five years is as follows:

	Remainder of 2021	2022	2023	2024	2025	2026
Amortization	$11	$16	$16	$17	$17	$15

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2020	Additions (1)	Reductions (2)	March 31, 2021
Deferred revenue – third parties	$4	$2	$(4)	$2
Deferred revenue – related parties	19	7	(4)	22
(1) Deferred revenue additions resulted from $6 million deficiency payments from minimum volume commitment contracts and $3 million of deferred revenue related to the major maintenance service components of our terminaling service contracts on the Norco Assets.
(2) Deferred revenue reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of March 31, 2021:

	Total	Remainder of 2021	2022	2023	2024	2025 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$457	$48	$63	$63	$57	$226
Revenue expected to be recognized on other multi-year transportation service contracts (1)	33	4	7	7	5	10
Revenue expected to be recognized on multi-year storage service contracts	26	7	10	4	5	—
Revenue expected to be recognized on multi-year terminaling service contracts (1)	323	36	48	48	48	143
Revenue expected to be recognized on multi-year operation and major maintenance terminaling service contracts(2)	1,489	80	106	106	106	1,091
	$2,328	$175	$234	$228	$221	$1,470
(1) Relates to the non-lease service components of certain of our long-term transportation and terminaling service contracts, which are accounted for as operating leases.
(2) Relates to the operation and maintenance service components and the major maintenance service components of our terminaling service contracts on the Norco Assets in connection with the transaction completed in April 2020.

As an exemption under the revenue standard, we do not disclose the amount of remaining performance obligations for contracts with an original expected duration of one year or less or for variable consideration that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

9. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Prior to April 1, 2020, the classes of participating securities included common units, general partner units and IDRs. Because we had more than one class of participating securities, we used the two-class method when calculating the net income per unit applicable to limited partners. Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. See Note 7 – (Deficit) Equity, for a discussion of the elimination of our general partner’s IDRs and 2% economic interest effective April 1, 2020. For the three months ended March 31, 2021, our Series A Preferred Units were dilutive to net income per limited partner unit. Basic and diluted net income per unit are the same for prior periods because we did not have any potentially dilutive units outstanding for those periods presented.

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

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended March 31,
	2021 (1)	2020
Net income	*	$142
Less:
Net income attributable to noncontrolling interests	*	4
Net income attributable to the Partnership	*	138
Less:
General partner’s distribution declared	*	55
Preferred unitholder’s interest in net income	*	—
Limited partners’ distribution declared on common units	*	107
Income less than distributions	*	$(24)
(1) Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. Therefore, the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit is not applicable for the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Limited Partners’ Common Units
(in millions of dollars, except per unit data)
Net income attributable to the Partnership’s common unitholders (basic)	$151
Dilutive effect of preferred units	12
Net income attributable to the Partnership’s common unitholders (diluted)	$163

Weighted average units outstanding - Basic	393.3
Dilutive effect of preferred units	50.8
Weighted average units outstanding - Diluted	444.1
Net income per limited partner unit:
Basic	$0.38
Diluted	$0.37

	Three Months Ended March 31, 2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$55	$107	$162
Distributions in excess of net income	—	(24)	(24)
Net income attributable to the Partnership	$55	$83	$138
Weighted average units outstanding:
Basic and diluted		233.3
Net income per limited partner unit:
Basic and diluted		$0.36

10. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three months ended March 31, 2021 and March 31, 2020 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

11. Commitments and Contingencies

Environmental Matters
We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of both March 31, 2021 and December 31, 2020, these costs and any related liabilities are not material.

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

12. Subsequent Events
We have evaluated events that occurred after March 31, 2021 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution
On April 21, 2021, the Board declared cash distributions of $0.4600 per limited partner common unit and $0.2363 per limited partner preferred unit for the three months ended March 31, 2021. These distributions will be paid on May 14, 2021 to unitholders of record as of May 4, 2021.

May 2021 Transaction
Effective May 1, 2021, Triton sold to SOPUS, as designee of SPLC, certain assets associated with its clean products truck rack terminal and facility in Anacortes, Washington (the “Anacortes Assets”). In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco (the “May 2021 Transaction”).

The May 2021 Transaction closed pursuant to a Sale and Purchase Agreement dated April 28, 2021 between Triton and SPLC, effective May 1, 2021 (the “May 2021 Sale and Purchase Agreement”). The May 2021 Sale and Purchase Agreement contains customary representations, warranties and covenants of Triton and SPLC. SPLC, on the one hand, and Triton, on the other hand, have agreed to indemnify each other and their respective affiliates, officers, directors and other representatives against certain losses resulting from any breach of their representations, warranties or covenants contained in the May 2021 Sale and Purchase Agreement, subject to certain limitations and survival periods.

In connection with the May 2021 Transaction, the Partnership and SPLC entered into a Termination of Voting Agreement dated April 28, 2021 and effective May 1, 2021, under which they agreed to terminate the Voting Agreement dated November 3, 2014 between the Partnership and SPLC, relating to certain governance matters for their respective direct and indirect ownership interests in Zydeco.

Auger Divestiture
On April 29, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline, effective June 1, 2021. The remainder of the Auger pipeline will continue to operate under the ownership of Pecten.

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

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes in this quarterly report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report”) and the consolidated financial statements and related notes therein. Our 2020 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with “Risk Factors” set forth in our 2020 Annual Report and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Partnership Overview
We own, operate, develop and acquire pipelines and other midstream assets and logistics assets. As of March 31, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, please see Part I, Item 1 - Business and Properties in our 2020 Annual Report.

2021 developments include:

•Auger Divestiture. On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline, however, this agreement was subsequently terminated. As a result of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. This impairment charge had no impact on CAFD. On April 29, 2021, we executed a new agreement to divest this segment of pipeline, effective June 1, 2021.

•May 2021 Transaction. Effective May 1, 2021, we closed the transaction contemplated by that certain Sale and Purchase Agreement dated April 28, 2021 between Triton and SPLC, pursuant to which Triton sold to SOPUS, as designee of SPLC, certain assets associated with its clean products truck rack terminal and facility in Anacortes, Washington (the “Anacortes Assets”). In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco.

•Credit Facilities. On March 16, 2021, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021 and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. The Five Year Fixed Facility automatically terminated in connection with the early prepayment.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and         finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments, and generate interest income from financing receivables on certain logistics assets at the Shell Norco Manufacturing Complex (the “Norco Assets”). Our revenue is generated from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. We generally do not own any of the crude oil, refinery gas or refined petroleum products we handle, nor do we engage in the trading of these commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long-term.

Anticipated 2021 impacts to net income and cash available for distribution (“CAFD”) include:

•Planned Turnarounds. Certain offshore connected producers will have planned turnarounds during 2021. We anticipate an impact of approximately $10 million to net income and CAFD from planned turnaround activity in 2021.

•Colonial Rate Case. Colonial is currently involved in a FERC rate case that, depending upon the outcome, could negatively impact our net income and CAFD.

The broader market environment for our customers was extremely challenging in 2020, and impacted worldwide demand for oil and gas and increased downward pressure on oil prices. Although we are still dealing with the continuing effects of the COVID-19 pandemic, we have seen oil prices rise to more moderate levels in the first quarter of 2021. However, the responses of oil and gas producers to the changes in both demand and price of oil and natural gas are constantly evolving and remain uncertain. The master limited partnership (“MLP”) market has also changed significantly, and capital for high growth fueled by dropdown activity continues to be constrained. We are fortunate that RDS has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and the organic growth of our business throughout 2021.

Executive Overview
Net income was $167 million and net income attributable to the Partnership was $163 million during the three months ended March 31, 2021. We generated cash from operations of $166 million. As of March 31, 2021, we had cash and cash equivalents of $317 million, total debt of $2,691 million and unused capacity under our credit facilities of $896 million.

Our 2021 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

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

The commitments under our transportation, terminaling and storage services agreements with shippers and the volumes we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. Over the past year, the COVID-19 pandemic caused significant disruptions in the U.S. economy and financial and energy markets, including substantial demand destruction in the oil and gas markets. While there has recently been a turnaround in the demand for, and price of, crude oil, refined products pipelines are continuing to experience lower demand. The situation surrounding the ongoing COVID-19 pandemic (including but not limited to, vaccination rates, infection rates and related restrictions) is constantly evolving and unpredictable and could impact the volumes running through our pipelines and terminals.

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

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. For example, our property and business interruption insurance is provided by a wholly owned subsidiary of Shell, which results in cost savings and improved coverage. Further, we, along with our Parent, started an initiative in 2020 to reduce operational costs. We expect that some of these activities, such as re-scoping and/or deferring projects, evaluating third-party service contracts and reducing the use of contractors, will directly benefit our assets and their contribution to our net income. Other activities, such as the streamlining of structure and processes at the Parent level, will result in a reduction of certain costs and fees for which we reimburse and pay SPLC. While cost effectiveness has always been a focus of the business, it is of increased importance given the current operating environment.

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

The GAAP measures most directly comparable to Adjusted EBITDA and CAFD are net income and net cash provided by operating activities. Adjusted EBITDA and CAFD should not be considered as an alternative to GAAP net income or net cash provided by operating activities. Please refer to “Results of Operations - Reconciliation of Non-GAAP Measures” for the reconciliation of GAAP measures net income and cash provided by operating activities to non-GAAP measures, Adjusted EBITDA and CAFD.

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

The definition of CAFD was updated during the second quarter of 2020 due to the closing of the transaction completed in April 2020, which resulted in part in the transfer of the Norco Assets to be accounted for as a failed sale leaseback under ASC Topic 842, Leases (the “lease standard”). As a result, the Partnership recognized financing receivables from Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”) and Shell Chemical LP (“Shell Chemical”). These assets impact CAFD since principal payments on the financing receivables are not included in net income. As a result, such principal and interest payments on the financing receivables have been included as an adjustment to CAFD since the second quarter of 2020. Also as partial consideration for the transaction completed in April 2020, SPLC received 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. The distributions on these Series A Preferred Units have been deducted from CAFD since the second quarter of 2020.

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

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics
To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields, operational impacts at producer fields and the introduction of new sources of crude oil supply affect the demand for our services from both producers and consumers. In addition, general economic, regulatory, broad market and worldwide health considerations, including the continuing effects of the COVID-19 pandemic, can also affect sourcing and demand dynamics for our services.

One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”). While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics, such as the demand destruction that resulted from the COVID-19 pandemic, as well as U.S. exports.

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

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers and to create new services or capacity arrangements that meet customer requirements. We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. For example, we are expanding the

Mars system to address growing production volumes in the Gulf of Mexico regions served by Mars. It is expected that the project will be fully operational with incremental growth volumes arriving into the Mars system in 2022. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.

Changes in Customer Contracting
We generate a portion of our revenue under long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease transportation agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. Historically, the commercial terms of these long-term transportation and storage service agreements have substantially mitigated volatility in our financial results by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business could be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms, by sustained downturns or sluggishness in commodity prices, or the economy in general (as with the significant disruptions in the U.S. economy and financial and energy markets caused by the COVID-19 pandemic), and is impacted by shifts in supply and demand dynamics, the mix of services requested by the customers of our pipelines, competition and changes in regulatory requirements affecting our operations. Our business can also be impacted by asset integrity or customer interruptions and natural disasters or other events that could lead customers or connecting carriers to invoke force majeure or other defenses to avoid contractual performance.

Two of Zydeco’s throughput and deficiency agreements (“T&D agreements”) expired in the fourth quarter of 2020. These expired contracts accounted for less than 10% of our revenue for 2020. Effective during the second quarter of 2021, we have replaced a portion of the expired volumes associated with these contracts. There are several ways in which the remaining volumes, and the associated revenue, could be replaced in the future, such as through additional re-contracting or spot shipments, the outcome of which will be dependent on market and customer dynamics.

The market environment at any given time will dictate the rates, terms and duration of agreements that shippers are willing to enter into, as well as the contracts that best satisfy the needs of our business. As we have grown and diversified our business over the past several years, we have benefited from shifting reliance away from the results of any one asset. While Zydeco continues to serve an important market, as exemplified by our purchase of the remaining 7.5% interest in Zydeco in the May 2021 Transaction, and we strive to maximize the long-term value of the system to both shippers and the pipeline, we will continue to diversify our risk across products, customers and geographies.

Changes in Commodity Prices and Customers’ Volumes
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. During 2020, the demand for, and price of, oil and natural gas decreased significantly due to the continuing effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. Although these impacts are ongoing, we have seen oil prices rise to more moderate levels in the first quarter of 2021. The current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. Indirectly, global demand for refined products and chemicals could impact our terminal operations and refined products and refinery gas pipelines, as well as our crude pipelines that feed U.S. manufacturing demand. Likewise, changes in the global market for crude oil could affect our crude oil pipeline and terminals and require expansion capital expenditures to reach growing export hubs. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity prices, decreased third-party investment in the industry, increased competition and other adverse economic factors such as the ongoing COVID-19 pandemic, which affect the exploration, production and refining industries. Although we have seen the earlier depressed demand due to the pandemic for crude oil level off, our refined products pipelines are continuing to experience demand destruction. Further, an increase in COVID-19 infection rates could have additional negative impacts on demand, such as reducing the volumes running through our pipelines and terminals. However, fixed contracts with volume minimums and demand for tanks for storage are expected to moderate any impact on our terminaling and storage service revenue.

Certain of our assets benefit from long-term fee-based arrangements and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, with the exception of the impacts of the COVID-19 pandemic, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. If crude oil prices drop to lower levels for a sustained period due to the COVID-19 pandemic or other factors, we will see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems or other unexpected events, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, invoke force majeure clauses or other defenses to avoid contractual performance or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

Our throughput volumes on our refined products pipeline systems depend primarily on the volume of refined products produced at connected refineries and the desirability of our end markets. These factors in turn are driven by refining margins, maintenance schedules and market differentials. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined products. These margins are affected by numerous factors beyond our control, including the domestic and global supply of and demand for crude oil and refined products. Our refined products pipelines are continuing to experience demand destruction in the near term due to the COVID-19 pandemic, which has resulted in a decrease in consumer demand for refined products.

Other Changes in Customers’ Volumes
Onshore crude transportation volumes were down in the three months ended March 31, 2021 (the “Current Quarter”) versus the three months ended March 31, 2020 (the “Comparable Quarter”) due to the negative impacts of the COVID-19 pandemic on production and refinery utilization in the Current Quarter relative to the Comparable Quarter. Additionally, the closure of the Convent refinery at the end of 2020 caused a significant decrease in non-mainline volumes in the Current Quarter.

Offshore crude transportation volumes were relatively flat in the Current Quarter versus the Comparable Quarter due to similar supply and demand dynamics and crude pricing in both the Current Quarter and Comparable Quarter.

Similarly, onshore terminaling and storage volumes were also relatively flat in the Current Quarter versus the Comparable Quarter.

Major Maintenance Projects
During 2020, we incurred costs related to the Bessie Heights project (“Bessie Heights”), which is a directional drill project on the Zydeco pipeline system to replace an exposed and suspended 22-inch diameter pipe in the low-lying marsh area between Bird Island and Bridge City, Texas, as well as to replace lap welded pipe below the Neches River. The majority of the spend was incurred in 2020, and any remaining spend in the first quarter of 2021 was not material.

For expected capital expenditures in 2021, refer to Capital Resources and Liquidity - Capital Expenditures and Investments.

Major Expansion Projects
We are expanding the Mars system to address growing production volumes in the Gulf of Mexico regions served by Mars. We expect definitive agreements with producers to be finalized during the second quarter of 2021. SPLC has elected to fund the installation of the equipment necessary to enable greater throughput volumes on the system, but the revenue associated with increased throughput volumes will benefit Mars. It is expected that the project will be fully operational with incremental growth volumes arriving into the Mars system in 2022.

Customers
We transport and store crude oil, refined products, natural gas and refinery gas for a broad mix of customers, including producers, refiners, marketers and traders, and are connected to other crude oil and refined products pipelines. In addition to serving directly-connected U.S. Gulf Coast markets, our crude oil and refined products pipelines have access to customers in various regions of the United States through interconnections with other major pipelines. Our customers use our transportation and storage services for a variety of reasons. Refiners typically require a secure and reliable supply of crude oil over a prolonged period of time to meet the needs of their specified refining diet and frequently enter into long-term firm transportation agreements to ensure a ready supply of a specific mix of crude oil grades, rate surety and sometimes sufficient transportation capacity over the life of the contract. Similarly, chemical sites require a secure and reliable supply of refinery gas to crackers and enter into long-term firm transportation agreements to ensure steady supply. Producers of crude oil and natural gas require the ability to deliver their product to market and frequently enter into firm transportation contracts to ensure that they will have sufficient capacity available to deliver their product to delivery points with greater market liquidity. Marketers and traders generate income from buying and selling crude oil and refined products to capitalize on price differentials over time or between markets. Our customer mix can vary over time and largely depends on the crude oil and refined products supply and demand dynamics in our markets.

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

In early 2021, PHMSA issued a revised map of the ecological High Consequence Areas (“HCAs”) in the Gulf of Mexico. This revised map expanded the ecological HCA of the Gulf of Mexico to include previously excluded dolphin and whale habitats. The HCA now encompasses most of the Gulf of Mexico. This places most liquid pipelines in the Gulf of Mexico in an HCA and subject to the assessment requirements of 49 CFR 195.452. This may impact certain operational activity such as the frequency at which certain inspections need to be performed and the types of inspections required at those intervals. The holistic impact to our business is uncertain at this time, but we expect that all companies with similar Gulf of Mexico operations will be similarly impacted.

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
On June 18, 2020, FERC issued a NOI as Docket No. RM20-14-000 regarding the five-year review of the oil pipeline rate index formula. FERC proposed a new formula of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.09% based on its review of industry data provided in the annual FERC Form 6 reports from 2014 through 2019. The NOI proposal, which would take effect in July 2021, would change the current five-year formula from PPI-FG plus 1.23%. FERC invited comments regarding its proposal and any alternative methodologies for calculating the index level, including issues such as different data trimming methodologies and whether it should reflect the effects of any cost-of-service policy changes in the calculation of the index level. Comments on the NOI were filed by multiple parties by August 17, 2020, and reply comments were filed by September 11, 2020. After reviewing the comments and reply comments by interested parties, FERC issued an order on December 17, 2020 adopting a new formula of PPI-FG plus 0.78% for the next five-year period commencing on July 1, 2021. In January 2021, multiple parties requested rehearing of this order. FERC granted rehearing on February 18, 2021 for further consideration, but no timeline was established for when FERC will act on the merits of the requests for rehearing.

On October 1, 2019, PHMSA issued three new final rules. The only rule that has a potential material impact is the rule concerning hazardous liquids, which adds a requirement to make all onshore lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. A list of the products pipelines impacted by the requirement for an HCA line to be piggable has been developed and each line is being evaluated for constructability and cost implications. Those reviews require an in depth look at line configuration and will continue throughout the year.

For more information on federal, state and local regulations affecting our business, please read Part I, Items 1 and 2, Business and Properties in our 2020 Annual Report.

Acquisition Opportunities
We may continue to pursue acquisitions of complementary assets from Shell, as well as from third parties. We also may pursue acquisitions jointly with Shell. Given the size and scope of Shell’s footprint and its significant ownership interest in us, we expect acquisitions from Shell will be a growth mechanism for the foreseeable future. However, Shell and its affiliates are under no obligation to sell or offer to sell us additional assets or to pursue acquisitions jointly with us, and we are under no obligation to buy any additional assets from them or to pursue any joint acquisitions with them. We will continue to focus our acquisition strategy on transportation and midstream assets. We believe that we would be well positioned to acquire midstream assets from Shell, as well as from third parties, should such opportunities arise. Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLPs may make it more challenging for us to fund our acquisitions with the issuance of equity in the capital markets. However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by RDS and debt. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and organic growth of our business in 2021.

Results of Operations
The following tables and discussion are a summary of our results of operations, including a reconciliation of Adjusted EBITDA and CAFD to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
Revenue	$139	$121
Costs and expenses
Operations and maintenance	38	28
Cost of product sold	4	15
Impairment of fixed assets	3	—
General and administrative	12	15
Depreciation, amortization and accretion	13	13
Property and other taxes	5	5
Total costs and expenses	75	76
Operating income	64	45
Income from equity method investments	102	112
Other income	14	9
Investment and other income	116	121
Interest income	8	1
Interest expense	21	25
Income before income taxes	167	142
Income tax expense	—	—
Net income	167	142
Less: Net income attributable to noncontrolling interests	4	4
Net income attributable to the Partnership	163	138
Preferred unitholder’s interest in net income attributable to the Partnership	12	—
General partner’s interest in net income attributable to the Partnership	—	55
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$151	$83
Adjusted EBITDA attributable to the Partnership (1)	$201	$196
Cash available for distribution attributable to the Partnership’s common unitholders (1)	$173	$170
(1) For a reconciliation of Adjusted EBITDA and CAFD attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended March 31,
Pipeline throughput (thousands of barrels per day) (1)	2021	2020
Zydeco – Mainlines	641	669
Zydeco – Other segments	18	200
Zydeco total system	659	869
Amberjack total system	332	358
Mars total system	498	537
Bengal total system	350	442
Poseidon total system	338	279
Auger total system	95	72
Delta total system	243	281
Na Kika total system	51	59
Odyssey total system	138	153
Colonial total system	1,995	2,680
Explorer total system	443	547
Mattox total system (2)	104	67
LOCAP total system	820	1,007
Other systems	518	450

Terminals (3) (4)
Lockport terminaling throughput and storage volumes	251	247

Revenue per barrel ($ per barrel)
Zydeco total system (5)	$0.47	$0.49
Amberjack total system (5)	2.43	2.36
Mars total system (5)	1.33	1.39
Bengal total system (5)	0.41	0.43
Auger total system (5)	1.69	1.46
Delta total system (5)	0.66	0.58
Na Kika total system (5)	1.06	0.97
Odyssey total system (5)	0.98	0.96
Lockport total system (6)	0.21	0.21
Mattox total system (7)	1.52	N/A (8)
(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I - Business and Properties - Our Assets and Operations in our 2020 Annual Report.
(2) The actual delivered barrels for Mattox are disclosed in the above table for the comparative periods. However, Mattox is billed by monthly minimum quantity per dedication and transportation agreements entered into in April 2020. Based on the contracted volume determined in the agreements, the thousands of barrels per day (for revenue calculation purposes) for Mattox are 154 barrels per day for the three months ended March 31, 2021.
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
(8) Mattox is billed at a fixed rate (see note above) per dedication and transportation agreements. The rates for the first quarter of 2020 are not applicable, as we only entered into these agreements in April 2020.

Reconciliation of Non-GAAP Measures
The following tables present a reconciliation of Adjusted EBITDA and CAFD to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$167	$142
Add:
Impairment of fixed assets	3	—
Allowance oil reduction to net realizable value	—	8
Depreciation, amortization and accretion	16	13
Interest income	(8)	(1)
Interest expense	21	25
Cash distributions received from equity method investments	123	135
Less:
Equity method distributions included in other income	14	9
Income from equity method investments	102	112
Adjusted EBITDA	206	201
Less:
Adjusted EBITDA attributable to noncontrolling interests	5	5
Adjusted EBITDA attributable to the Partnership	201	196
Less:
Series A Preferred Units distribution	12	—
Net interest paid by the Partnership (1)	21	24
Maintenance capex attributable to the Partnership	2	3
Add:
Principal and interest payments received on financing receivables	9	—
Net adjustments from volume deficiency payments attributable to the Partnership	(2)	1
Cash available for distribution attributable to the Partnership’s common unitholders	$173	$170
(1) Amount represents both paid and accrued interest attributable to the period.

	Three Months Ended March 31,
	2021	2020
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$166	$162
Add:
Interest income	(8)	(1)
Interest expense	21	25
Return of investment	12	14
Less:
Change in deferred revenue and other unearned income	—	2
Allowance oil reduction to net realizable value	—	8
Change in other assets and liabilities	(15)	(11)
Adjusted EBITDA	206	201
Less:
Adjusted EBITDA attributable to noncontrolling interests	5	5
Adjusted EBITDA attributable to the Partnership	201	196
Less:
Series A Preferred Units distribution	12	—
Net interest paid by the Partnership (1)	21	24
Maintenance capex attributable to the Partnership	2	3
Add:
Principal and interest payments received on financing receivables	9	—
Net adjustments from volume deficiency payments attributable to the Partnership	(2)	1
Cash available for distribution attributable to the Partnership’s common unitholders	$173	$170
(1) Amount represents both paid and accrued interest attributable to the period.

Current Quarter compared to Comparable Quarter

Revenues
Total revenue increased by $18 million in the Current Quarter as compared to the Comparable Quarter comprised of increases of $20 million attributable to terminaling services revenue, partially offset by decreases of $1 million in transportation services revenue and $1 million attributable to product revenue. Lease revenue was consistent in the Current Quarter and the Comparable Quarter.

Terminaling services revenue increased primarily due to the recognition of revenue related to the service components of the new terminaling service agreements related to the Norco Assets acquired in April 2020.

Transportation services revenue decreased primarily due to the expiration of two transportation services agreements at the end of 2020. This decrease was partially offset by more deficiency credits being used and recognized in revenue in the Current Quarter than in the Comparable Quarter.

Product revenue decreased by $1 million and relates to lower sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Quarter as compared to the Comparable Quarter.

Costs and Expenses
Total costs and expenses decreased $1 million in the Current Quarter as compared to the Comparable Quarter primarily due to a decrease of $11 million of cost of product sold and $3 million of general and administrative expenses. These decreases were partially offset by an increase of $10 million of operations and maintenance expenses and $3 million of impairment of fixed assets. Depreciation expense and property tax expense were both flat.

Cost of product sold decreased primarily as a result of a net realizable value adjustment on allowance oil inventory in the Comparable Quarter, as well as lower sales of allowance oil in the Current Quarter as compared to the Comparable Quarter.

General and administrative expenses decreased in the Current Quarter versus the Comparable Quarter primarily due to higher professional fees in the Comparable Quarter related to work performed around system implementation and the transaction completed in April 2020.

Operations and maintenance expenses increased mainly as a result of higher maintenance costs related to the Norco Assets acquired in April 2020.

Property tax expense increased as a result of the acquisition of the Norco Assets in April 2020 and was offset by changes in property tax appraisal estimates.

Investment and Other Income
Investment and other income decreased $5 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments decreased by $10 million, primarily as a result of lower earnings from Colonial and Explorer, partially offset by higher earnings from the acquisition of an interest in Mattox in April 2020. This decrease was partially offset by an increase of $5 million in Other income related to higher distributions from Poseidon in the Current Quarter.

Interest Income and Expense
Interest income was $7 million higher in the Current Quarter as compared to the Comparable Quarter mainly due to interest income related to the financing receivables recorded in connection with the Norco Assets acquired in April 2020. Interest expense decreased by $4 million due to lower interest rates in the Current Quarter versus the Comparable Quarter resulting from the ongoing effects of the COVID-19 pandemic on market interest rates.

Capital Resources and Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. However, we cannot accurately predict the effects of the continuing COVID-19 pandemic on our capital resources and liquidity due to the current significant level of uncertainty. Our liquidity as of March 31, 2021 was $1,213 million, consisting of $317 million cash and cash equivalents and $896 million of available capacity under our credit facilities.

On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement, which included the elimination of all the IDRs, the conversion of the economic general partner interest into a non-economic general partner interest and the establishment of the rights and preferences of the Series A Preferred Units in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, effective as of April 1, 2020 (the “Second Amended and Restated Partnership Agreement”). Pursuant to the Partnership Interests Restructuring Agreement, the general partner (or its assignee) has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the transaction completed in April 2020, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020. Refer to Note 3 – Acquisitions and Other Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2020 Annual Report for more details.

Credit Facility Agreements
As of March 31, 2021, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
2021 Ten Year Fixed Facility	$600	2.96%	March 16, 2031
Ten Year Fixed Facility	600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	1.21%	July 31, 2023
Five Year Revolver due December 2022	1,000	1.22%	December 1, 2022
2019 Zydeco Revolver	30	0.87%	August 6, 2024

On March 16, 2021, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021 and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. Refer to Note 5 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

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

Our weighted average interest rate for the three months ended March 31, 2021 and March 31, 2020 was 3.1% and 3.6%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of March 31, 2021 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of March 31, 2021, we were in compliance with the covenants contained in our credit facilities, and Zydeco was in compliance with the covenants contained in the 2019 Zydeco Revolver.

For definitions and additional information on our credit facilities, refer to Note 5 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements in this report and Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2020 Annual Report.

Cash Flows from Our Operations
Operating Activities. We generated $166 million in cash flow from operating activities in the Current Quarter compared to $162 million in the Comparable Quarter. The increase in cash flows was primarily driven by an increase in revenue and equity investment income related to the acquisition of the Norco Assets and an interest in Mattox, respectively, in April 2020. This increase was partially offset by lower equity investment income related to Colonial, as well as the timing of receipt of receivables and payment of accruals in 2021.

Investing Activities. Our cash flow provided by investing activities was $9 million in the Current Quarter compared to $7 million in the Comparable Quarter. The increase in cash flow provided by investing activities was primarily due to lower capital expenditures in the Current Quarter, partially offset by a contribution to investment and lower return of investment in the Current Quarter compared to the Comparable Quarter.

Financing Activities. Our cash flow used in financing activities was $178 million in the Current Quarter compared to $167 million in the Comparable Quarter. The increase in cash flow used in financing activities was primarily due to increased distributions paid to unitholders in the Current Quarter compared to the Comparable Quarter, as well as a one-time prepayment fee related to a credit facility in the Current Quarter.

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

We incurred capital expenditures and investments of $4 million and $3 million for the Current Quarter and the Comparable Quarter, respectively. The increase in capital expenditures and investments in the Current Quarter as compared to the Comparable Quarter is due to a contribution to investment in the Current Quarter, partially offset by the Zydeco pipeline exposure replacement project at Bessie Heights that was completed in 2020.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended March 31,
	2021	2020
Maintenance capital expenditures	$1	$7
Total capital expenditures paid	1	7
Increase (decrease) in accrued capital expenditures	1	(4)
Total capital expenditures incurred	2	3
Contributions to investment	2	—
Total capital expenditures and investments	$4	$3

We expect total capital expenditures and investments to be approximately $24 million for 2021, a summary of which is shown in the table below:

	Actual	Expected
	Three Months Ended March 31, 2021	Nine Months Ending December 31, 2021	Total Expected 2021 Capital Expenditures
Maintenance capital expenditures
Zydeco	$2	$8	$10
Pecten	—	1	1
Odyssey	—	5	5
Triton	—	4	4
Total maintenance capital expenditures incurred	2	18	20
Contributions to investment	2	2	4
Total capital expenditures and investments	$4	$20	$24

Expansion and Maintenance Expenditures
We do not expect to incur any expansion capital expenditures in 2021.
Zydeco’s maintenance capital expenditures for the three months ended March 31, 2021 were $2 million, primarily for an upgrade of the motor control center at Houma, as well as various maintenance projects. We expect Zydeco’s maintenance capital expenditures to be $8 million for the remainder of 2021, of which approximately $5 million is related to the upgrade of the motor control center at Houma, $2 million is related to Houma tank maintenance projects and $1 million is related to other routine maintenance projects.

Pecten’s maintenance capital expenditures for the three months ended March 31, 2021 were immaterial, and we expect Pecten’s maintenance capital expenditures to be approximately $1 million for the remainder of 2021 related to a Lockport tank maintenance project and various improvements on Delta.

Triton’s maintenance capital expenditures for the three months ended March 31, 2021 were immaterial, and we expect Triton’s maintenance capital expenditures to be approximately $4 million for the remainder of 2021. The expected 2021 spend is related to Seattle terminal dock line repair and replacement and other routine maintenance projects at the various terminals.

Odyssey’s maintenance capital expenditures for the three months ended March 31, 2021 were immaterial, and we expect Odyssey’s maintenance capital expenditures to be approximately $5 million for the remainder of 2021 related to a project at MP289C to re-route the pipeline around the platform.

We do not expect any maintenance capital expenditures for Sand Dollar in 2021.

We anticipate that capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contributions
In accordance with the Member Interest Purchase Agreement dated October 16, 2017 pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by a supermajority (75%) vote of the members. We made a capital contribution of approximately $2 million in the three months ended March 31, 2021, and expect to make approximately $2 million in additional capital contributions during the remainder of 2021.

Contractual Obligations
A summary of our contractual obligations as of March 31, 2021 is shown in the table below:

	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	More than 5 years
Operating leases for land and platform space	$7	$—	$1	$1	$5
Finance leases (1)	55	5	10	10	30
Other agreements (2)	34	6	12	12	4
Debt obligation (3)	2,694	—	894	600	1,200
Interest payments on debt (4)	513	80	147	118	168
Total	$3,303	$91	$1,064	$741	$1,407
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $23 million in interest, $24 million in principal and $8 million in executory costs.
(2) Includes a joint tariff agreement and Odyssey tie-in agreement.
(3) See Note 5 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Interest payments were calculated based on rates in effect at March 31, 2021 for variable rate borrowings.

Since December 31, 2020, there were no material changes to the obligations included in the table above outside of the ordinary course of business.

On April 1, 2020, as partial consideration for the transaction completed in April 2020, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. Our Series A Preferred Units are contractually entitled to receive cumulative quarterly distributions. For the three months ended March 31, 2021, cumulative preferred distributions paid to our Series A Preferred Unitholders were $12 million. However, subject to certain conditions, we or the holders of the Series A Preferred Units may convert the Series A Preferred Units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the Series A Preferred Units were not included in the contractual obligations table above.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Environmental Matters and Compliance Costs
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage or claims by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities. For additional information, refer to Environmental Matters, Items 1 and 2, Business and Properties in our 2020 Annual Report.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2020 Annual Report. As of March 31, 2021, there have been no significant changes to our critical accounting policies and estimates since our 2020 Annual Report was filed other than those noted below.

Recent Accounting Pronouncements
Please refer to Note 1– Description of the Business and Basis of Presentation in the Notes to the Unaudited Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and new accounting pronouncements.

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
•Costs or liabilities associated with federal, state and local laws and regulations, including those that may be implemented by the current U.S. presidential administration, relating to environmental protection and safety, including spills, releases and pipeline integrity.
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
•The factors generally described in Part I, Item 1A. Risk Factors in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The information about market risks for the three months ended March 31, 2021 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report, except as noted below.

Commodity Price Risk
With the exception of buy/sell arrangements on some of our offshore pipelines and our allowance oil retained, we do not take ownership of the crude oil or refined products that we transport and store for our customers, and we do not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.

Our long-term transportation agreements and tariffs for crude oil shipments include pipeline loss allowance (“PLA”). The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 5% of our total revenue for both the three months ended March 31, 2021 and March 31, 2020, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of both March 31, 2021 and December 31, 2020, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1 million for both the three months ended March 31, 2021 and March 31, 2020. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 5 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for further discussion of our borrowings and fair value measurements.

Other Market Risks
We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business and Outlook – Regulation” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the ordinary course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial position, results of operations or cash flows.

Information regarding legal proceedings is set forth in Note 11—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements and is incorporated herein by reference.

Item 1A. Risk Factors
Risk factors relating to us are discussed in Part I, Item 1A. Risk Factors in our 2020 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report.

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

During the first quarter of 2021, the RDS Group paid $1,355 to the Civil Aviation Organization (Iran) for the clearance of overflight permits for RDS Group aircraft over Iranian airspace. There was no gross revenue or net profit associated with these transactions. On occasion, RDS Group aircraft may be routed over Iran, and, therefore, these payments may continue in the future.

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,602,085 at March 31, 2021) generated non-taxable interest income of $58,822 in the first quarter of 2021. In addition, the RDS Group paid $1 in bank charges in the first quarter of 2021.

May 2021 Transaction
Effective May 1, 2021, Triton sold to SOPUS, as designee of SPLC, certain assets associated with its clean products truck rack terminal and facility in Anacortes, Washington (the “Anacortes Assets”). In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco (the “May 2021 Transaction”).

The May 2021 Transaction closed pursuant to a Sale and Purchase Agreement dated April 28, 2021 between Triton and SPLC, effective May 1, 2021 (the “May 2021 Sale and Purchase Agreement”). The May 2021 Sale and Purchase Agreement contains customary representations, warranties and covenants of Triton and SPLC. SPLC, on the one hand, and Triton, on the other hand, have agreed to indemnify each other and their respective affiliates, officers, directors and other representatives against certain losses resulting from any breach of their representations, warranties or covenants contained in the May 2021 Sale and Purchase Agreement, subject to certain limitations and survival periods.

In connection with the May 2021 Transaction, the Partnership and SPLC entered into a Termination of Voting Agreement dated April 28, 2021 and effective May 1, 2021 (the “Zydeco Voting Termination Agreement”), under which they agreed to terminate the Voting Agreement dated November 3, 2014 between the Partnership and SPLC, relating to certain governance matters for their respective direct and indirect ownership interests in Zydeco.

The terms of the May 2021 Transaction were approved by the Board and by the conflicts committee of the Board, which consists entirely of independent directors. The conflicts committee engaged an independent financial advisor and legal counsel to assist in its evaluation and negotiation of the May 2021 Transaction.

The foregoing descriptions of the May 2021 Sale and Purchase Agreement and the Zydeco Voting Termination Agreement are not complete and are qualified in their entirety by reference to the full text of the May 2021 Sale and Purchase Agreement and the Zydeco Voting Termination Agreement, which are filed as Exhibits 10.1 and 10.2, respectively, to this Quarterly Report and are each incorporated herein by reference.

Item 6. Exhibits
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1	Sale and Purchase Agreement, dated as of April 28, 2021, between Triton West LLC and Shell Pipeline Company LP					X
10.2	Termination of Voting Agreement, dated as of April 28, 2021, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP					X
10.3	Shell Midstream Partners, L.P. Loan Facility Agreement, dated March 16, 2021, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	03/18/2021	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2021	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)