Form 10-Q
period 2021-06-30
Shell Midstream Partners, L.P.
filed 2021-07-30
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 393,289,537 common units outstanding as of July 30, 2021.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$353	$320
Accounts receivable – third parties, net	13	20
Accounts receivable – related parties	33	21
Allowance oil	18	9
Prepaid expenses	8	24
Total current assets	425	394
Equity method investments	996	1,013
Property, plant and equipment, net	673	699
Operating lease right-of-use assets	4	4
Other investments	2	2
Contract assets – related parties	225	233
Other assets – related parties	2	2
Total assets	$2,327	$2,347
LIABILITIES
Current liabilities
Accounts payable – third parties	$7	$5
Accounts payable – related parties	14	16
Deferred revenue – third parties	—	4
Deferred revenue – related parties	18	19
Accrued liabilities – third parties	15	10
Accrued liabilities – related parties	19	28
Total current liabilities	73	82
Noncurrent liabilities
Debt payable – related party	2,691	2,692
Operating lease liabilities	4	4
Finance lease liabilities	23	24
Deferred revenue and other unearned income	3	3
Total noncurrent liabilities	2,721	2,723
Total liabilities	2,794	2,805
Commitments and Contingencies (Note 12)
(DEFICIT) EQUITY
Preferred unitholders (50,782,904 units issued and outstanding as of both June 30, 2021 and December 31, 2020)	(1,059)	(1,059)
Common unitholders – public (123,832,233 units issued and outstanding as of both June 30, 2021 and December 31, 2020)	3,363	3,382
Common unitholder – SPLC (269,457,304 units issued and outstanding as of both June 30, 2021 and December 31, 2020)	(2,468)	(2,497)
Financing receivables – related parties	(296)	(298)
Accumulated other comprehensive loss	(9)	(9)
Total partners’ deficit	(469)	(481)
Noncontrolling interests	2	23
Total deficit	(467)	(458)
Total liabilities and deficit	$2,327	$2,347
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Transportation, terminaling and storage services – third parties	$39	$27	$80	$58
Transportation, terminaling and storage services – related parties	86	77	164	146
Product revenue – related parties	9	2	15	9
Lease revenue – related parties	14	14	28	28
Total revenue	148	120	287	241
Costs and expenses
Operations and maintenance – third parties	11	10	22	24
Operations and maintenance – related parties	34	33	61	47
Cost of product sold	7	2	11	17
Impairment of fixed assets	—	—	3	—
General and administrative – third parties	1	1	3	4
General and administrative – related parties	12	15	22	27
Depreciation, amortization and accretion	12	13	25	26
Property and other taxes	6	5	11	10
Total costs and expenses	83	79	158	155
Operating income	65	41	129	86
Income from equity method investments	105	109	207	221
Other income	10	11	24	20
Investment and other income	115	120	231	241
Interest income	7	7	15	8
Interest expense	21	24	42	49
Income before income taxes	166	144	333	286
Income tax expense	—	—	—	—
Net income	166	144	333	286
Less: Net income attributable to noncontrolling interests	4	3	8	7
Net income attributable to the Partnership	$162	$141	$325	$279
Preferred unitholder’s interest in net income attributable to the Partnership	12	12	24	12
General partner’s interest in net income attributable to the Partnership	—	—	—	55
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$150	$129	$301	$212
Net income per Limited Partner Unit - Basic and Diluted:
Common - basic	$0.38	$0.33	$0.76	$0.68
Common - diluted	$0.36	$0.32	$0.73	$0.66
Distributions per Limited Partner Unit	$0.3000	$0.4600	$0.7600	$0.9200

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units - public - basic	123.8	123.8	123.8	123.8
Common units - SPLC - basic	269.5	269.5	269.5	189.5
Common units - public - diluted	123.8	123.8	123.8	123.8
Common units - SPLC - diluted	320.3	320.3	320.3	214.8
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$166	$144	$333	$286
Other comprehensive loss, net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	—
Comprehensive income	$166	$144	$333	$286
Less comprehensive income attributable to:
Noncontrolling interests	4	3	8	7
Comprehensive income attributable to the Partnership	$162	$141	$325	$279

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020

	(in millions of dollars)
Cash flows from operating activities
Net income	$333	$286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	25	26
Amortization of contract assets - related parties	8	4
Impairment of fixed assets	3	—
Allowance oil reduction to net realizable value	—	8
Undistributed equity earnings	(10)	(1)
Changes in operating assets and liabilities
Accounts receivable	(5)	(4)
Allowance oil	(9)	(1)
Prepaid expenses and other assets	16	10
Accounts payable	—	13
Deferred revenue and other unearned income	(5)	9
Accrued liabilities	(5)	4
Net cash provided by operating activities	351	354
Cash flows from investing activities
Capital expenditures	(4)	(9)
May 2021 Transaction	10	—
Contributions to investment	(3)	—
Return of investment	30	32
Auger Divestiture	2	—
Net cash provided by investing activities	35	23
Cash flows from financing activities
Payment of equity issuance costs	—	(2)
Distributions to noncontrolling interests	(7)	(9)
Distributions to unitholders and general partner	(346)	(325)
Prepayment fee on credit facility	(2)	—
Receipt of principal payments on financing receivables	2	1
Net cash used in financing activities	(353)	(335)
Net increase in cash and cash equivalents	33	42
Cash and cash equivalents at beginning of the period	320	290
Cash and cash equivalents at end of the period	$353	$332
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$1	$—
Other non-cash contributions from Parent	—	1
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$(1,059)	$3,382	$(2,497)	$(298)	$(9)	$23	$(458)
Net income	12	48	103	—	—	4	167
Distributions to unitholders	(12)	(57)	(104)	—	—	—	(173)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Principal repayments on financing receivables	—	—	—	1	—	—	1
Balance as of March 31, 2021	$(1,059)	$3,373	$(2,498)	$(297)	$(9)	$23	$(467)
Net income	12	47	103	—	—	4	166
Distributions to unitholders	(12)	(57)	(104)	—	—	—	(173)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
May 2021 Transaction	—	—	31	—	—	(22)	9
Principal repayments on financing receivables	—	—	—	1	—	—	1
Balance as of June 30, 2021	$(1,059)	$3,363	$(2,468)	$(296)	$(9)	$2	$(467)

		Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2019	$—	$3,450	$(203)	$(4,014)	$—	$(8)	$26	$(749)
Net income	—	44	39	55	—	—	4	142
Distributions to unitholders and general partner	—	(57)	(50)	(55)	—	—	—	(162)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance as of March 31, 2020	$—	$3,437	$(214)	$(4,014)	$—	$(8)	$25	$(774)
Net income	12	41	88	—	—	—	3	144
Other contributions from Parent	—	—	1	—	—	—	—	1
Distributions to unitholders and general partner	—	(57)	(51)	(55)	—	—	—	(163)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Principal repayments on financing receivables	—	—	—	—	1	—	—	1
April 2020 Transaction	(1,071)	—	(2,280)	4,069	(302)	—	—	416
Balance as of June 30, 2020	$(1,059)	$3,421	$(2,456)	$—	$(301)	$(8)	$24	$(379)
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars.

1. Description of the Business and Basis of Presentation
Shell Midstream Partners, L.P. (“we,” “us,” “our,” “SHLX” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets purchased from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (“Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “RDS,” “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

Until April 1, 2020, our general partner owned an approximate 2% general partner economic interest in the Partnership, including the incentive distribution rights (“IDRs”). On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. As of June 30, 2021, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units), as well as 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership. See Note 2 — Acquisitions and Other Transactions and Note 8 — (Deficit) Equity for additional details.

Description of the Business
We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of June 30, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments, and generate interest income from financing receivables on certain logistic assets. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of June 30, 2021:

SHLX Ownership
Pecten Midstream LLC (“Pecten”)	100.0%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%
Triton West LLC (“Triton”)	100.0%
Zydeco Pipeline Company LLC (“Zydeco”) (1)	100.0%
Mattox Pipeline Company LLC (“Mattox”)	79.0%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%
Bengal Pipeline Company LLC (“Bengal”)	50.0%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%
LOCAP LLC (“LOCAP”)	41.48%
Explorer Pipeline Company (“Explorer”)	38.59%
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%
Colonial Enterprises, Inc. (“Colonial”)	16.125%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%
(1) Prior to May 1, 2021, we owned a 92.5% ownership interest in Zydeco and SPLC owned the remaining 7.5% ownership interest. Effective May 1, 2021, SPLC transferred its 7.5% ownership interest to us as part of the May 2021 Transaction. Refer to Note 2 —Acquisitions and Other Transactions for additional information.

Basis of Presentation
Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”) unless otherwise described herein. The unaudited consolidated financial statements for the three and six months ended June 30, 2021 and June 30, 2020 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2020 Annual Report.

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

Summary of Significant Accounting Policies
The accounting policies are set forth in Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2020 Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2021, other than those noted below.

Reclassifications
Certain amounts for the three and six months ended June 30, 2020 have been reclassified for consistency with current presentation. These reclassifications had no effect on the reported net income.

Recent Accounting Pronouncements

Standards Adopted as of January 1, 2021
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity. The update will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models may result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for SEC filers, excluding smaller reporting companies. We elected to early adopt effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on our unaudited consolidated financial statements.
2. Acquisitions and Other Transactions

May 2021 Transaction
Effective May 1, 2021, Triton sold to Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), as designee of SPLC, substantially all of the assets associated with its clean products truck rack terminal and facility in Anacortes, Washington (the “Anacortes Assets”). In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco (the “May 2021 Transaction”). Effective May 1, 2021, the Partnership owns a 100.0% ownership interest in Zydeco.
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

Auger Divestiture
On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline; however, this agreement was subsequently terminated. As a result of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. On April 29, 2021, we executed a new agreement to divest this segment of pipeline, effective June 1, 2021. We received approximately $2 million in cash consideration for this sale. The remainder of the Auger pipeline continues to operate under the ownership of Pecten.

April 2020 Transaction
On April 1, 2020, we closed the following transactions (together referred to as the “April 2020 Transaction”):

•Pursuant to a Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) between the Partnership and Triton, SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”) and SOPUS, we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM (the “Mattox Transaction”), and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana (such assets, the “Norco Assets,” and such transaction, the “Norco Transaction”); and

•Simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). Our general partner or its assignee also agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for each of four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021.

As consideration for the April 2020 Transaction, the Partnership issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per unit, plus 160,000,000 newly-issued common units. Certain third-party fair value appraisals were performed to determine the fair value of the total consideration, as well as the fair values of each of the Mattox Transaction, the Norco Transaction and the GP/IDR Restructuring, as of April 1, 2020. Because the components of the April 2020 Transaction were entered in contemplation of each other and were transactions among entities under common control, the fair values of the April 2020 Transaction were used solely for the purpose of allocating a portion of the consideration on a relative fair value basis to the Norco Transaction.

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

Mattox Transaction
We acquired 79% of the issued and outstanding membership interests in Mattox from SGOM. The acquisition was accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As a result of the Mattox Transaction, we have significant influence, but not control, over Mattox and account for this investment as an equity method investment. As such, we recorded the acquired equity interests in Mattox at SGOM’s historical carrying value of $174 million, which is included in Equity method investments in our consolidated balance sheet as of June 30, 2021. See Note 4 —Equity Method Investments for additional details.

Norco Transaction
SOPUS and Shell Chemical transferred certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure, to Triton, as a designee of the Partnership. The Partnership is treated for accounting purposes as simultaneously leasing the Norco Assets back to SOPUS and Shell Chemical pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling services agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both payments are subject to annual Consumer Price Index adjustments.

The transfer of the Norco Assets combined with the terminaling services agreements were accounted for as a failed sale leaseback under ASC Topic 842, Leases (“the lease standard”), as control of the assets did not transfer to the Partnership. As a result, the transaction was treated as a financing arrangement. As the Norco Transaction was entered into simultaneously and in contemplation of the Mattox Transaction and the GP/IDR Restructuring components, we allocated $546 million of the fair value of the consideration of the April 2020 Transaction to the Norco Transaction based on its relative stand-alone fair value to the other components of the April 2020 Transaction. From this amount, we recorded financing receivables of $302 million, based on the fair value of the Norco Assets’ property, plant and equipment transferred from SOPUS and Shell Chemical, using a combination of market and cost valuation approaches. The financing receivables were recorded as the fair value of property, plant and equipment because the annual payments received by the Partnership are directly related to the lease of the property, plant and equipment of the Norco Assets. Since the financing receivables from SOPUS and Shell Chemical arose from transactions involving the issuance of the Partnership’s common and preferred units, the financing receivables are presented as a component of (deficit) equity and not as assets on the balance sheet.

As of April 1, 2020, we also recorded contract assets in the amount of $244 million, which represent the difference between the allocated fair value of the Norco Transaction of $546 million and the recognized financing receivables of $302 million. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. See Note 9 — Revenue Recognition for additional details.

The amount of contract assets recognized was dependent on the allocated fair value of the consideration to the Norco Transaction, which was determined using the fair values of the consideration transferred and the fair values of each of the three components of the April 2020 Transaction. The newly-issued common units were valued using a market approach based on the market opening price of the Partnership’s common units as of April 1, 2020, less a discount for the waiver described above and a marketability discount. The Series A Preferred Units were valued using an income approach based on a trinomial lattice model. Further, the fair values of the three components of the April 2020 Transaction were determined using an income approach of discounted cash flows at an average discount rate for each of the Mattox Transaction, the Norco Transaction and the GP/IDR Restructuring components of 14%, 11% and 20%, respectively.

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

Upon the closing of the April 2020 Transaction, the Partnership had 393,289,537 common units outstanding, of which SPLC’s wholly owned subsidiary, Shell Midstream LP Holdings LLC (“LP Holdings”), owned 269,457,304 common units in the Partnership, representing an aggregate 68.5% limited partner interest. The Partnership also had 50,782,904 of Series A Preferred Units outstanding, which are entitled to receive a quarterly distribution of $0.2363 per unit and all of which are owned by LP Holdings. See Note 8 — (Deficit) Equity for additional details.

3. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control.

Partnership Interests Restructuring Agreement
On February 27, 2020, we and our general partner entered into the Partnership Interests Restructuring Agreement, effective April 1, 2020, pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. Refer to Note 2 —Acquisitions and Other Transactions for additional information.

Purchase and Sale Agreement
On February 27, 2020, we entered into the Purchase and Sale Agreement by and among Triton, SPLC, SGOM, Shell Chemical and SOPUS, effective April 1, 2020, pursuant to which we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM, and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, the Norco Assets.

Omnibus Agreement
We, our general partner, SPLC and the Operating Company entered into an Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”). On February 16, 2021, pursuant to the 2019 Omnibus Agreement, the Board of Directors of our general partner (the “Board”) approved a decrease in the annual general and administrative fee to $10 million for 2021, based on a change in the cost of the services provided.

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

Partnership Agreement
Concurrently with the execution of the Partnership Interests Restructuring Agreement, on April 1, 2020, we executed the Second Amended and Restated Partnership Agreement, which amended and restated the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014 (“First Amended and Restated Partnership Agreement”), as the same was previously amended) in its entirety. Under the Second Amended and Restated Partnership Agreement, the IDRs were eliminated, the economic general partnership interest was converted into a non-economic general partner interest, and our general partner or its assignee agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021.

Noncontrolling Interests
For Zydeco, there is no noncontrolling interest as of June 30, 2021 as a result of the May 2021 Transaction. Refer to Note 2 — Acquisitions and Other Transactions for additional information. The noncontrolling interest for Zydeco consists of SPLC’s 7.5% retained ownership interest as of December 31, 2020. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29% retained ownership interest as of both June 30, 2021 and December 31, 2020.

Other Related Party Balances
Other related party balances consist of the following:

	June 30, 2021	December 31, 2020
Accounts receivable	$33	$21
Prepaid expenses	7	22
Other assets	2	2
Contract assets (1)	225	233
Accounts payable (2)	14	16
Deferred revenue	18	19
Accrued liabilities (3)	19	28
Debt payable (4)	2,691	2,692
Finance lease liability	2	2
Financing receivables (1)	296	298
(1) Contract assets and Financing receivables were recognized in connection with the April 2020 Transaction. Refer to the section entitled “Sale Leaseback” below for additional details. Financing receivables were presented as a component of (deficit) equity.
(2) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(3) As of June 30, 2021, Accrued liabilities reflects $14 million of accrued interest and $5 million of other accrued liabilities. As of December 31, 2020, Accrued liabilities reflects $16 million of accrued interest and $12 million of other accrued liabilities. Other accrued liabilities are primarily related to the accrued operations and maintenance expenses on the Norco Assets.
(4) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $3 million and $2 million as of June 30, 2021 and December 31, 2020, respectively.

Related Party Credit Facilities
We have entered into five credit facilities with Shell Treasury Center (West) Inc. (“STCW”), an affiliate of the Partnership: the 2021 Ten Year Fixed Facility, the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022. On June 30, 2021, Zydeco entered into a termination of revolving loan facility agreement with STCW to terminate the 2019 Zydeco Revolver. For definitions and additional information regarding these credit facilities, see Note 6 – Related Party Debt in this report and Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements of our 2020 Annual Report.

Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three and six months ended June 30, 2021 and June 30, 2020 is disclosed in Note 9 – Revenue Recognition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (4)	2021	2020 (4)
Allocated operating expenses	$13	$16	$27	$20
Major maintenance costs (1)	2	3	3	3
Insurance expense (2)	5	5	10	10
Other (3)	14	9	21	14
Operations and maintenance – related parties	$34	$33	$61	$47

Allocated general corporate expenses	$7	$10	$12	$17
Management Agreement fee	3	3	5	5
Omnibus Agreement fee	2	2	5	5
General and administrative – related parties	$12	$15	$22	$27
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
(4) Certain amounts for the three and six months ended June 30, 2020 have been reclassified for consistency with current presentation. These reclassifications had no effect on the reported net income.

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation– Expense Allocations in the Notes to Consolidated Financial Statements of our 2020 Annual Report.

Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2021 were $1 million and $3 million, respectively, and for the three and six months ended June 30, 2020 were $1 million and $3 million, respectively. Our share of defined contribution benefit plan costs for the three and six months ended June 30, 2021 were less than $1 million and $1 million, respectively, and for the three and six months ended June 30, 2020 were less than $1 million and $1 million, respectively. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties in the accompanying unaudited consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Other Investments
We have equity and other investments in various entities. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 4 – Equity Method Investments for additional details.

Severance
Severance expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations. For both the three and six months ended June 30, 2021, these costs were not material. For both the three and six months ended June 30, 2020, we recorded voluntary and involuntary severance costs of $5 million.

Sale Leaseback
Pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets acquired in the April 2020 Transaction, the Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both annual payments are subject to annual Consumer Price Index adjustments.

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

We recognize interest income on the financing receivables on the basis of an imputed interest rate of 11.1% related to SOPUS and 7.4% related to Shell Chemical. The following table shows the interest income and reduction in the financing receivables for the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$7	$7	$15	$7
Reduction in the financing receivables	1	1	2	1
Cash payments for interest income	7	5	15	5
Cash payments on principal of the financing receivables	1	1	2	1

The transfer of the Norco Assets and the terminaling services agreements as a result of the April 2020 Transaction have operation and maintenance service components and major maintenance service components (together “service components”). Consistent with our operating lease arrangements, we allocate a portion of the arrangement’s transaction price to any service components within the scope of ASC Topic 606, Revenue from Contracts with Customers (“the revenue standard”) and defer the revenue, if necessary, until the point at which the performance obligation is met. We present the revenue earned from the service components under the revenue standard within Transportation, terminaling and storage services – related parties in the unaudited consolidated statements of income. See Note 9 – Revenue Recognition for additional details related to revenue recognized on the service components and amortization of the contract assets.

4. Equity Method Investments
For each of the following investments, we have the ability to exercise significant influence over these investments based on certain governance provisions and our participation in the significant activities and decisions that impact the management and economic performance of the investments.

Equity method investments comprise the following as of the dates indicated:

	June 30, 2021		December 31, 2020
	Ownership	Investment Amount	Ownership	Investment Amount
Mattox	79.0%	$160	79.0%	$163
Amberjack – Series A / Series B	75.0% / 50.0%	367	75.0% / 50.0%	382
Mars	71.5%	149	71.5%	152
Bengal	50.0%	86	50.0%	88
Permian Basin	50.0%	82	50.0%	83
LOCAP	41.48%	15	41.48%	12
Explorer	38.59%	69	38.59%	73
Poseidon	36.0%	—	36.0%	—
Colonial	16.125%	38	16.125%	29
Proteus	10.0%	13	10.0%	14
Endymion	10.0%	17	10.0%	17
		$996		$1,013

For the three and six months ended June 30, 2021, distributions received from equity method investments were $128 million and $251 million, respectively. For the three and six months ended June 30, 2020, distributions received from equity method investments were $135 million and $270 million, respectively.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. The amortization is included in Income from equity method investments. As of June 30, 2021 and December 31, 2020, the unamortized basis differences included in our equity investments were $80 million and $84 million, respectively. For the three and six months ended June 30, 2021, the net amortization expense was $2 million and $4 million, and for the three and six months ended June 30, 2020, the net amortization expense was $2 million and $4 million, respectively.

During the first quarter of 2018, the investment amount for Poseidon was reduced to zero due to distributions received that were in excess of our investment balance, and we, therefore, suspended the equity method of accounting for this investment. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions in Other income of $10 million and $24 million for the three and six months ended June 30, 2021, respectively, and $9 million and $18 million for the three and six months ended June 30, 2020, respectively. Once our cumulative share of equity earnings becomes greater than the cumulative amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Mattox (1)	$15	$15	$30	$15
Amberjack	26	29	55	58
Mars	25	28	54	59
Bengal	2	4	5	9
Explorer	26	10	33	24
Colonial	7	18	22	45
Other (2)	4	5	8	11
	$105	$109	$207	$221
(1) We acquired an interest in Mattox in April 2020. The acquisition of this interest has been accounted for prospectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Effective June 4, 2021, Amberjack executed an agreement to divest a small segment of the Amberjack pipeline that is no longer utilized nor deemed a material component in the operation of the pipeline. As a result of the divestment, Amberjack recorded an impairment charge of approximately $4 million during the three months ended June 30, 2021. Our share of approximately $3 million will impact our Income from equity method investments in our unaudited consolidated statements of income. The remainder of the Amberjack pipeline will continue to operate under its current ownership structure.

On June 18, 2021, the board of directors of Colonial elected not to declare a dividend for the three months ended June 30, 2021.

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

	Three Months Ended June 30, 2021
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox	$22	$3	$19	$19
Amberjack	70	19	51	50
Mars	58	22	36	36
Bengal	12	8	4	4
Explorer	139	51	88	67
Colonial	306	209	97	45
Poseidon	34	9	25	24
Other (1)	53	30	23	21
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2021
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox	$44	$6	$38	$38
Amberjack	142	36	106	105
Mars	121	44	77	77
Bengal	25	15	10	10
Explorer	208	93	115	88
Colonial	596	342	254	142
Poseidon	76	19	57	55
Other (1)	109	62	47	44
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended June 30, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox (1)	$22	$3	$19	$19
Amberjack	74	17	57	56
Mars	61	21	40	40
Bengal	15	8	7	7
Explorer	80	43	37	28
Colonial	348	166	182	116
Poseidon	30	8	22	20
Other (2)	57	29	28	23
(1) Our interest in Mattox was acquired on April 1, 2020.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox (1)	$22	$3	$19	$19
Amberjack	150	36	114	113
Mars	133	49	84	84
Bengal	32	15	17	17
Explorer	176	90	86	66
Colonial	749	329	420	285
Poseidon	63	17	46	42
Other (2)	114	56	58	48
(1) Our interest in Mattox was acquired on April 1, 2020. Mattox’s total revenues, total operating expenses and operating income (on a 100% basis) for the six months ended June 30, 2020 were $40 million, $6 million and $34 million, respectively.
(2) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

Capital Contributions
We make capital contributions for our pro-rata interest in Permian Basin to fund capital and other expenditures. For the three and six months ended June 30, 2021, we made capital contributions of approximately $1 million and $3 million, respectively. We did not make any capital contributions during the three and six months ended June 30, 2020.

5. Property, Plant and Equipment
Property, plant and equipment, net, consists of the following as of the dates indicated:

	Depreciable Life	June 30, 2021	December 31, 2020
Land	—	$12	$12
Building and improvements	10 - 40 years	46	47
Pipeline and equipment (1)	10 - 30 years	1,239	1,263
Other	5 - 25 years	35	34
		1,332	1,356
Accumulated depreciation and amortization (2)		(666)	(661)
		666	695
Construction in progress		7	4
Property, plant and equipment, net		$673	$699
(1) As of both June 30, 2021 and December 31, 2020, includes costs of $365 million and $372 million, respectively, related to assets under operating leases (as lessor). As of both June 30, 2021 and December 31, 2020, includes cost of $23 million related to assets under capital lease (as lessee).
(2) As of June 30, 2021 and December 31, 2020, includes accumulated depreciation of $148 million and $147 million, respectively, related to assets under operating leases (as lessor). As of both June 30, 2021 and December 31, 2020, includes accumulated amortization of $9 million and $8 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2021 was $12 million and $25 million, respectively, and for the three and six months ended June 30, 2020 was $13 million and $26 million, respectively, and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital (as lessee) leases.

May 2021 Transaction
Effective May 1, 2021, Triton sold to SOPUS, as designee of SPLC, the Anacortes Assets. In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco. Effective May 1, 2021, the Partnership owns a 100.0% ownership interest in Zydeco. Refer to Note 2 – Acquisitions and Other Transactions for additional information on this transaction.
Auger Divestiture
On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline; however, this agreement was subsequently terminated. As a result of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. On April 29, 2021, we executed a new agreement to divest this segment of pipeline, effective June 1, 2021. We received approximately $2 million in cash consideration for this sale. The remainder of the Auger pipeline will continue to operate under the ownership of Pecten. Refer to Note 2 – Acquisitions and Other Transactions for additional information on this divestiture.

6. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	June 30, 2021			December 31, 2020
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
2021 Ten Year Fixed Facility	$600	$600	$—	$—	$—	$—
Ten Year Fixed Facility	600	600	—	600	600	—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	400	1,000	600	400	1,000	600
Five Year Fixed Facility	—	—	—	600	600	—
2019 Zydeco Revolver (1)	—	—	—	—	30	30
Unamortized debt issuance costs	(3)	n/a	n/a	(2)	n/a	n/a
Debt payable – related party	$2,691	$3,560	$866	$2,692	$3,590	$896
(1) The 2019 Zydeco Revolver was terminated effective June 30, 2021. See below for additional information.

For the three and six months ended June 30, 2021, interest and fee expenses associated with our borrowings, net of capitalized interest, were $20 million and $41 million, respectively, and for the three and six months ended June 30, 2020, interest and fee expenses associated with our borrowings, net of capitalized interest, were $23 million and $47 million, respectively. We paid $17 million and $41 million for interest, respectively, during the three and six months ended June 30, 2021, and we paid $24 million and $49 million for interest, respectively, during the three and six ended June 30, 2020.

On June 30, 2021, Zydeco entered into a termination of revolving loan facility agreement with STCW to terminate the 2019 Zydeco Revolver. Zydeco has not borrowed any funds under this facility, and therefore, no further obligations exist.

On March 16, 2021, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. No issuance fee was incurred in connection with the 2021 Ten Year Fixed Facility. The 2021 Ten Year Fixed Facility contains customary representations, warranties, covenants and events of default, the occurrence of which would permit the lender to accelerate the maturity date of amounts borrowed under the 2021 Ten Year Fixed Facility. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021, and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. In consideration for STCW’s consent to the early prepayment of the Five Year Fixed Facility, the Partnership incurred a fee of approximately $2 million, which was paid on March 23, 2021. The Five Year Fixed Facility automatically terminated in connection with the early prepayment.

Borrowings under our revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of June 30, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,898 million, respectively. As of December 31, 2020, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,928 million, respectively.

Borrowings and repayments under our credit facilities for the six months ended June 30, 2021 and June 30, 2020 are disclosed in our unaudited consolidated statements of cash flows. See Note 8 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period. Borrowings under each of the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022 bear interest at the three-month London Interbank Offered Rate (“LIBOR”) plus a margin or, in certain instances (including if LIBOR is discontinued) at an alternate interest rate as described in each respective revolver. Over the next few years, LIBOR will be discontinued globally, and, as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and we are evaluating any potential impact on our facilities.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2020 Annual Report.

7. Accumulated Other Comprehensive Loss
For both the three and six months ended June 30, 2021, we recorded remeasurements losses of less than $1 million related to the pension and other post-retirement benefits provided by Explorer and Colonial to their employees. For both the three and six months ended June 30, 2020, we did not record any remeasurements losses related to the pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans.

8. (Deficit) Equity

General Partner and IDR Restructuring
Prior to April 1, 2020, our capital accounts were comprised of a 2% general partner interest and 98% limited partner interests. On April 1, 2020, in connection with the April 2020 Transaction, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest. As a result, 4,761,012 general partner units and the IDRs were canceled and are no longer outstanding, and therefore, no longer participate in distributions of cash from the Partnership. Because the transaction was among entities under common control, our general partner’s negative equity balance of $4 billion at April 1, 2020 was transferred to SPLC’s equity accounts, allocated between its holdings of common units and preferred units, based on the relative fair value of the common units and preferred units issued as consideration in the April 2020 Transaction.

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

At-the-Market Program
We have an “at-the-market” equity distribution program pursuant to which we may issue and sell common units for up to $300 million in gross proceeds. During both the six months ended June 30, 2021 and June 30, 2020, we did not have any sales under this program.

Units Outstanding

Common units
The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under the Second Amended and Restated Partnership Agreement.

As of both June 30, 2021 and December 31, 2020, we had 393,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 269,457,304 common units, representing an aggregate 68.5% limited partner interest in us.

Series A Preferred Units
As of both June 30, 2021 and December 31, 2020, we had 50,782,904 preferred units outstanding. On April 1, 2020, as partial consideration for the April 2020 Transaction, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. The Series A Preferred Units rank senior to all common units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units have voting rights, distribution rights and certain redemption rights, and are also convertible (at the option of the Partnership and at the option of the holder, in each case under certain circumstances) and are otherwise subject to the terms and conditions as set forth in the Second Amended and Restated Partnership Agreement. We classified the Series A Preferred Units as permanent equity since they are not redeemable for cash or other assets 1) at a fixed or determinable price on a fixed or determinable date; 2) at the option of the holder; or 3) upon the occurrence of an event that is not solely within the control of the issuer.

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

Distributions to our Unitholders
In connection with the April 2020 Transaction, commencing with the quarter ended June 30, 2020, the holders of the Series A Preferred Units are entitled to cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit, payable quarterly in arrears no later than 60 days after the end of the applicable quarter. The Partnership is not entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. For the three and six months ended June 30, 2021, the aggregate amounts of cumulative preferred distributions paid were $12 million and $24 million, respectively, and the per unit amount for the three and six months ended June 30, 2021 was $0.2363 and $0.4726, respectively.

Under the Second Amended and Restated Partnership Agreement, our general partner or its assignee has agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021. See Note 3 — Related Party Transactions for terms of the Second Amended and Restated Partnership Agreement.

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC	General Partner			Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Preferred	Common	IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2020	December 31, 2019	$57	$—	$50	$52	$3	$162	$0.4600
May 15, 2020	March 31, 2020	57	—	50	52 (2)	3 (3)	162	0.4600
August 14, 2020	June 30, 2020 (1)	57	12	104	—	—	173	0.4600
November 13, 2020	September 30, 2020 (1)	57	12	104	—	—	173	0.4600
February 12, 2021	December 31, 2020 (1)	57	12	104	—	—	173	0.4600
May 14, 2021	March 31, 2021 (1)	57	12	104	—	—	173	0.4600
August 13, 2021	June 30, 2021 (4)	37	12	81	—	—	130	0.3000
(1) Includes the impact of waived distributions to SPLC with respect to the April 2020 Transaction as described above.
(2) This amount represents the Final IDR Payment (as defined in the Partnership Interests Restructuring Agreement) to which our general partner (or its assignee) was entitled pursuant to the Partnership Interests Restructuring Agreement. Also pursuant to the Partnership Interests Restructuring Agreement, our general partner agreed (on its own behalf and on behalf of its assignees) to waive any distributions that it would otherwise be entitled to receive with respect to the newly-issued 160 million common units that it received in the April 2020 Transaction for the quarter in which it receives the Final IDR Payment. Our general partner is not entitled to any payments with respect to the IDRs, as they were cancelled as a part of the April 2020 Transaction.
(3) This amount represents the final distribution payment on the 2% economic general partner interest. Our general partner is not entitled to any payments with respect to the economic general partner interest, as it was converted into a non-economic general partner interest as a part of the April 2020 Transaction.
(4) See Note 13 — Subsequent Events for additional information.

Distributions to Noncontrolling Interests
There was no distribution to SPLC for its noncontrolling interest in Zydeco for the three months ended June 30, 2021 as a result of the May 2021 Transaction. Refer to Note 2 — Acquisitions and Other Transactions for additional information. Distributions to SPLC for its noncontrolling interest in Zydeco for the six months ended June 30, 2021 were less than $1 million, and for the three and six months ended June 30, 2020 were $2 million and $3 million, respectively.
Distributions to GEL for its noncontrolling interest in Odyssey for the three and six months ended June 30, 2021 were $3 million and $7 million, respectively, and for the three and six months ended June 30, 2020 were $2 million and $6 million, respectively.
See Note 3 — Related Party Transactions for additional details.

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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transportation services revenue – third parties	$37	$25	$76	$54
Transportation services revenue – related parties (1)	51	41	95	96
Storage services revenue – third parties	2	2	4	4
Storage services revenue – related parties	2	2	4	4
Terminaling services revenue – related parties (2)	31	30	61	42
Terminaling services revenue – major maintenance service – related parties (3)	2	4	4	4
Product revenue – related parties (4)	9	2	15	9
Total Topic 606 revenue	134	106	259	213
Lease revenue – related parties	14	14	28	28
Total revenue	$148	$120	$287	$241
(1) Transportation services revenue - related parties includes $1 million and $2 million, respectively, of the non-lease service component in our transportation services contracts for both the three and six months ended June 30, 2021 and 2020.
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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Some of these agreements were entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with initial terms of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of June 30, 2021, future minimum payments of both the lease and non-lease service components to be received under the ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$646	$105	$210	$210	$121

Terminaling services revenue - Norco Assets
In April 2020, the Partnership closed the transaction pursuant to which the Norco Assets were transferred from SOPUS and Shell Chemical to Triton. In connection with closing this transaction, Triton entered into terminaling service agreements with SOPUS and Shell Chemical related to the Norco Assets. These terminaling service agreements were entered into for an initial term of fifteen years, with the option to extend for an additional five-year term. The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under the lease standard. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets.

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

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2021	June 30, 2021
Receivables from contracts with customers – third parties	$19	$11
Receivables from contracts with customers – related parties	18	25
Contract assets – related parties	233	225
Deferred revenue – third parties	4	—
Deferred revenue – related parties (1)	19	18
(1) Deferred revenue - related parties is related to deficiency credits from certain minimum volume commitment contracts and certain components of our terminaling service contracts on the Norco Assets.

In connection with the April 2020 Transaction, we also recorded contract assets based on the difference between the consideration allocated to the Norco Transaction and the recognized financing receivables. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. The contract assets balance is amortized in a pattern consistent with the recognition of revenue on the service components of the contract. The portion of the contract assets related to operations and maintenance is amortized on a straight-line basis over a fifteen-year period, and the portion related to major maintenance is amortized based on the ratio of actual major maintenance costs incurred to the total projected major maintenance costs over the fifteen year term. We recorded amortization as a component of Transportation, terminaling and storage services – related parties of $4 million and $8 million, respectively, for the three and six months ended June 30, 2021, and $4 million for both the three and six months ended June 30, 2020. We had $225 million and $233 million contract assets recognized from the costs to obtain or fulfill a contract as of June 30, 2021 and December 31, 2020, respectively.

The estimated future amortization related to the contract assets for the next five years is as follows:

	Remainder of 2021	2022	2023	2024	2025	2026
Amortization	$8	$16	$16	$17	$17	$15

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2020	Additions (1)	Reductions (2)	June 30, 2021
Deferred revenue – third parties	$4	$2	$(6)	$—
Deferred revenue – related parties	19	10	(11)	18
(1) Deferred revenue additions resulted from $6 million deficiency payments from minimum volume commitment contracts and $6 million of deferred revenue related to the major maintenance service components of our terminaling service contracts on the Norco Assets.
(2) Deferred revenue reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of June 30, 2021:

	Total	Remainder of 2021	2022	2023	2024	2025 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$442	$32	$63	$63	$57	$227
Revenue expected to be recognized on other multi-year transportation service contracts (1)	32	3	6	6	4	13
Revenue expected to be recognized on multi-year storage service contracts	23	5	10	4	4	—
Revenue expected to be recognized on multi-year terminaling service contracts (1)	286	22	45	45	45	129
Revenue expected to be recognized on multi-year operation and major maintenance terminaling service contracts(2)	1,464	53	106	106	107	1,092
	$2,247	$115	$230	$224	$217	$1,461
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

10. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Prior to April 1, 2020, the classes of participating securities included common units, general partner units and IDRs. Because we had more than one class of participating securities, we used the two-class method when calculating the net income per unit applicable to limited partners. Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. See Note 8 – (Deficit) Equity, for a discussion of the elimination of our general partner’s IDRs and 2% economic interest effective April 1, 2020. For the three and six months ended June 30, 2021 and June 30, 2020, our Series A Preferred Units were dilutive to net income per limited partner unit.

Net income earned by the Partnership is allocated between the classes of participating securities in accordance with the terms of our partnership agreement as in effect on the date such calculation is performed, after giving effect to priority income allocations to the holders of the Series A Preferred Units, if applicable. Earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to the IDRs prior to the second quarter of 2020, if applicable. To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages. For the diluted net income per limited partner unit calculation under the Second Amended and Restated Partnership Agreement, the Series A Preferred Units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash is recalculated using the available cash amount increased only for the preferred distributions, which would have been attributable to the common units after conversion.

The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020 (1)	2021 (1)	2020
Net income	*	*	*	$286
Less:
Net income attributable to noncontrolling interests	*	*	*	7
Net income attributable to the Partnership	*	*	*	279
Less:
General partner’s distribution declared	*	*	*	55
Preferred unitholder’s interest in net income	*	*	*	12
Limited partners’ distribution declared on common units	*	*	*	268
Distributions in excess of income	*	*	*	$(56)
(1) Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. Therefore, the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit is not applicable for the three and six months ended June 30, 2021, nor to the three months ended June 30, 2020.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	Limited Partners’ Common Units
	(in millions of dollars, except per unit data)
Net income attributable to the Partnership’s common unitholders (basic)	$150	$301
Dilutive effect of preferred units	12	24
Net income attributable to the Partnership’s common unitholders (diluted)	$162	$325

Weighted average units outstanding - Basic	393.3	393.3
Dilutive effect of preferred units	50.8	50.8
Weighted average units outstanding - Diluted	444.1	444.1
Net income per limited partner unit:
Basic	$0.38	$0.76
Diluted	$0.36	$0.73

Three Months Ended June 30, 2020
Limited Partners’ Common Units
(in millions of dollars, except per unit data)
Net income attributable to the Partnership’s common unitholders (basic)	$129
Dilutive effect of preferred units	12
Net income attributable to the Partnership’s common unitholders (diluted)	$141

Weighted average units outstanding - Basic	393.3
Dilutive effect of preferred units	50.8
Weighted average units outstanding - Diluted	444.1
Net income per limited partner unit:
Basic	$0.33
Diluted	$0.32

	Six Months Ended June 30, 2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared	$55	$268	$323
Distributions in excess of income	—	(56)	(56)
Net income attributable to the Partnership's common unitholders (basic)	$55	$212	$267
Dilutive effect of preferred units		12
Net income attributable to the Partnership's common unitholders (dilutive)		$224

Weighted average units outstanding - Basic		313.3
Dilutive effect of preferred units		25.4
Weighted average units outstanding - Diluted		338.7
Net income per limited partner unit:
Basic		$0.68
Diluted		$0.66

11. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and six months ended June 30, 2021 and June 30, 2020 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

12. Commitments and Contingencies

Environmental Matters
We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of both June 30, 2021 and December 31, 2020, these costs and any related liabilities are not material.

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

13. Subsequent Events
We have evaluated events that occurred after June 30, 2021 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution
On July 21, 2021, the Board declared cash distributions of $0.3000 per limited partner common unit and $0.2363 per limited partner preferred unit for the three months ended June 30, 2021. These distributions will be paid on August 13, 2021 to unitholders of record as of August 3, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Shell Midstream Partners, L.P. (“we,” “us,” “our” or “the Partnership”) is a Delaware limited partnership formed by Royal Dutch Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets purchased from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly owned subsidiary Shell Midstream Operating LLC (the “Operating Company”) or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (the “general partner”). References to “RDS,” “Shell” or “Parent” refer collectively to Royal Dutch Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes in this quarterly report and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report”) and the consolidated financial statements and related notes therein. Our 2020 Annual Report contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates and contractual obligations. You should also read the following discussion and analysis together with “Risk Factors” set forth in our 2020 Annual Report, as well as Part II, Item 1A. and the “Cautionary Statement Regarding Forward-Looking Statements” in this report.

Partnership Overview
We own, operate, develop and acquire pipelines and other midstream assets and logistics assets. As of June 30, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, please see Part I, Item 1 - Business and Properties in our 2020 Annual Report.

2021 developments include:

•Auger Divestiture. On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline; however, this agreement was subsequently terminated. As a result of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. This impairment charge had no impact on cash available for distribution (“CAFD”). On April 29, 2021, we executed a new agreement to divest this segment of pipeline, effective June 1, 2021. We received approximately $2 million in cash consideration for this sale.

•May 2021 Transaction. Effective May 1, 2021, we closed the transaction contemplated by that certain Sale and Purchase Agreement dated April 28, 2021 between Triton and SPLC, pursuant to which Triton sold to Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), as designee of SPLC, certain assets associated with its clean products truck rack terminal and facility in Anacortes, Washington (the “Anacortes Assets”). In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco.

•Credit Facilities. On March 16, 2021, we entered into a ten-year fixed rate credit facility with Shell Treasury Center (West) Inc. (“STCW”) with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021 and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. The Five Year Fixed Facility automatically terminated in connection with the early prepayment. Separately, on June 30, 2021, Zydeco terminated the 2019 Zydeco Revolver with STCW. As a result of the May 2021 Transaction in which our ownership interest in Zydeco increased to 100%, the 2019 Zydeco Revolver is no longer needed.

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

Anticipated 2021 impacts to net income and CAFD include:

•Planned Turnarounds. Certain offshore connected producers have had planned turnarounds during 2021. The impact to net income and CAFD from this turnaround activity was approximately $4 million during the second quarter of 2021, and we expect the impact for the remainder of 2021 to be approximately $6 million.

•Colonial. Colonial is currently involved in a rate case with the Federal Energy Regulatory Commission (“FERC”) that, depending upon the outcome, could negatively impact our net income and CAFD. Additionally, Colonial suffered a ransomware cyberattack during the second quarter of 2021. Considering these factors impacting Colonial’s business, the board of directors of Colonial elected not to declare a dividend for the three months ended June 30, 2021.

The broader market environment for our customers was extremely challenging in 2020, and impacted worldwide demand for oil and gas and increased downward pressure on oil prices. Although we are still dealing with the continuing effects of the COVID-19 pandemic, we have seen oil prices rise to more moderate levels in 2021. However, the responses of oil and gas producers to the changes in both the demand for and price of oil and natural gas are constantly evolving and remain uncertain. The master limited partnership (“MLP”) market has also changed significantly, and capital for high growth fueled by dropdown activity continues to be constrained. We are fortunate that RDS has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and the organic growth of our business throughout 2021.

Executive Overview
Net income was $333 million and net income attributable to the Partnership was $325 million during the six months ended June 30, 2021. We generated cash from operations of $351 million. As of June 30, 2021, we had cash and cash equivalents of $353 million, total debt of $2,691 million and unused capacity under our credit facilities of $866 million.

Our 2021 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

•Maintain operational excellence through prioritization of safety, reliability and efficiency;
•Enhanced focus on cash optimization and reduced discretionary project spend;
•Focus on advantageous commercial agreements with creditworthy counterparties to enhance financial results over the long-term; and
•Optimize existing assets and pursue organic growth opportunities.

Over the past year and a half, our business, as well as the market and economy as a whole, have dealt with unprecedented volatility and uncertainty. Even with these challenges, our assets have largely continued to deliver solid results that have allowed us to execute our business strategies. However, we anticipate certain headwinds that may jeopardize our ability to generate sufficient cash to meet our quarterly obligations, including the expiration of the distribution waiver by our general partner following the distribution made with respect to the first quarter of 2021, the pending FERC rate case at Colonial and ongoing uncertainty in the macro-environment. As a result, the Board of Directors of our general partner elected to rebase our distribution beginning with the distribution for the second quarter of 2021. The decrease in our distribution was undertaken to ensure our near-term financial health, provide us a long-term sustainable financial framework and allow us the ability to pursue projects that would build upon the Partnership’s diverse portfolio and enhance unitholder value.

We will continue to evaluate and pursue acquisitions of complementary assets from Shell, as well as from third parties, to the extent that these acquisitions are supported by market conditions at the time the opportunity arises and would provide benefit to the Partnership and unitholders. Given the size and scope of Shell’s footprint, and its significant ownership interest in us, we anticipate that acquisitions from Shell may provide opportunities for further growth in the future.

Identifying and executing acquisitions is a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLPs may make it more challenging for us to fund our acquisitions with the issuance of equity in the capital markets. However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by RDS and debt. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and organic growth of our business throughout 2021.

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

The commitments under our transportation, terminaling and storage services agreements with shippers and the volumes we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. For over a year, the COVID-19 pandemic has caused significant disruptions in the U.S. economy and financial and energy markets, including substantial demand destruction in the oil and gas markets. Although there has recently been a turnaround in the demand for, and price of, crude oil and refined products, the situation surrounding the ongoing COVID-19 pandemic (including but not limited to, vaccination rates, new variants, infection rates and related restrictions) is constantly evolving and unpredictable and could impact the volumes running through our pipelines and terminals.

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

Adjusted EBITDA and Cash Available for Distribution
Adjusted EBITDA and CAFD have important limitations as analytical tools because they exclude some, but not all, items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or CAFD in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and CAFD may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and CAFD may not be comparable to similarly-titled measures of other companies, thereby diminishing their utility.

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

We define CAFD as Adjusted EBITDA attributable to the Partnership less maintenance capital expenditures attributable to the Partnership, net interest paid by the Partnership, cash reserves, income taxes paid and distributions on our Series A perpetual convertible preferred units (the “Series A Preferred Units”), plus net adjustments from volume deficiency payments attributable to the Partnership, reimbursements from Parent included in partners’ capital, principal and interest payments received on financing receivables and certain one-time payments received. CAFD will not reflect changes in working capital balances.

The definition of CAFD was updated during the second quarter of 2020 due to the closing of the April 2020 Transaction, which resulted in part in the transfer of the Norco Assets to be accounted for as a failed sale leaseback under ASC Topic 842, Leases (the “lease standard”). As a result, the Partnership recognized financing receivables from SOPUS and Shell Chemical LP (“Shell Chemical”). These assets impact CAFD since principal payments on the financing receivables are not included in net income. As a result, such principal and interest payments on the financing receivables have been included as an adjustment to CAFD since the second quarter of 2020. Also as partial consideration for the April 2020 Transaction, SPLC received 50,782,904 Series A Preferred Units in the Partnership. The distributions on these Series A Preferred Units have been deducted from CAFD since the second quarter of 2020.

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

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers and to create new services or capacity arrangements that meet customer requirements. We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. For example, the Mars system is expanding to address growing production volumes in the Gulf of Mexico regions served by Mars. It is expected that the project will be fully operational with incremental growth volumes arriving into the Mars system in 2022. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.

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

Two of Zydeco’s throughput and deficiency agreements expired in the fourth quarter of 2020. These expired contracts accounted for less than 10% of our revenue for 2020. During the second quarter of 2021, we entered into two new throughput and deficiency agreements that have replaced the majority of the expired volumes and revenue.

The market environment at any given time will dictate the rates, terms and duration of agreements that shippers are willing to enter into, as well as the contracts that best satisfy the needs of our business. As we have grown and diversified our business over the past several years, we have benefited from shifting reliance away from the results of any one asset. While Zydeco continues to serve an important market and we strive to maximize the long-term value of the system to both shippers and the pipeline, we will continue to diversify our risk across products, customers and geographies.

Changes in Commodity Prices and Customers’ Volumes
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. During 2020, the demand for, and price of, oil and natural gas decreased significantly due to the effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. Throughout the first half of 2021, many of these restrictions have been tempered, with several being lifted altogether. While we have seen an increase in both the demand for and price of crude oil in 2021, it is not without continued volatility. Current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. For example, the Organization of Petroleum Exporting Countries plus (“OPEC+”) stalemate, which ultimately reached an agreement in mid-July 2021, will phase out the COVID-19 production cuts from August 2021 to December 2022. We expect that the OPEC+ decision will cause the crude oil market to remain relatively tight in the near and medium-term, as this increased production will likely align with the higher global demand.
Our direct exposure to commodity price fluctuations is limited to the PLA provisions in our tariffs. Indirectly, global demand for refined products and chemicals could impact our terminal operations and refined products and refinery gas pipelines, as well as our crude pipelines that feed U.S. manufacturing demand. Likewise, changes in the global market for crude oil could affect our crude oil pipeline and terminals and require expansion capital expenditures to reach growing export hubs. Demand for crude oil, refined products and refinery gas may decline in the areas we serve as a result of decreased production by our customers, depressed commodity prices, decreased third-party investment in the industry, increased competition and other adverse economic factors such as the ongoing COVID-19 pandemic, which affect the exploration, production and refining industries. Another increase in COVID-19 infection rates could have additional negative impacts on demand, such as reducing the volumes running through our pipelines and terminals. However, fixed contracts with volume minimums and demand for tanks for storage are expected to moderate any impact on our terminaling and storage service revenue.

Certain of our assets benefit from long-term fee-based arrangements and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, with the exception of the impacts of the COVID-19 pandemic, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. If crude oil prices drop to lower levels for a sustained period due to the continuing effects of the COVID-19 pandemic or other factors, we will see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems or other unexpected events, which could cause them to defer development or repair projects, avoid our contracts in bankruptcy, invoke force majeure clauses or other defenses to avoid contractual performance or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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

Other Changes in Customers’ Volumes
Onshore crude transportation volumes were higher in the three months ended June 30, 2021 (the “Current Quarter”) versus the three months ended June 30, 2020 (the “Comparable Quarter”) due to the negative impacts of the COVID-19 pandemic on production and refinery utilization lessening in the Current Quarter relative to the Comparable Quarter. Further, these increased volumes more than offset the decrease in volumes resulting from the closure of the Convent refinery at the end of 2020. Conversely, volumes were lower in the six months ended June 30, 2021 (the “Current Period”) versus the six months ended June 30, 2020 (the “Comparable Period”) primarily as a result of the closure of the Convent refinery at the end of 2020 which caused a significant decrease in non-mainline volumes in the Current Period. This decrease was partially offset by fewer impacts from the COVID-19 pandemic in the Current Period.

Offshore crude transportation volumes were lower in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period due to changes in shipper behavior. Further, there was an increased opportunity to perform routine maintenance activities in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period following the abatement of protocols and other restrictions associated with the COVID-19 pandemic that limited maintenance and routine downtime.

Onshore terminaling and storage volumes increased in the Current Quarter versus the Comparable Quarter, as well as in the Current Period versus the Comparable Period, due to local refinery demand in the mid-continent.

Major Maintenance Projects
During 2020, we incurred costs related to the Bessie Heights project (“Bessie Heights”), which is a directional drill project on the Zydeco pipeline system to replace an exposed and suspended 22-inch diameter pipe in the low-lying marsh area between Bird Island and Bridge City, Texas, as well as to replace lap welded pipe below the Neches River. The majority of the spend was incurred in 2020, and any remaining spend in 2021 was not material.

For expected capital expenditures in 2021, refer to Capital Resources and Liquidity - Capital Expenditures and Investments.

Major Expansion Projects
The Mars system is expanding to address growing production volumes in the Gulf of Mexico regions served by Mars. The expansion is progressing, with a major milestone reached in June 2021 when the pump module was set in place on the platform. We expect definitive agreements with producers to be finalized in the near-term. SPLC has elected to fund the installation of the equipment necessary to enable greater throughput volumes on the system, but the revenue associated with increased throughput volumes will benefit Mars. It is expected that the project will be fully operational with incremental growth volumes arriving into the Mars system in 2022.

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

Regulation
Our assets are subject to regulation by various federal, state and local agencies; for example, our interstate common carrier pipeline systems are subject to economic regulation by the FERC. Intrastate pipeline systems are regulated by the appropriate state agency.

We have a 16.125% ownership interest in Colonial, which owns and operates a pipeline that runs throughout the South and Eastern United States (the “Colonial pipeline”). On May 7, 2021, the computerized equipment managing the Colonial pipeline was the target of a cyberattack, and while Colonial proactively took certain systems offline to contain the threat, it paid a ransom in the form of cryptocurrency to regain control of the equipment. For additional information about cybersecurity risks and the cybersecurity programs and protocols we have in place to protect against those risks, see Part I, Items 1 and 2, Business and Properties – Information Technology and Cyber-security and Item 1A Risk Factors – IT/Cyber-security/Data Privacy/Terrorism Risks in our 2020 Annual Report and in Part II, Item 1A Risk Factors of this report.

On May 27, 2021, the Transportation Security Administration (“TSA”) issued a security directive, their initial regulatory response to the Colonial pipeline ransomware attack. The first security directive requires pipeline owners and operators to report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 12 hours of discovery, designate a cybersecurity coordinator to be available 24 hours a day, seven days a week, review current practices and identify any gaps and related remediation measures to address cyber-related risks and report the results to the TSA and CISA within 30 days.

On June 20, 2021, the TSA issued a second security directive imposing additional obligations on owners and operators of TSA-designated critical pipelines. In addition to the requirements under the first directive, the second directive requires pipeline owners and operators to develop and implement specific mitigation measures to protect against ransomware attacks and other known threats to information technology and operational technology systems, a cybersecurity contingency and recovery plan as well as to conduct cybersecurity assessments. We are in the process of reviewing these new directives.

On June 14, 2021, as part of the self-executing provisions of the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) published an advisory bulletin requiring operators to update inspection and maintenance plans to address eliminating hazardous leaks and minimizing releases of natural gas by December 27, 2021. This advisory bulletin is expected to have minimal impact on our operations but will require minor updates to our inspection and maintenance manuals.

In early 2021, PHMSA issued a revised map of the ecological High Consequence Areas (“HCAs”) in the Gulf of Mexico. This revised map expanded the ecological HCA of the Gulf of Mexico to include previously excluded dolphin and whale habitats. The HCA now encompasses most of the Gulf of Mexico. This places most liquid pipelines in the Gulf of Mexico in an HCA and subject to the assessment requirements of 49 CFR 195.452. This may impact certain operational activity such as the frequency at which certain inspections need to be performed and the types of inspections required at those intervals. The holistic impact to our business is uncertain at this time, but we expect that all companies with comparable Gulf of Mexico operations will be similarly impacted.

In May 2021, Zydeco, Mars and LOCAP filed with FERC to decrease rates subject to FERC’s indexing adjustment methodology that were previously at their ceiling levels by 0.5812% starting on July 1, 2021. Rate complaints are currently pending at FERC in Docket Nos. OR18-7-002, et al. challenging Colonial’s tariff rates, its market power and its practices and charges related to transmix and product volume loss. While certain procedural deadlines have been extended as a result of the impact of the COVID-19 pandemic, an initial decision by the administrative law judge in this proceeding is currently scheduled for November 2021. A FERC decision is anticipated by spring 2022.
On June 18, 2020, FERC issued a Notice of Inquiry (“NOI”) as Docket No. RM20-14-000 regarding the five-year review of the oil pipeline rate index formula. FERC proposed a new formula of Producer Price Index for Finished Goods (“PPI-FG”) plus 0.09% based on its review of industry data provided in the annual FERC Form 6 reports from 2014 through 2019. The NOI proposal, which would take effect in July 2021, would change the current five-year formula from PPI-FG plus 1.23%. FERC invited comments regarding its proposal and any alternative methodologies for calculating the index level, including issues such as different data trimming methodologies and whether it should reflect the effects of any cost-of-service policy changes in the calculation of the index level. Comments on the NOI were filed by multiple parties by August 17, 2020, and reply comments were filed by September 11, 2020. After reviewing the comments and reply comments by interested parties, FERC issued an order on December 17, 2020 adopting a new formula of PPI-FG plus 0.78% for the next five-year period commencing on July 1, 2021. In January 2021, multiple parties requested rehearing and/or clarification of this order. FERC granted rehearing on February 18, 2021 for further consideration, stating that the rehearing would be addressed in a future order. To date, no timeline has been established for when FERC will act on the merits of the requests for rehearing.

On October 1, 2019, PHMSA issued three new final rules. The only rule that has a potential material impact on us is the rule concerning hazardous liquids, which adds a requirement to make all onshore lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. A list of the products pipelines impacted by the requirement for an HCA line to be piggable has been developed and each line is being evaluated for constructability and cost implications. Those reviews require an in depth look at line configuration and will continue throughout the year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (2)	2021	2020 (2)
Revenue	$148	$120	$287	$241
Costs and expenses
Operations and maintenance	45	43	83	71
Cost of product sold	7	2	11	17
Impairment of fixed assets	—	—	3	—
General and administrative	13	16	25	31
Depreciation, amortization and accretion	12	13	25	26
Property and other taxes	6	5	11	10
Total costs and expenses	83	79	158	155
Operating income	65	41	129	86
Income from equity method investments	105	109	207	221
Other income	10	11	24	20
Investment and other income	115	120	231	241
Interest income	7	7	15	8
Interest expense	21	24	42	49
Income before income taxes	166	144	333	286
Income tax expense	—	—	—	—
Net income	166	144	333	286
Less: Net income attributable to noncontrolling interests	4	3	8	7
Net income attributable to the Partnership	162	141	325	279
Preferred unitholder’s interest in net income attributable to the Partnership	12	12	24	12
General partner’s interest in net income attributable to the Partnership	—	—	—	55
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$150	$129	$301	$212
Adjusted EBITDA attributable to the Partnership (1)	$207	$192	$408	$388
Cash available for distribution attributable to the Partnership’s common unitholders (1)	$186	$163	$359	$333
(1) For a reconciliation of Adjusted EBITDA and CAFD attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”
(2) Certain amounts for the three and six months ended June 30, 2020 have been reclassified for consistency with current presentation. These reclassifications had no effect on the reported net income.

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day) (1)	2021	2020	2021	2020
Zydeco – Mainlines	673	533	657	601
Zydeco – Other segments	42	128	30	164
Zydeco total system	715	661	687	765
Amberjack total system	335	350	333	354
Mars total system	484	501	491	519
Bengal total system	341	430	346	436
Poseidon total system	263	253	300	266
Auger total system	55	58	75	65
Delta total system	234	214	238	248
Na Kika total system	60	54	55	56
Odyssey total system	125	114	132	133
Colonial total system	2,205	2,333	2,101	2,507
Explorer total system	727	443	586	495
Mattox total system (2) (8)	103	58	104	62
LOCAP total system	801	1,068	811	1,038
Other systems	440	417	479	434

Terminals (3) (4)
Lockport terminaling throughput and storage volumes	253	207	252	227

Revenue per barrel ($ per barrel)
Zydeco total system (5)	$0.59	$0.48	$0.54	$0.49
Amberjack total system (5)	2.30	2.39	2.37	2.38
Mars total system (5)	1.29	1.36	1.31	1.38
Bengal total system (5)	0.40	0.38	0.41	0.41
Auger total system (5)	1.77	1.51	1.72	1.48
Delta total system (5)	0.64	0.60	0.65	0.59
Na Kika total system (5)	0.93	0.85	0.99	0.91
Odyssey total system (5)	1.03	0.89	1.00	0.93
Lockport total system (6)	0.20	0.25	0.21	0.23
Mattox total system (7)	1.52	1.52	1.52	1.52
(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I - Business and Properties - Our Assets and Operations in our 2020 Annual Report.
(2) The actual delivered barrels for Mattox are disclosed in the above table for the comparative periods. However, Mattox is billed by monthly minimum quantity per dedication and transportation agreements entered into in April 2020. Based on the contracted volume determined in the agreements, the thousands of barrels per day (for revenue calculation purposes) for Mattox are 154 barrels per day for both the three and six months ended June 30, 2021, and 168 and 160 barrels per day for the three and six months ended June 30, 2020, respectively.
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
(8) In the second quarter of 2020, the volume we disclosed for Mattox for the three and six months ended June 30, 2020 erroneously included both the actual volume delivered and the contracted volume per dedication and transportation agreements. As such, we revised the pipeline throughput for Mattox for the three months ended June 30, 2020 in the above table to only include the actual volume delivered during the period.

Reconciliation of Non-GAAP Measures
The following tables present a reconciliation of Adjusted EBITDA and CAFD to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$166	$144	$333	$286
Add:
Impairment of fixed assets	—	—	3	—
Allowance oil reduction to net realizable value	—	—	—	8
Depreciation, amortization and accretion	17	17	33	30
Interest income	(7)	(7)	(15)	(8)
Interest expense	21	24	42	49
Cash distributions received from equity method investments	128	135	251	270
Less:
Equity method distributions included in other income	10	9	24	18
Income from equity method investments	105	109	207	221
Adjusted EBITDA	210	195	416	396
Less:
Adjusted EBITDA attributable to noncontrolling interests	3	3	8	8
Adjusted EBITDA attributable to the Partnership	207	192	408	388
Less:
Series A Preferred Units distribution	12	12	24	12
Net interest paid by the Partnership (1)	21	25	42	49
Maintenance capex attributable to the Partnership	3	5	5	8
Add:
Principal and interest payments received on financing receivables	8	6	17	6
Net adjustments from volume deficiency payments attributable to the Partnership	(5)	7	(7)	8
2021 transactions (2)	12	—	12	—
Cash available for distribution attributable to the Partnership’s common unitholders	$186	$163	$359	$333
(1) Amount represents both paid and accrued interest attributable to the period.
(2) Amount includes the one-time $10 million payment received as part of the May 2021 Transaction, as well as the cash received as part of the Auger Divestiture. Refer to Note 2 — Acquisitions and Other Transactions in the Notes to the Unaudited Consolidated Financial Statements for additional information.

	Six Months Ended June 30,
	2021	2020
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$351	$354
Add:
Interest income	(15)	(8)
Interest expense	42	49
Return of investment	30	32
Less:
Change in deferred revenue and other unearned income	(5)	9
Allowance oil reduction to net realizable value	—	8
Change in other assets and liabilities	(3)	14
Adjusted EBITDA	416	396
Less:
Adjusted EBITDA attributable to noncontrolling interests	8	8
Adjusted EBITDA attributable to the Partnership	408	388
Less:
Series A Preferred Units distribution	24	12
Net interest paid by the Partnership (1)	42	49
Maintenance capex attributable to the Partnership	5	8
Add:
Principal and interest payments received on financing receivables	17	6
Net adjustments from volume deficiency payments attributable to the Partnership	(7)	8
2021 transactions (2)	12	—
Cash available for distribution attributable to the Partnership’s common unitholders	$359	$333
(1) Amount represents both paid and accrued interest attributable to the period.
(2) Amount includes the one-time $10 million payment received as part of the May 2021 Transaction, as well as the cash received as part of the Auger Divestiture. Refer to Note 2 — Acquisitions and Other Transactions in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Current Quarter compared to Comparable Quarter

Revenues
Total revenue increased by $28 million in the Current Quarter as compared to the Comparable Quarter comprised of increases of $22 million attributable to transportation services revenue and $7 million attributable to product revenue, partially offset by a decrease of $1 million in terminaling services revenue. Lease revenue was consistent in the Current Quarter and the Comparable Quarter.
Transportation services revenue increased primarily due to higher throughput on Zydeco, as well as an increase in expired credits being used and recognized in revenue in the Current Quarter versus the Comparable Quarter.
Product revenue increased by $7 million and relates to higher sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Quarter as compared to the Comparable Quarter.

Terminaling services revenue decreased primarily due to lower revenue related to the service components of the terminaling services agreements for the Norco Assets in the Current Quarter as compared to the Comparable Quarter.

Costs and Expenses
Total costs and expenses increased $4 million in the Current Quarter as compared to the Comparable Quarter primarily due to an increase of $5 million of cost of product sold, $2 million of operations and maintenance expenses and $1 million of property tax expenses. These increases were partially offset by decreases of $3 million of general and administrative expenses and $1 million of depreciation expense.

Cost of product sold increased primarily as a result of higher sales of allowance oil in the Current Quarter as compared to the Comparable Quarter.

Operations and maintenance expenses increased in the Current Quarter versus the Comparable Quarter mainly as a result of higher routine and non-routine maintenance costs related to the Norco Assets.

General and administrative expenses decreased in the Current Quarter versus the Comparable Quarter primarily due to higher professional fees in the Comparable Quarter related to work performed around system implementation and the April 2020 Transaction.

Investment and Other Income
Investment and other income decreased $5 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments decreased $4 million as a result of lower earnings from Colonial, Mars and Amberjack, partially offset by increased earnings from Explorer. Other income decreased by $1 million related to lower distributions from Poseidon in the Current Quarter.

Interest Income and Expense
Interest income was consistent in the Current Quarter as compared to the Comparable Quarter. Interest expense decreased by $3 million due to lower interest rates in the Current Quarter versus the Comparable Quarter resulting from the ongoing effects of the COVID-19 pandemic on market interest rates.

Current Period compared to Comparable Period

Revenues
Total revenue increased by $46 million in the Current Period as compared to the Comparable Period comprised of increases of $21 million in transportation services revenue, $19 million in terminaling services revenue and $6 million attributable to product revenue. Lease revenue was consistent in the Current Period and the Comparable Period.

Terminaling services revenue increased primarily due to the recognition of revenue related to the service components of the new terminaling services agreements for the Norco Assets acquired in April 2020.

Transportation services revenue increased primarily due to higher mainline throughput on Zydeco.

Product revenue increased by $6 million and relates to higher sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Period as compared to the Comparable Period.

Costs and Expenses
Total costs and expenses increased $3 million in the Current Period primarily due to the increases of $12 million in operations and maintenance expenses, $3 million of impairment of fixed assets and $1 million of in property taxes in Current Period. These increases were partially offset by decreases of $6 million in cost of products sold, $6 million in general and administrative expenses and $1 million in depreciation expense.

Operations and maintenance expenses increased in the Current Period as compared to the Comparable Period mainly as a result of higher maintenance costs related to the Norco Assets acquired in April 2020.

Property tax expense increased as a result of the acquisition of the Norco Assets in April 2020 and was partially offset by changes in property tax appraisal estimates.

Cost of product sold decreased as a result of a higher net realizable value adjustment on allowance oil inventory in the Comparable Period. This decrease was partially offset by higher sales of allowance oil in the Current Period as compared to the Comparable Period.

General and administrative expense decreased primarily due to higher professional fees related to the April 2020 Transaction and higher severance costs in the Comparable Period compared to the Current Period.

Investment and Other Income
Investment and other income decreased $10 million in the Current Period as compared to the Comparable Period. Income from equity method investments decreased by $14 million primarily as a result of lower earnings from Colonial, partially offset by the equity earnings associated with the acquisition of an interest in Mattox in April 2020 and higher earnings from Explorer. This decrease is partially offset by an increase in other income of $4 million related to higher distributions from Poseidon in the Current Period.

Interest Income and Expense
Interest income was $7 million higher in the Current Period as compared to the Comparable Period mainly due to interest income related to the financing receivables recorded in connection with the Norco Assets acquired in April 2020. Interest expense decreased by $7 million due to lower interest rates in the Current Period versus the Comparable Period resulting from the ongoing effects of the COVID-19 pandemic on market interest rates.

Capital Resources and Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. However, we cannot accurately predict the effects of the continuing COVID-19 pandemic on our capital resources and liquidity due to the current significant level of uncertainty. Our liquidity as of June 30, 2021 was $1,219 million, consisting of $353 million cash and cash equivalents and $866 million of available capacity under our credit facilities.

On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), which included the elimination of all the incentive distribution rights (“IDRs”), the conversion of the economic general partner interest into a non-economic general partner interest and the establishment of the rights and preferences of the Series A Preferred Units in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, effective as of April 1, 2020 (the “Second Amended and Restated Partnership Agreement”). Pursuant to the Partnership Interests Restructuring Agreement, the general partner (or its assignee) agreed to waive a portion of the distributions that would otherwise be payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021. Refer to Note 3 – Acquisitions and Other Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2020 Annual Report for more details.

Credit Facility Agreements
As of June 30, 2021, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
2021 Ten Year Fixed Facility	$600	2.96%	March 16, 2031
Ten Year Fixed Facility	600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023	760	1.17%	July 31, 2023
Five Year Revolver due December 2022	1,000	1.18%	December 1, 2022

On June 30, 2021, Zydeco entered into a termination of revolving loan facility agreement with STCW to terminate the 2019 Zydeco Revolver. Zydeco has not borrowed any funds under this facility, and therefore, no further obligations exist.

On March 16, 2021, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021, and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. Refer to Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.

Borrowings under the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022 bear interest at the three-month London Interbank Offered Rate (“LIBOR”) rate plus a margin or, in certain instances (including if LIBOR is discontinued), at an alternate interest rate as described in each respective revolver. Over the next few years, LIBOR will be discontinued globally, and as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and we are evaluating any potential impact on our facilities.

Our weighted average interest rate for the six months ended June 30, 2021 and June 30, 2020 was 3.0% and 3.5%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of June 30, 2021 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of June 30, 2021, we were in compliance with the covenants contained in our credit facilities.

For definitions and additional information on our credit facilities, refer to Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements in this report and Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2020 Annual Report.

Cash Flows from Our Operations
Operating Activities. We generated $351 million in cash flow from operating activities in the Current Period compared to $354 million in the Comparable Period. The decrease in cash flows was primarily driven by lower equity investment income and distributions primarily related to Colonial, as well as the timing of receipt of receivables and payment of accruals in 2021. This decrease was partially offset by an increase in net income related to the acquisition of the Norco Assets and an interest in Mattox in April 2020.

Investing Activities. Our cash flow provided by investing activities was $35 million in the Current Period compared to $23 million in the Comparable Period. The increase in cash flow provided by investing activities was primarily due to the transactions completed in the Current Period, as well as lower capital expenditures in the Current Period compared to the Comparable Period. These increases were partially offset by lower return of investment capital and higher contribution to investment in the Current Period compared to the Comparable Period.

Financing Activities. Our cash flow used in financing activities was $353 million in the Current Period compared to $335 million in the Comparable Period. The increase in cash flow used in financing activities was primarily due to increased distributions paid to unitholders in the Current Period compared to the Comparable Period, as well as a one-time prepayment fee related to a credit facility in the Current Period. These increases were partially offset by lower distributions to noncontrolling interests in the Current Period as a result of acquiring the remaining ownership interest in Zydeco as part of the May 2021 Transaction.

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

We incurred capital expenditures and investments of $8 million and $9 million for the Current Period and the Comparable Period, respectively. The decrease in capital expenditures and investments in the Current Period as compared to the Comparable Period is due to the completion of Zydeco pipeline exposure replacement project at Bessie Heights in 2020, partially offset by a contribution to investment in the Current Period.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expansion capital expenditures	$—	$1	$—	$1
Maintenance capital expenditures	3	1	4	8
Total capital expenditures paid	3	2	4	9
Increase (decrease) in accrued capital expenditures	—	4	1	—
Total capital expenditures incurred	3	6	5	9
Contributions to investment	1	—	3	—
Total capital expenditures and investments	$4	$6	$8	$9

We expect total capital expenditures and investments to be approximately $18 million for 2021, a summary of which is shown in the table below:

	Actual	Expected
	Six Months Ended June 30, 2021	Six Months Ending December 31, 2021	Total Expected 2021 Capital Expenditures
Maintenance capital expenditures
Zydeco	$4	$4	$8
Pecten	—	1	1
Odyssey	—	2	2
Triton	1	2	3
Total maintenance capital expenditures incurred	5	9	14
Contributions to investment	3	1	4
Total capital expenditures and investments	$8	$10	$18

Expansion and Maintenance Expenditures
We do not expect to incur any expansion capital expenditures in 2021.
Zydeco’s maintenance capital expenditures for the three and six months ended June 30, 2021 were $2 million and $4 million, respectively, primarily for an upgrade of the motor control center at Houma, as well as various maintenance projects. We expect Zydeco’s maintenance capital expenditures to be $4 million for the remainder of 2021, of which approximately $2 million is related to the upgrade of the motor control center at Houma, $1 million is related to Houma tank maintenance projects and $1 million is related to other routine maintenance projects.

Pecten’s maintenance capital expenditures for both the three and six months ended June 30, 2021 were immaterial, and we expect Pecten’s maintenance capital expenditures to be approximately $1 million for the remainder of 2021 related to a Lockport tank maintenance project and various improvements on Delta.

Triton’s maintenance capital expenditures for both the three and six months ended June 30, 2021 were $1 million, and we expect Triton’s maintenance capital expenditures to be approximately $2 million for the remainder of 2021. The expected 2021 spend is related to dock line repair and replacement at the Seattle terminal and other routine maintenance projects at the various terminals.

Odyssey’s maintenance capital expenditures for both the three and six months ended June 30, 2021 were immaterial, and we expect Odyssey’s maintenance capital expenditures to be approximately $2 million for the remainder of 2021 related to a project at MP289C to re-route the pipeline around the platform.

We do not expect any maintenance capital expenditures for Sand Dollar in 2021.

We anticipate that capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contributions
In accordance with the Member Interest Purchase Agreement dated October 16, 2017, pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by a supermajority (75%) vote of the members. We made a capital contribution of approximately $1 million and $3 million, respectively, in the three and six months ended June 30, 2021, and expect to make approximately $1 million in additional capital contributions during the remainder of 2021.

Contractual Obligations
A summary of our contractual obligations as of June 30, 2021 is shown in the table below:

	Total	Less than 1 year	Years 1 to 3	Years 3 to 5	More than 5 years
Operating leases for land and platform space	$7	$—	$1	$1	$5
Finance leases (1)	53	5	10	10	28
Other agreements (2)	33	6	12	12	3
Debt obligation (3)	2,694	—	894	600	1,200
Interest payments on debt (4)	494	79	144	112	159
Total	$3,281	$90	$1,061	$735	$1,395
(1) Finance leases include Port Neches storage tanks and Garden Banks 128 “A” platform. Finance leases include $22 million in interest, $24 million in principal and $7 million in executory costs.
(2) Includes a joint tariff agreement and Odyssey tie-in agreement.
(3) See Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Interest payments were calculated based on rates in effect at June 30, 2021 for variable rate borrowings.

Since December 31, 2020, there were no material changes to the obligations included in the table above outside of the ordinary course of business.

On April 1, 2020, as partial consideration for the April 2020 Transaction, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. Our Series A Preferred Units are contractually entitled to receive cumulative quarterly distributions. For the six months ended June 30, 2021, cumulative preferred distributions paid to our Series A Preferred Unitholders were $24 million. However, subject to certain conditions, we or the holders of the Series A Preferred Units may convert the Series A Preferred Units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the Series A Preferred Units were not included in the contractual obligations table above.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2020 Annual Report. As of June 30, 2021, there have been no significant changes to our critical accounting policies and estimates since our 2020 Annual Report was filed other than those noted below.

Recent Accounting Pronouncements
Please refer to Note 1– Description of the Business and Basis of Presentation in the Notes to the Unaudited Consolidated Financial Statements in this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements.

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
•The ongoing COVID-19 pandemic and related governmental regulations and travel restrictions, and any resulting reduction in the global demand for oil and natural gas.
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
•The factors generally described in Part I, Item 1A. Risk Factors in our 2020 Annual Report and in Part II, Item 1A. Risk Factors of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The information about market risks for the six months ended June 30, 2021 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report, except as noted below.

Commodity Price Risk
With the exception of buy/sell arrangements on some of our offshore pipelines and our allowance oil retained, we do not take ownership of the crude oil or refined products that we transport and store for our customers, and we do not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.

Our long-term transportation agreements and tariffs for crude oil shipments include pipeline loss allowance (“PLA”). The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6% and 4%, respectively, of our total revenue for the six months ended June 30, 2021 and June 30, 2020, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of both June 30, 2021 and December 31, 2020, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1 million for both the six months ended June 30, 2021 and June 30, 2020. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor our interest rate exposure.

Our fixed rate debt does not expose us to fluctuations in our results of operations or liquidity from changes in market interest rates. Changes in interest rates do affect the fair value of our fixed rate debt. See Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements in this report for further discussion of our borrowings and fair value measurements.

Other Market Risks
We may also have risk associated with changes in policy or other actions taken by FERC. Please see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business and Outlook – Regulation” for additional information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risk factors relating to us are discussed in Part I, Item 1A. Risk Factors in our 2020 Annual Report. Other than those noted below, there have been no material changes from the risk factors previously disclosed in our 2020 Annual Report.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our CAFD would be substantially reduced. In addition, several states are evaluating changes to current law, which could subject us to additional entity-level taxation and further reduce the CAFD to unitholders.

The present federal income tax treatment of publicly-traded partnerships or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, the then-current U.S. presidential administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. One such recent proposal was contained in the Biden Administration’s budget proposal released on May 28, 2021, which would repeal the application of the qualifying income exception to partnerships with income and gains from activities relating to fossil fuels for taxable years beginning after 2026. We are unable to predict whether any of these changes or other proposals will ultimately be enacted or will materially change interpretations of the current law, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes would have a material adverse effect on our financial condition, cash flows, ability to make cash distributions to our unitholders and the value of an investment in our common units.

Our pipeline systems’ business systems could be negatively impacted by security threats, including cyber security threats, and related disruptions.
Cyber-attacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. PHMSA has posted warnings to all pipeline owners and operators of the importance of safeguarding and securing their pipeline facilities and monitoring their supervisory control and data acquisition (SCADA) systems for abnormal operations and/or indications of unauthorized access or interference with safe pipeline operations based on recent incidents involving environmental activists. The TSA has issued two security directives in May and June that pipeline owners must comply with, in response to a ransomware attack on Colonial that occurred earlier this year. Potential security events, such as the ransomware attack on Colonial, might implicate our pipeline systems or operating systems and may result in damage to our pipeline facilities and affect our ability to operate or control our pipeline assets; their operations could be disrupted and/or customer information could be stolen.

While we have implemented and maintain a cybersecurity program designed to protect our IT and data systems from such attacks, we can provide no assurance that our cybersecurity program will be effective in preventing all breach or cyberattack incidents. In compliance with state and local stay-at-home orders issued in connection with COVID-19, a number of our employees have transitioned to working from home. As a result, more of our employees are working from locations where our cybersecurity program may be less effective and IT security may be less robust. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world.

We depend on the secure operation of our physical assets to transport the energy we deliver and our information technology to process, transmit and store electronic information, including information we use to safely operate our pipeline systems. Security breaches could expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect the pipeline operations. Such losses could result in operational impacts, damage to our assets, public or personnel safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential material adverse effect on our operations, financial position and results of operations. There is no certainty that costs incurred related to securing against threats will be recovered through rates. Further, efforts by us and our vendors to develop, implement and maintain security measures, including malware and anti-virus software and controls, may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. In the future, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

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

The RDS Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,729,493 at June 30, 2021) generated non-taxable interest income of $62,257 in the second quarter of 2021. As the accounts with Karafarin Bank will be maintained by the RDS Group for the foreseeable future, we expect that receipt of non-taxable interest income and payment of bank charges by the RDS Group to continue in the future.

Item 6. Exhibits
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
10.1*	Sale and Purchase Agreement, dated as of April 28, 2021, between Triton West LLC and Shell Pipeline Company LP	10-Q	10.1	04/30/2021	001-36710
10.2	Termination of Voting Agreement, dated as of April 28, 2021, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	10-Q	10.2	04/30/2021	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2021	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)