Form 10-K
period 2021-12-31
Shell Midstream Partners, L.P.
filed 2022-02-24
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________

FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2021, was $1,828 million, based on the closing price of such units of $14.77 as reported on the New York Stock Exchange on such date. The registrant had 393,289,537 common units outstanding as of February 24, 2022.
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
We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•The outcome of the non-binding, preliminary proposal made by SPLC to acquire all of our issued and outstanding common units not already owned by SPLC or its affiliates.
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
GAAP: U.S. generally accepted accounting principles.
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
OPEC: The Organization of Petroleum Exporting Countries.
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
TRRC: Texas Railroad Commission.

SHELL MIDSTREAM PARTNERS, L.P.

 PART I

Unless the context otherwise requires, references in this report to “Shell Midstream Partners,” “the Partnership,” “us,” “our,” “we,” “SHLX” or similar expressions refer to Shell Midstream Partners, L.P. and its subsidiaries. References to “our general partner” refer to Shell Midstream Partners GP LLC, a wholly owned subsidiary of Shell Pipeline Company LP (“SPLC”). References to “Shell” or “Parent” refer collectively to Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

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

As of December 31, 2021, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership.

We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of December 31, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

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

The following table reflects our ownership interests as of December 31, 2021:

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
(1) Prior to May 1, 2021, we owned a 92.5% ownership interest in Zydeco and SPLC owned the remaining 7.5% ownership interest. Effective May 1, 2021, SPLC transferred its 7.5% ownership interest to us as part of the May 2021 Transaction. Refer to Note 3 —Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional information.

2021 Transactions
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
Auger Divestiture
On April 29, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline, effective June 1, 2021. We received approximately $2 million in cash consideration for this sale. In anticipation of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. The remainder of the Auger pipeline continues to operate under the ownership of Pecten.

See Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information.
Organizational Structure
The following simplified diagram depicts our organizational structure as of December 31, 2021:

Shell
Shell Pipeline Company LP (SPLC)
Shell Midstream Partners GP LLC
Shell Midstream LP Holdings LLC
269,457,304 Common Units
50,782,904 Preferred Units
Non-Economic General Partner Interest
68.5% Limited Partner Common Interest
Public Unitholders
123,832,233 Common Units
Shell Midstream Partners, L.P.
(NYSE: SHLX)
31.5% Limited Partner Common Interest
100% Ownership Interest
Shell Midstream Operating LLC
Shell Operated Subsidiaries and Investments
Amberjack
Mattox
Shell Operated Subsidiaries and Investments
Pecten
Sand Dollar
Triton
Zydeco
Mars
Odyssey
Proteus
Endymion
Cleopatra
Third Party Operated Investments
Bengal
Permian Basin
LOCAP
Explorer
Poseidon
Colonial

Our Assets and Operations
Our assets consist of the following systems:

SHELL MIDSTREAM PARTNERS
TERMINALS & STORAGE
Colex
Des Plaines
Lockport
Norco
Portland
Seattle
GATHERING & PROCESSING
Permian Basin Gas Gathering
ONSHORE
Bengal
Colonial
Delta
Explorer
LOCAP
Refinery Gas Pipelines
Zydeco
OFFSHORE
Amberjack
Auger
Cleopatra
Endymion
Mars
Mattox
Na Kika
Odyssey
Poseidon
Proteus
Seattle
Portland
Des Plaines
Lockport
Permian Basin Gas Gathering
Colex
Norco
WASHINGTON
OREGON
IDAHO
MONTANA
WYOMING
NORTH DAKOTA
SOUTH DAKOTA
NEBRASKA
COLORADO
KANSAS
NEW MEXICO
OKLAHOMA
TEXAS
MINNESOTA
IOWA
MISSOURI
ARKANSAS
LOUISIANA
WISCONSIN
ILLINOIS
MICHIGAN
INDIANA
OHIO
KENTUCKY
TENNESSEE
MISSISSIPPI
ALABAMA
GEORGIA
FLORIDA
SOUTH CAROLINA
NORTH CAROLINA
VIRGINIA
WEST VIRGINIA
PENNSYLVANIA
NEW YORK
VERMONT
NEW HAMPSHIRE
MAINE
MASSACHUSETTS
RHODE ISLAND
CONNECTICUT
NEW JERSEY
DELAWARE
MARYLAND
COLONIAL
LOUISIANA
BENGAL
Norco
ZYDECO
LOCAP
DELTA
ODYSSEY
ENDYMION
NA KIKA
AUGER
MARS
AMBERJACK
MATTOX
PROTEUS
POSEIDON
CLEOPATRA
AMBERJACK
GULF OF MEXICO

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

Offshore Crude Pipelines
The offshore crude pipelines in which we own interests span across approximately 1,500 miles, and are regulated primarily by PHMSA, BSEE or BOEM, and in some cases by the FERC or LPSC. Our offshore crude pipelines provide transportation for major oil producers and from multiple production fields in the Gulf of Mexico, offering delivery options into various pipelines, in which we may also own interests. Through the pipeline connectivity options, these pipelines provide access to desirable onshore destinations, including trading hubs and refinery complexes.

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

Our life-of-lease transportation agreements have a term equal to the life of the applicable mineral lease and require producers to transport all production from the specified fields connected to the pipeline for the entire life of the lease. This means that the dedicated production cannot be transported by any other means, such as barges or another pipeline. Some of these agreements can also include provisions to guarantee a return to the pipeline, enabling the pipeline to recover its investment in the initial years despite the uncertainty in production volumes, by providing for an annual transportation rate adjustment over a fixed period of time to achieve a fixed rate of return. The calculation for the fixed rate of return is usually based on actual project costs and operating costs. At the end of the fixed period, some rates will be locked in at the last calculated rate and adjusted thereafter based on the FERC’s index.

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

Refined Products Pipelines
We own interests in several refined products pipeline systems across approximately 7,400 miles spanning from the Gulf Coast to both the Midwest and the East Coast. These pipeline systems are regulated primarily by PHMSA and the FERC and transport refined products with many different specifications and for numerous shippers. The refined products pipelines connect refineries to both long-haul transportation pipelines and marketing terminals. These pipelines serve a diverse set of customers, including refiners, marketers, airports and airlines.

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

Our crude terminal feeds regional refineries and offers strategic trading opportunities by providing storage services for several customers and supplying refineries. Our storage tanks are 100% contracted via four terminal services agreements with expirations ranging from mid-2022 through 2024.

Other Midstream Assets
We have interests in certain other midstream assets. We own an interest in a network of refinery gas pipelines connecting multiple refineries and plants operated along the Gulf Coast to Shell chemical sites. The pipelines transport refinery gas, which is a mix of methane, natural gas liquids and olefins. This system generates revenue under transportation services agreements that include minimum revenue commitments and are treated as operating leases for accounting purposes. The contracts require a specified monthly payment regardless of volume shipped, and shippers do not receive a credit for unused volume in a given month to use in future months.

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

Pipeline and Terminal Systems Capacity
The following table sets forth certain information regarding our pipeline and terminal systems as of December 31, 2021:

Pipeline System/Terminal System	Approximate Capacity (kbpd) (2)	Approximate Tank Storage Capacity (kbls)
Onshore Crude Oil Pipelines
Zydeco crude oil system – Mainlines
Houston to Port Neches	250	—
Port Neches to Houma	375	—
Houma to Clovelly	425	—
Houma to St James	270	—
Delta crude oil system	420	—

Offshore Crude Oil Pipelines
Amberjack crude oil system
Jack St. Malo	200	—
Tahiti	300	—
ADP 24”	300	—
Jackalope	200	—
Genesis	50	—
Auger crude oil system
Enchilada Platform to Ship Shoal 28P	200	—
14/16” Auger export line	150	—
Na Kika crude oil system	160	—
Mars crude oil system (1)
Mars TLP to West Delta 143	100	—
Olympus TLP to West Delta 143	100	—

West Delta 143 to Fourchon	400	—
Fourchon to Clovelly	600	—
Poseidon crude oil system	350	—
Odyssey crude oil system	220	—
Mattox crude oil system	300	—
Proteus crude oil system
Thunder Horse TLP to South Pass 89E	425	—
Endymion crude oil system
South Pass 89E to Clovelly	425	—

Refined Products Pipelines
Bengal product system
Norco to Baton Rouge tank farm	305	—
Colonial product system	2,500	—
Explorer product system	660	—

Terminals and Storage
Triton refined products terminals (2)
Colex	—	2,585
Des Plaines	—	1,060
Portland	—	405
Seattle	—	520
Norco Assets (3)	—	10,800
Lockport terminal system	—	2,000

Other Midstream Assets
Refinery Gas Pipelines (4)
Houston Ship Channel	3,960	—
Texas City	5,280	—
Garyville – Norco	3,720	—
Convent to Garyville	3,840	—
Norco – Paraffinic	3,720	—
Permian Basin gas gathering system (4)	240	—
LOCAP pipeline system and storage facility	1,700	3,200
Cleopatra gas gathering system (4)
Atlantis TLP to Ship Shoal 332A	500	—
(1) In addition to the pipeline capacity above, Mars also has storage capacity leases of storage caverns with a related party.
(2) The Des Plaines, Portland and Seattle refined products terminals have truck racks that are not included in the above table.
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

Our Relationship with Shell
Shell is an international energy company with expertise in the exploration, production, refining and marketing of oil and natural gas, and the manufacturing and marketing of chemicals. As one of the largest producers in the Gulf of Mexico, Shell is currently developing several deepwater prospects and associated infrastructure. In addition to its offshore production, Shell has onshore exploration and production interests and produces crude oil and natural gas throughout North America. Shell’s downstream portfolio includes interests in chemical processing plants throughout the United States, as well as a refinery on the

Gulf Coast. Shell’s portfolio of midstream assets provides key infrastructure required to transport and store crude oil and refined products for Shell and third parties. Shell’s ownership interests in transportation and midstream assets include crude oil and refined products pipelines, crude oil and refined products terminals, chemicals pipelines, natural gas pipelines and processing plants and LNG infrastructure assets. Shell or its affiliates are customers of most of our businesses.
SPLC is Shell’s principal midstream subsidiary in the United States. As of December 31, 2021, SPLC owned our general partner, a 68.5% limited partner interest in us and all of our Series A Preferred Units.
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
The FERC regulates interstate transportation on our common carrier pipeline systems under the ICA, the EPAct and the rules and regulations promulgated under those laws. FERC regulations require that rates and terms and conditions of service for interstate service pipelines that transport crude oil and refined products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. The FERC’s regulations also require interstate common carrier petroleum pipelines to file with the FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service.

Under the ICA, the FERC or interested persons may challenge existing or proposed new or changed rates, services or terms and conditions of service. The FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful challenge could result in a common carrier pipeline paying refunds of revenue collected in excess of the just and reasonable rate, together with interest for the period the rate was in effect, if any. The FERC may also order a pipeline to reduce its rates prospectively, and may require a common carrier pipeline to pay shippers reparations retroactively for rate overages for a period of up to two years prior to the filing of a complaint. The FERC also has the authority to change terms and conditions of service if it determines that they are unjust or unreasonable or unduly discriminatory or preferential.

EPAct required the FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, the FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the U.S. Producer Price Index for Finished Goods (“PPI-FG”). The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. Rate increases made under the index methodology are presumed to be just and reasonable and require a protesting party to demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Despite these procedural limits on challenging the indexing of rates, the overall rates are not entitled to any specific protection against rate challenges. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. The FERC’s indexing methodology is subject to review every five years.

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

EPAct also deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” For example, Colonial’s rates in effect at the time of the passage of EPAct for interstate transportation service were deemed just and reasonable and therefore are grandfathered. New rates have since been established after EPAct for certain grandfathered pipeline systems such as Zydeco. The FERC may change grandfathered rates upon complaint only after it is shown that a substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate.

With respect to indexing, in 2020, the FERC commenced a proceeding to set the indexing formula for the five years commencing July 1, 2021. While the FERC initially adopted a formula of PPI-FG plus 0.78% on December 17, 2020, the FERC issued an order on rehearing on January 20, 2022 that revised the formula to PPI-FG minus 0.21%. The lower indexing adjustment resulted from the FERC adjusting the data set used to assess pipeline cost; taking into account the elimination of the income tax allowance and previously accrued accumulated deferred income tax (“ADIT”) balances for master limited partnership (“MLP”)-owned pipelines; and using updated cost data for 2014. The FERC’s order on rehearing is subject to potential judicial review. The rehearing order requires pipelines to recalculate their rate ceiling levels using the PPI-FG minus 0.21% formula for the period July 1, 2021 to June 30, 2022. For any rate that exceeds the recalculated ceiling level, the pipeline is required to file a rate reduction with the FERC to be effective March 1, 2022. We do not expect these rate recalculations to have a material effect on our financial position, operating results or cash flows.
We cannot predict whether or to what extent the index factor may change in the future.

In 2018, with respect to cost-of-service ratemaking, the FERC issued a policy statement and related orders that eliminated the recovery of an income tax allowance by MLP oil and gas pipelines in cost-of-service-based rates, although an MLP may claim in an individual proceeding that it is entitled to an income tax allowance based on a demonstration that its recovery of an income tax allowance does not result in a “double-recovery of investors’ income tax costs.” To the extent that we charge cost-of-service based rates, those rates could be affected by any changes in the FERC’s income tax allowance policy to the extent our rates are subject to complaint or challenge by the FERC acting on its own initiative, or to the extent that we propose new cost-of-service rates or changes to our existing rates.

In May 2021, Zydeco, Mars and LOCAP filed with the FERC to decrease rates subject to the FERC’s indexing adjustment methodology that were previously at their ceiling levels by 0.5812% starting on July 1, 2021 and are required by the January 20, 2022 rehearing order to recalculate their ceiling levels and file a rate reduction for any rates that exceed the recalculated ceiling to be effective March 1, 2022. Rate complaints are currently pending at the FERC in Docket Nos. OR18-7-002, et al. challenging Colonial’s tariff rates, its market power, and its practices and charges related to transmix and product volume loss. A partial initial decision from the Administrative Law Judge was issued on December 1, 2021 finding that Colonial lacks the ability to exercise market power in the 90-county Gulf Coast geographic origin market, but no longer lacks the ability to exercise market power in the 16-county Tuscaloosa-Moundville geographic origin market. The partial initial decision also found that Colonial’s method of net recoveries of product loss is unjust and unreasonable and that Colonial should adopt a fixed allowance oil deduction for shortages in deliveries and determine the amount of reparations, if any, owed to shippers. The partial initial decision is a recommendation to the FERC based on the evidence received into the record by the Administrative Law Judge. The FERC may decide to adopt the recommendations made in full or part or make different determinations. If the FERC adopts the partial initial decision in whole, in addition to the changes in product loss charges described above, which may adversely affect Colonial, Colonial’s rates in respect of the 16-county Tuscaloosa-Moundville geographic origin market will no longer be market-based and could be reduced. The parties to the case will be filing briefs to argue for or against the recommendations, which will be considered by the FERC in its ruling. The timing of such ruling is unknown. For the issues not covered by the initial decision, the deadline for the Administrative Law Judge to issue a partial initial decision covering those issues is April 29, 2022.

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

Pipeline and Terminal Safety
Our assets are subject to strict safety laws and regulations. Our transportation and storage of crude oil, refined products and dry gas involve risks that hazardous liquids or gas may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, liability and/or reparations to landowners and significant business interruption. PHMSA of the DOT has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of most of our assets. In addition, some states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which most of our assets are located, Texas and Louisiana, are among the states that have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting hazardous liquids and gases. The few assets not covered by PHMSA are regulated by the U.S. Environmental Protection Agency (“EPA”) and various state agencies and are designed and maintained to industry accepted codes and standards. PHMSA regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and are included in a drug and alcohol testing program, and that pipeline operators develop comprehensive spill response plans.

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

On June 14, 2021, as part of the self-executing provisions of the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020, the PHMSA published an advisory bulletin requiring operators to update inspection and maintenance plans to address eliminating hazardous leaks and minimizing releases of natural gas by December 27, 2021. This advisory bulletin is expected to have minimal impact on our operations but will require minor updates to our inspection and maintenance manuals.

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

Certain aspects of our offshore pipeline operations, such as new construction and modification, are also regulated by BOEM, BSEE and the U.S. Coast Guard. On January 27, 2021, President Biden issued an Executive Order on climate directing the Department of the Interior to pause on entering into new oil and natural gas leases on public lands or offshore waters “to the extent possible” and launch a review of all existing leasing and permitting practices related to fossil fuel development on public lands and waters. The review was completed in November 2021 and recommends changes to leasing and permitting practices that, if implemented, could result in increased costs in the form of higher royalties and other charges, as well as restrictions on lands available for leasing activities. Certain lease sales resumed thereafter as a result of legal challenges to the moratorium; however on January 27, 2022, a federal judge invalidated oil and gas lease sales relating to 80 million acres in the Gulf of Mexico, concluding that the Biden administration failed to account for the associated climate change impact in auctioning off the leases. If our customers are unable to secure leases or permits, sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. We are still evaluating the effects of the judicial decision, the executive order and our customers’ potential inability to secure leases, which could adversely affect our long-term business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.
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
Cybersecurity and Data Privacy
Given our dependence on Information Technology (“IT”) and Operational Technology (“OT”) for our operations and the increasing role of digital technologies across our business, cyber-security attacks could cause significant harm to our business, e.g., in the form of loss of function, diminished productivity, loss of intellectual property, litigation, regulatory fines and/or reputational damage. Shell, like many other multinational company groups, is the target of attempts to gain unauthorized access to its systems and data through various channels, including by more sophisticated and coordinated actors, which are often referred to as advanced persistent threats. The intent of these attempted attacks range from data exfiltration, to extortion, to data manipulation, to destabilization and destruction.

We and/or our Parent protect our systems through our segmented architecture and with numerous technologies in line with industry best practices. We also maintain and regularly update cybersecurity plans, policies and procedures over our own IT and OT systems. In addition, we have strict protocols in place to better ensure the cybersecurity of any third parties who connect to our networks or process our data.

While the arrangements described above are in place, we cannot guarantee against compromise. A significant cyber-attack, should it be successful, could have a material effect on our operations. We maintain incident response and business continuity plans to mitigate any impact should such an attack occur.

For example, on May 7, 2021, the computerized equipment managing the Colonial pipeline was the target of a ransomware attack. We have a 16.125% ownership interest in Colonial, which owns and operates a pipeline that runs throughout the southern and eastern United States. Colonial proactively took certain systems offline to contain the threat and it paid a ransom in cryptocurrency to regain control of the equipment.

In the aftermath of this cyber intrusion, the Transportation Security Administration (“TSA”) issued two security directives. The first, issued in May 2021, requires owners and operators of TSA-designated critical pipelines to report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 12 hours of discovery, designate a cybersecurity coordinator to be available 24 hours a day, seven days a week, review current practices and identify any gaps and related remediation measures to address cyber-related risks and report the results to the TSA and CISA within 30 days.

The second security directive, issued in July 2021, imposes additional obligations on owners and operators of TSA-designated critical pipelines. This directive requires pipeline owners and operators to develop and implement specific mitigation measures to protect against ransomware attacks and other known threats to IT and OT systems, to develop a cybersecurity contingency and recovery plan and to conduct cybersecurity assessments. We have complied with the requirements of the first directive, and our team continues to work in collaboration with the TSA to complete the requirements of the second directive in a timely manner. We remain committed to working with the TSA and other companies in our industry to increase the physical and cyber security posture of our industry.

We and our affiliates collect, process and maintain significant volumes of confidential data, including personal data, which is increasingly subject to specific U.S. and global regulations, including the California Consumer Privacy Act, the UK and EU General Data Protection Regulation, and a host of new or emerging legislation in other jurisdictions in which our Parent or its affiliates operate, such as Turkey, Brazil, China and India. Many of these laws require specific transparency and security obligations, and they require us to afford certain rights to individuals. They can restrict our ability to freely transfer personal data across borders, including within Shell, and they increasingly carry significant penalties for failing to comply. They can also provide for private rights of action, including via class action.

For additional information about cybersecurity and privacy risks and the cybersecurity and privacy programs and protocols we have in place to protect against those risks, see Item 1A. Risk Factors – IT/Cyber-security/Data Privacy/Terrorism Risks in this report.

Existing Guidance
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

In 2010, Shell adopted its Binding Corporate Rules (“BCRs”), which require every Shell company to provide a minimum standard of data protection irrespective of its jurisdiction of formation or operations. The BCRs were revised in 2019 and formulated based on the requirements of the GDPR, which ensures that each Shell entity maintains a baseline of compliance with current, new or emerging legislation on top of which processes for compliance with any specific local legislation can be addressed. We cannot ensure that our current practices and policies in the area of personal data protection will be sufficient to comply with all new or emerging rules or regulations applicable to us nor that they mitigate all of the associated risks to our business.
Environmental Matters
General. Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry in general, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we do not believe they affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Moreover, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage or claims by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity if we do not recover these expenditures through the rates and fees we receive for our services. We believe our competitors must comply with similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including, but not limited to, the type of competitor and location of its operating facilities.
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

For additional information regarding environmental matters that impacted our business prior to 2021, refer to Part I, Items 1 and 2 — Business and Properties — Environmental Matters in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.
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
In December 2007, the U.S. Congress passed the Energy Independence and Security Act that created a second Renewable Fuels Standard. This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by the end of 2022. The requirements could reduce future demand for refined products and thereby have an indirect effect on certain aspects of our business.
Currently, several legislative and regulatory measures to address greenhouse gas (“GHG”) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation in the United States. These measures include, but are not limited to, requirements effective in 2010 to report GHG emissions to the EPA on an annual basis and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions. President Biden has issued a series of Executive Orders seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Requiring reductions in GHG emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. New requirements to address GHG emissions and climate change may also significantly affect the oil and gas production, processing, transmission and storage industry, as well as domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations.

In addition, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing GHGs, to which some of our facilities may become subject. For example, in November 2021, the EPA proposed new rules that would expand and strengthen emissions reduction requirements that are currently on the books for new, modified and reconstructed oil and natural gas sources, and would require states to reduce methane emissions from existing sources nationwide. Congress continues to consider legislation on GHG emissions, which may include proposals to monitor and limit emissions of GHGs, although the ultimate adoption and form of any federal legislation cannot presently be predicted. In addition, in 2016, the United States signed onto the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020.

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

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. If these efforts continue, they could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our common units. Our efforts to improve our sustainability practices, some of which are described below, may increase our costs, and we may be forced to implement uneconomic technologies in order to improve our sustainability performance and to meet specific requirements to perform services for certain customers.

Shell has publicly recognized that GHG emissions are contributing to the warming of the climate system and stated its support for the goals of the Paris Agreement. In 2017, Shell announced its “Net Carbon Footprint” ambition, and subsequently issued the Shell Energy Transition Report in 2018 and the Shell Sustainability Report in 2020, describing, among other things, Shell’s approach to the energy transition and its plans to lower its overall carbon footprint through various measures. Shell is seeking cost-effective ways to manage GHG emissions in line with its “Net Carbon Footprint” ambition and intends to enable customers to make lower-carbon-intensity choices by bringing lower-carbon-intensity products to the market aligned with demand. Shell also aims to reduce the GHG intensity of its portfolio while continuing to work on improving the energy efficiency of its existing operations. Moreover, Shell has a climate change risk management structure in place, which is supported by standards, policies and controls, and actively monitors the GHG emissions of all its assets, including us, as well as the lifecycle of its products, to quantify future regulatory costs related to GHG or other climate-related policies. As a member of the Shell group of companies, we participate in and support these various measures, policies and initiatives and, as such, are evaluating the appropriate integration of these practices and procedures into our own operating framework.
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

Hydrocarbon Wastes. We currently own and lease, and SPLC has in the past owned and leased, properties where hydrocarbons are being, or for many years have been, handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these hydrocarbons and wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and hydrocarbons and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent further contamination.
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

Construction or maintenance of our pipelines, tank farms and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the U.S. Army Corps of Engineers (the “Corps”). Regulatory requirements governing wetlands as Clean Water Act-regulated “waters of the United States” (“WOTUS”) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities. The scope of WOTUS jurisdiction saw rapid change under the last two presidential administrations and is still evolving. In 2015, the EPA and the Corps adopted regulations that expanded the scope of WOTUS jurisdiction, but repealed these rules in 2019. In 2020, the two agencies adopted a new, narrower definition of scope of WOTUS jurisdiction. In August 2021, the 2020 rules were judicially vacated, and the EPA and the Corps halted their implementation. On November 18, 2021, the two agencies proposed a rule to restore the pre-2015 WOTUS definition. That proposal remains pending.

Further, the WOTUS permitting landscape is also subject to regulatory change, litigation and uncertainty. In 2020, the U.S. District Court for the District of Montana issued an order invalidating the Corps’ Nationwide Permit 12 (“NWP 12”), the general permit governing dredge-and-fill activities for oil and gas and other pipeline construction projects. This case is ongoing. In January 2021, the EPA and the Corps issued a final rule reissuing and restricting NWP 12 to oil and gas pipelines. However, environmental groups filed a judicial challenge, and the NWP 12 rulemaking is among the agency actions listed for review in a Biden Administration Executive Order. Limitations on the use of NWP 12 may make it more difficult to permit our projects and could cause us to lose potential and current customers and limit our growth and revenue.
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
Inflation
Recently, rates of inflation in the United States have risen to historic levels, and such inflationary pressure has the potential to affect our financial condition and results of operations in various ways if it continues. For example, we may experience price increases for raw materials, which could increase our necessary capital expenditures, or see upward pressure on labor costs, which may indirectly increase our operating expenses as we would have to reimburse our affiliates’ actual costs at higher rates under certain agreements. These impacts would thereby limit the sustainability of our recent cost reduction initiatives. Conversely, to the extent that commodity prices increase along with inflation rates, we may see increased demand for our transportation services or be able to obtain a higher price for any product that we sell as a result of our PLA provisions.

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

Employees
We do not have any employees. We are managed and operated by the directors and officers of our general partner, who, along with Shell, guide human capital management initiatives. See Part III, Item 10. Directors, Executive Officers and Corporate Governance — Management of Shell Midstream Partners, L.P. in this report.
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
Website
Our Internet website address is http://www.shellmidstreampartners.com. Information contained on our Internet website is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission. Alternatively, you may access these reports at the U.S. Securities and Exchange Commission’s website at http://www.sec.gov. We also post our beneficial ownership reports filed by officers, directors and principal security holders under Section 16(a) of the Exchange Act, corporate governance guidelines, audit committee charter, code of business ethics and conduct, code of ethics for senior financial officers and information on how to communicate directly with our board of directors on our website.

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
•Compliance with and changes in environmental laws and regulations, including proposed climate change laws and regulations, could adversely affect our performance. Our customers are also subject to environmental laws and regulations, and any changes in these laws and regulations could result in significant added costs to comply with such requirements and delays or curtailment in pursuing production activities, which could reduce demand for our services.
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
•There can be no assurances that we will enter into a definitive agreement with SPLC related to SPLC’s proposal to acquire all of our issued and outstanding common units not already owned by SPLC or its affiliates, or that we will complete any transaction contemplated by such an agreement.
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
On March 11, 2020, a novel strain of coronavirus referred to as COVID-19 was officially declared a pandemic by the World Health Organization. In an effort to halt the outbreak, governments worldwide placed significant restrictions on both domestic and international travel and have taken action to restrict the movement of people and suspend some business operations, ranging from targeted restrictions to full national lockdowns. The pandemic and resulting governmental responses initially caused a significant slowdown in the global economy and financial markets, but the worldwide vaccine rollouts in 2021 allowed governments to ease COVID-19 restrictions and lockdown protocols, and business activity improved. However, concerns regarding increasing infection rates (including an increase in COVID-19 cases resulting from the Omicron variant) have resulted in renewed lockdowns and other restrictions being imposed in some of the affected areas and such measures could be imposed in or affect other areas, and increasing rates of infection could lead to the workforce being absent due to illness or quarantine, all of which could lead to further economic instability and decreased demand for crude oil, refined products or refinery gas. The extent to which the COVID-19 pandemic and resulting governmental response may continue to impact our business and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the disease (including the discovery of strains that are more transmissible or virulent, such as the Omicron variant), the efficacy and distribution of available vaccines or boosters thereto, evolving governmental and private sector actions to contain the pandemic or treat its health, economic and other impacts and factors.

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

Moreover, in March 2020, oil prices declined significantly due to potential increases in supply emanating from a disagreement on production cuts among OPEC members and co-operating non-OPEC resource holders (the “OPEC+ alliance”). Throughout the pandemic, these countries have instituted supply cuts in an effort to counter the demand destruction in the oil and gas markets caused by the effects of COVID-19, which has, at times, resulted in dramatically decreased oil and gas prices. The OPEC+ alliance ultimately reached an agreement in mid-July 2021 that was reaffirmed by the OPEC+ alliance in September 2021, to phase out the COVID-19 production cuts from August 2021 to December 2022. Additional downward pressure on the demand for and price of oil and gas due to these global factors could have substantial negative implications for our transportation revenue, allowance oil revenue and other sources of revenue related to or underpinned by commodity prices. While we saw an increase in both the demand for and price of crude oil in 2021, it is not without continued volatility. As a result, these factors could have a material adverse effect on our results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. At this point, we cannot accurately predict what effects current market conditions due to the COVID-19 pandemic will have on our business, which will depend on, among other factors, the duration of the continued outbreak and the effects of new viral strains, the extent of increased infection rates, the efficacy and timely distributions of available vaccines and boosters thereto and the extent and overall economic effects of the continuing governmental response to the pandemic.

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
•maintenance, repairs, or mechanical or structural failures at our or SPLC’s facilities or at third-party facilities on which our customers’ or our operations are dependent, including electrical shortages, power disruptions, power grid failures and planned turnarounds;
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
•unexpected business interruptions;
•curtailments of operations due to severe seasonal weather, such as Hurricane Ida;
•temporary or extended reductions in the availability of our workforce due to the health or resulting regulatory effects of a pandemic or other health crises, such as the ongoing COVID-19 pandemic; and
•riots, strikes, lockouts or other industrial disturbances.

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

If third-party pipelines, production platforms, refineries, caverns and other facilities interconnected to our pipelines, Triton’s refined product terminal, Lockport’s terminal facilities or Triton’s logistics assets at the Shell Norco Manufacturing Complex become unavailable to transport, produce, refine or store crude oil, or produce or transport refined products, our revenue and available cash could be adversely affected.
We depend upon third-party pipelines, production platforms, refineries, caverns and other facilities that provide delivery options to and from our pipelines, terminal facilities and other assets. For example, Mars depends on a natural gas supply pipeline connecting to the West Delta-143 platform to power its equipment to deliver the volumes it transports to salt dome caverns in Clovelly, Louisiana. Similarly, shutdown or blockage of pipelines moving offshore gas can result in curtailment or shut-in of offshore crude production. Because we do not own these third-party pipelines, production platforms, refineries, caverns or facilities, their continuing operation is not within our control. For example, production platforms in the offshore Gulf of Mexico may be required to be shut-in by BSEE or BOEM of the U.S. Department of the Interior following incidents such as loss of well control. If these or any other pipeline or terminal connection were to become unavailable for current or future volumes of crude oil or refined products due to repairs, damage to the facility, lack of capacity, shut-in by regulators or any other reason, or if caverns to which we connect have cracks, leaks or leaching or require shut-in due to regulatory action or changes in law, our ability to operate efficiently and continue to store or ship crude oil and refined products to major demand centers could be restricted, thereby reducing revenue. Disruptions at refineries that use our pipelines, such as strikes or ship channel incidents, can also have an adverse impact on the volume of products we ship. Increases in the rates charged by the interconnected pipelines for transportation to and from our terminal facilities may reduce the utilization of our terminals. Our refined products terminals are limited to a 5% reduction in payments if the customer cannot utilize the assets due to force majeure incidents when the assets are still operational. If we are unable to provide services to customers as a result of a force majeure incident that impacts a customer’s ability to store or throughput product, then customer payments may be reduced by a prorated amount up to 100% of the payments for such downtime based on a reduction in capacity or in nominated or historical throughput calculated for the duration of the business interruption. However, our customers and other counterparties may have other contractual defenses to performance available to them, including the doctrine of impossibility, impracticability of performance, frustration of performance and others, the use and success of which we cannot predict. Any temporary or permanent interruption at any key pipeline or terminal interconnect, at any key production platform or refinery, at caverns to which we deliver, termination of any connection agreement or adverse change in the terms and conditions of service, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders.

During 2021, certain connected producers had planned turnarounds. The impact to net income and CAFD was approximately $4 million for the year ended December 31, 2021. Further, we anticipate planned turnaround activity in 2022 to be approximately $20 million.

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

Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. During 2020, the demand for, and price of, oil and natural gas decreased significantly due to the effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. Throughout 2021, many of these restrictions were tempered, with several being lifted altogether. While we saw an increase in both the demand for and price of crude oil in 2021, it is not without continued volatility. Current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. For example, the OPEC+ alliance stalemate, which ultimately ended in mid-2021, was resolved when the OPEC+ alliance agreed to phase out the COVID-19 production cuts from August 2021 to December 2022. We expect that the OPEC+ alliance decision will cause the crude oil market to remain relatively tight in the near and medium-term, as this increased production will likely align with the higher global demand.

The continuing effects of the COVID-19 pandemic and the resulting governmental responses worldwide may continue to impact demand in the crude and finished products markets. These ongoing events and other current global geopolitical and economic uncertainty may contribute to further future volatility in financial and commodity markets in the near to medium term. High, low and average daily prices for West Texas Intermediate (“WTI”) crude oil at Cushing, Oklahoma during January 2022, 2021 and 2020 were as follows:

	WTI Crude Oil Prices
	High	Average	Low
January 2022	$89.16	$83.22	$75.99
2021	85.64	68.14	47.47
2020	63.27	39.16	(36.98)

In general terms, the prices of crude oil and other hydrocarbon products fluctuate in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. These factors impacting crude oil prices include worldwide economic conditions (such as the ongoing COVID-19 pandemic and its effects, including the response of various governments to the pandemic); weather conditions and seasonal trends; the levels of domestic production and consumer demand; the availability of imported crude oil; the availability of transportation systems with adequate capacity; the volatility and uncertainty of regional basis differentials and premiums; actions by the OPEC+ alliance and other oil-producing nations; the price and availability of alternative energy, including alternative energy which may benefit from government subsidies; the effect of energy conservation measures; the strength of the U.S. dollar; the nature and extent of governmental regulation and taxation; and the anticipated future prices of crude oil and other commodities.
If lower prices are sustained as a result of the factors noted above, it could lead to a material decrease in exploration, development and production activity both in the onshore continental United States and in the Gulf of Mexico. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. Our customers may also face liquidity and credit issues that could impair their ability to meet their payment obligations under our contracts or cause them to renegotiate existing contracts at lower rates or for shorter terms. These conditions may lead some of our customers, particularly customers that are facing financial difficulties, to default on or seek to renegotiate existing contracts on terms that are less attractive to us. Any such reduction in demand or less attractive terms could have a material adverse effect on our results of operations, financial position and ability to make or increase cash distributions to our unitholders.
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

All of the insurance policies relating to our assets and operations are subject to policy limits. In addition, the waiting period under the business interruption insurance policies of the entities in which we own an interest is 60 days, with the exception of one policy, which is 90 days. We and the entities in which we own an interest do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Over time, it has been more difficult and expensive to obtain certain types of coverage, especially as a result of increasing costs related to named storms and other natural disasters. The occurrence of an event that is not fully covered by insurance, or failure by our insurer to honor its coverage commitments for an insured event, could have a material adverse effect on our business, financial condition and results of operations. Insurance companies may reduce the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover our assets. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. There is no assurance that the insurers of the entities in which we own an interest will renew their insurance coverage on acceptable terms, if at all, or that the entities in which we own an interest will be able to arrange for adequate alternative coverage in the event of non-renewal. The unavailability of full insurance coverage to cover events in which the entities in which we own an interest suffer significant losses could have a material adverse effect on our business, financial condition and results of operations, including our ability to make cash distributions to our unitholders.

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
We do not own all of the land on which our assets are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such leases or rights of-way lapse or terminate. We obtain the rights to construct and operate our assets on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these or similar rights, through our inability to renew leases, right-of-way contracts or otherwise, or inability to obtain easements at reasonable costs could have a material adverse effect on our business, results of operations, financial condition and cash flows, including our ability to make cash distributions to our unitholders.

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

In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in shutdowns, capacity constraints or operational limitations on our pipelines. Should any of these risks materialize, it could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Compliance with and changes in environmental laws and regulations, including proposed climate change laws and regulations, could adversely affect our performance. Our customers are also subject to environmental laws and regulations, and any changes in these laws and regulations, could result in significant added costs to comply with such requirements and delays or curtailment in pursuing production activities, which could reduce demand for our services.
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

Zydeco, Bengal, Colonial, LOCAP, Explorer and portions of Mars provide interstate transportation services that are subject to regulation by the FERC under the ICA. The FERC uses prescribed rate methodologies for developing and changing regulated rates for interstate pipelines. Shippers may protest (and the FERC may investigate) the lawfulness of new or changed tariff rates, or may file a complaint against existing tariff rates. The FERC can suspend new or changed tariff rates, rules and regulations for up to seven months and can allow new rates to be implemented subject to refund of amounts collected in excess of the rate ultimately found to be just and reasonable. Shippers may also file complaints that existing rates are unjust and unreasonable. If the FERC finds a rate to be unjust and unreasonable, it may order payment of reparations for up to two years prior to the filing of a complaint or investigation, and the FERC may prescribe new rates prospectively. A successful challenge of any of our rates, or any changes to the FERC’s approved rate or index methodologies, could adversely affect our revenue and our ability to make distributions to our unitholders.

From November 2017 through 2020, twelve separate, nearly identical complaints were filed with the FERC against Colonial challenging Colonial’s tariff rates, its market power, and its practices and charges related to transmix and product volume loss. These complaints have been consolidated by the FERC in Docket Nos. OR18-7-002, et al. and were set for hearing and settlement judge procedures. The FERC also severed the review of Colonial’s market-based rates into a separate, concurrent hearing. Since the consolidated complaint proceedings are ongoing, the FERC has not taken any final action on the complaints and the outcome is not known at this time. If Colonial is unable to recover its full cost-of-service as a result of the rates established in this proceeding, is no longer able to charge market-based rates or has its procedures and charges related to transmix and product volume loss modified in a way that is adverse to Colonial, it could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

With respect to our rates subject to indexing, in 2020, the FERC commenced a proceeding to set the indexing formula for the five years commencing on July 1, 2021. While the FERC initially adopted a formula of PPI-FG plus 0.78% on December 17, 2020, the FERC issued an order on rehearing on January 20, 2022 that revised the formula to PPI-FG minus 0.21%. The lower indexing adjustment resulted from the FERC adjusting the data used to assess pipeline cost, taking into account the elimination of the income tax allowance and previously accrued ADIT balances for MLP-owned pipelines; and using updated cost data for 2014. The FERC’s order on rehearing is subject to potential judicial review. The rehearing order requires pipelines to recalculate their rate ceiling levels using the PPI-FG minus 0.21% formula for the period July 1, 2021 to June 30, 2022. For any rate that exceeds the recalculated ceiling level, the pipeline is required to file a rate reduction with the FERC to be effective March 1, 2022. The reduction in the indexing adder and the requirement to file a rate reduction if a recalculated rate exceeds the ceiling level could adversely affect our financial position, results of operation and ability to make cash distributions to our unitholders.

We may at any time also be required to respond to governmental requests for information, including compliance audits conducted by the FERC, which may result in adverse findings, enforcement actions and penalties that could adversely affect our business financial position, results of operation and ability to make cash distributions to our unitholders. For example, each of Colonial and Explorer have been subject to audits by the FERC’s Office of Enforcement, resulting in Colonial and Explorer becoming subject to the audit’s findings and submission of a compliance plan and quarterly compliance reports.

State agencies may regulate the rates, terms and conditions of service for our pipelines offering intrastate transportation services, and such agencies could limit our ability to increase our rates or order us to reduce our rates and pay refunds to shippers. State agencies can also regulate whether a service may be provided or cancelled. The LPSC has a more stringent review of rate increases, though it does allow use of the FERC’s index, and may prohibit or limit future rate increases for intrastate movements regulated by Louisiana.

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
•actions by the FERC or other regulatory bodies that reduce our rates or increase expenses;
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

There can be no assurances that we will enter into a definitive agreement with SPLC related to SPLC’s proposal to acquire all of our issued and outstanding common units not already owned by SPLC or its affiliates, or that we will complete any transaction contemplated by such an agreement.
On February 11, 2022, the board of directors of our general partner received a non-binding, preliminary proposal letter from SPLC to acquire all of the Partnership’s issued and outstanding common units not already owned by SPLC or its affiliates (the “Proposal”). While the board of directors of our general partner has appointed the conflicts committee to review, evaluate and negotiate the Proposal (the “Potential Transaction”), there can be no assurances that we will enter into a definitive agreement with SPLC related to any Potential Transaction. Furthermore, should we enter into a definitive agreement with SPLC, we anticipate that the consummation of any Potential Transaction will be subject to a number of contingencies, and there can be no assurance that such definitive agreement will be executed or that any transaction will be consummated in a timely manner or at all.

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

The lack of diversification in the types of our assets, as well as their geographic locations, could adversely affect our ability to make cash distributions to our unitholders.
A significant amount of our revenue is generated from assets located in Texas and the Louisiana Gulf Coast and offshore Louisiana. Due to the lack of diversification in the types of our assets, as well as their geographic locations, an adverse development in our businesses or areas of operations, including adverse developments due to catastrophic events, weather, regulatory action and decreases in demand for crude oil and refined products, could have a significantly greater impact on our results of operations and CAFD to our common unitholders than if we maintained more diverse types of assets and in varied locations.

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
•increased competition for our services in the markets we serve; and
•actions by the FERC or other regulatory bodies that impact our rates or costs.

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
We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. We have entered into two revolving credit facilities and three fixed rate facilities with an affiliate of Shell with a total capacity of $3,560 million, under which a total of $2,694 million was drawn as of December 31, 2021. Restrictions in our credit facilities and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.
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

IT/Cyber-security/Data Privacy/Terrorism Risks

We rely heavily on information technology systems for our operations, and cyber-incidents have and could in the future result in information theft, data corruption, operational disruption and/or financial loss, among other negative impacts to our business systems.
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

Although Shell’s cybersecurity programs and protocols are in place, our technologies, systems and networks, and those of our business partners, have been, and may be in the future, the target of cyber-attacks or information security breaches and that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information or other disruption of our business operations. In addition, certain cyber-incidents, such as those related to advanced persistent threats, may be difficult to detect or may remain undetected for an extended period. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, through cybersecurity breach or ransomware attack has increased as attempted attacks have advanced in sophistication and number around the world.

Cyber-attacks are becoming more sophisticated, and U.S. government warnings have indicated that infrastructure assets, including pipelines, have been and may be specifically targeted by certain groups. PHMSA has posted warnings to all pipeline owners and operators of the importance of safeguarding and securing their pipeline facilities and monitoring their supervisory control and SCADA systems for abnormal operations and/or indications of unauthorized access or interference with safe pipeline operations based on recent incidents involving environmental activists. For example, on May 7, 2021, the computerized equipment managing the Colonial pipeline was the target of a cyberattack, and while Colonial proactively took certain systems offline to contain the threat, it paid a ransom in the form of cryptocurrency to regain control of the equipment. In response, the TSA issued two security directives in May and June of 2021 that pipeline owners must comply with. Potential security events have, and may in the future, implicate our pipeline systems or operating systems and may result in damage to our pipeline facilities and affect our ability to operate or control our pipeline assets; their operations could be disrupted and/or customer information could be stolen.

A cyber-incident or other security breach, involving either our information systems and related infrastructure or that of our business partners, has, and may in the future, expose our business to a risk of loss, misuse or interruption of critical physical assets or information and functions that affect the pipeline operations. Such losses could result in operational impacts, damage to our assets, public or personnel safety incidents, damage to the environment, reputational harm, competitive disadvantage, regulatory enforcement actions, litigation and a potential material adverse effect on our operations, financial position and results of operations. Some specific examples of potential negative impacts to our business are listed below:

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
Terrorist attacks and threats, cyber-attacks or escalation of military activity in response to these attacks may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. For example, in 2020, the U.S. Government issued an alert to asset owner operators across all sectors after a ransomware attack on a U.S. pipeline operator caused the operator to shut down operations for two days. Due to increased technology advances, we have become more reliant on technology to increase efficiency in our business. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital including our ability to repay or refinance debt. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, results of operations, financial condition or cash flows, including our ability to make cash distributions to our unitholders. Our insurance may not protect us against such occurrences, or, if coverage is available, we cannot ensure that it will fully cover all potential losses.

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
As of December 31, 2021, SPLC owned a 68.5% limited partner interest in us and owned and controlled our general partner. Although our general partner has a duty to manage us in a manner that is not adverse to the best interests of us and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is not adverse to the best interests of its owner, SPLC. Conflicts of interest may arise between SPLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates, including SPLC, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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
Pursuant to our Partnership Agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the 2019 Omnibus Agreement and our Zydeco operating and management agreement, we pay an annual fee, currently approximately $10 million for each agreement, respectively, to SPLC for general and administrative services. In addition, pursuant to the 2019 Omnibus Agreement, we reimburse our general partner for payments to SPLC for other expenses incurred by SPLC on our behalf to the extent the fees relating to such services are not included in the general and administrative services fee. We also reimburse our general partner and SPLC, as applicable, for certain services provided under our operating agreement related to Pecten, Sand Dollar and Triton. For the year ended December 31, 2021, we reimbursed our general partner and SPLC $27 million and $11 million, respectively, under this operating agreement. Each of these payments will be made prior to making any distributions on our common units. The reimbursement of expenses and payment of fees to our general partner and its affiliates will reduce our CAFD. There is no limit on the fee and expense reimbursements that we may be required to pay to our general partner and its affiliates.

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
We have adopted certain requirements regarding those investors who may own our common units. Eligible taxable holders are limited partners whose, or whose owners’, federal income tax status does not have or is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by the FERC or a similar regulatory body, as determined by our general partner with the advice of counsel. Ineligible holders are limited partners (a) who are not an eligible taxable holder or (b) whose nationality, citizenship or other related status would create a substantial risk of cancellation or forfeiture of any property in which we have an interest, as determined by our general partner with the advice of counsel. In certain circumstances set forth in our Partnership Agreement, units held by an ineligible holder may be redeemed by us at the then-current market price, which is the average of the daily closing prices for the 20 consecutive trading days immediately prior to the redemption date. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

Additionally, any conversion of our Series A Preferred Units to common units, whether at the holders’ election or at our election, would increase Shell’s ownership of our common units and also increase the number of our common units outstanding, which in turn may reduce distributable cash flow for the existing common units. Holders of our Series A Preferred Units may elect to convert all or any portion of their Series A Preferred Units into common units as of January 1, 2022. We may, in certain instances, elect to convert all or any portion of the Series A Preferred Units into common units after January 1, 2023. See Note 10 — (Deficit) Equity — Units Outstanding — Series A Preferred Units in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.

SPLC may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
As of December 31, 2021, SPLC held 269,457,304 common units. Additionally, we have agreed to provide SPLC with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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
If at any time our general partner and its affiliates own more than 75% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of December 31, 2021, our general partner and its affiliates owned approximately 68.5% of our common units.

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

The present federal income tax treatment of publicly-traded partnerships or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, the then current U.S. presidential administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly-traded partnerships. If successful, such a proposal could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for federal income tax purposes. One such recent proposal was contained in the Biden Administration’s budget proposal released on May 28, 2021, which would repeal the application of the qualifying income exception to partnerships with income and gains from activities relating to fossil fuels for taxable years beginning after 2026. Additionally, Senate Finance Committee Chair Ron Wyden recently proposed legislation that would repeal the application of the qualifying income exception to all partnerships for taxable years beginning after 2022. We are unable to predict whether any of these changes or other proposals will ultimately be enacted or will materially change interpretations of the current law, but it is possible that a change in law could affect us and may, if enacted, be applied retroactively. Any such changes would have a material adverse effect on our financial condition, cash flows, ability to make cash distributions to our unitholders and the value of an investment in our common units.

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

Under the TCJA, if a unitholder sells or otherwise disposes of a common unit, the transferee is required to withhold 10.0% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Department of the Treasury and the IRS have suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2023. Under recently finalized Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2023.

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
A portion of our taxable income is earned through LOCAP, Explorer and Colonial, which are all C corporations. Such C corporations are subject to federal income tax on their taxable income at the corporate tax rate, which is currently 21%, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the CAFD to our unitholders. Distributions from any such C corporation will generally be taxed again to unitholders as dividend income to the extent of current and accumulated earnings and profits of such C corporation. As of December 31, 2021, the maximum federal income tax rate applicable to such qualified dividend income that is allocable to individuals was 20% (plus a 3.8% net investment income tax that applies to certain net investment income earned by individuals, estates and trusts). An individual unitholder’s share of dividend and interest income from LOCAP, Explorer, Colonial or other C corporation subsidiaries would constitute portfolio income that could not be offset by the unitholder’s share of our other losses or deductions.
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

 PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (the “NYSE”) under the symbol “SHLX.” As of February 24, 2022, SPLC owned 269,457,304 common units, representing an aggregate 68.5% limited partner interest in us, and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”). As of January 31, 2022, we had nine holders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.
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
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:
•less, the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and anticipated future debt service requirements, Series A Preferred Unit quarterly distributions and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to the FERC rate proceedings or rate proceedings under applicable law) subsequent to that quarter;
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
General Partner Interest
As of December 31, 2021, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest in us (269,457,304 common units), as well as 50,782,904 Series A Preferred Units. Further, under the Partnership’s Second Amended and Restated Agreement of Limited Partnership, effective as of April 1, 2020, our general partner or its assignee agreed to waive a portion of the distributions that would otherwise have been payable on the common units issued to SPLC as part of the April 2020 Transaction (as defined in Note 3 — Acquisitions and Other Transactions of this report), in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021.
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

Partnership Overview
We own, operate, develop and acquire pipelines and other midstream assets and logistic assets. As of December 31, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.
For a description of our assets, please see Part I, Items 1 and 2 — Business and Properties of this report.
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
•Credit Facilities. On March 16, 2021, we entered into a ten-year fixed rate credit facility with Shell Treasury Center (West) Inc. (“STCW”) with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021, and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. The Five Year Fixed Facility automatically terminated in connection with the prepayment. Separately, on June 30, 2021, Zydeco terminated the 2019 Zydeco Revolver with STCW. As a result of the May 2021 Transaction in which our ownership interest in Zydeco increased to 100%, the 2019 Zydeco Revolver is no longer needed.

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

Notable 2021 and certain anticipated 2022 impacts to net income and CAFD include:

•Hurricane. As a result of Hurricane Ida, we experienced downtime across various pipeline assets and incurred remediation costs related to our assets in the Gulf of Mexico and onshore in southeastern Louisiana. As a result of these outages and repairs, we incurred an impact to both net income and CAFD of approximately $40 million and $15 million in the third and fourth quarters, respectively, of 2021.

•Planned Turnarounds. Certain offshore connected producers have had planned turnarounds during 2021. The impact to both net income and CAFD from this turnaround activity was approximately $4 million during 2021. Further, we anticipate planned turnaround activity in 2022 to be approximately $20 million.

•Colonial Dividend. Colonial is currently involved in a rate case with the Federal Energy Regulatory Commission (the “FERC”) that, depending upon the outcome, could negatively impact our net income and CAFD. Considering the rate case, as well as other factors impacting Colonial’s business, the board of directors of Colonial elected not to declare a dividend for each of the three months ended June 30, 2021, September 30, 2021 and December 31, 2021.

•Colonial Impairment. During the fourth quarter of 2021, Colonial recorded an impairment, of which our share was approximately $44 million, that negatively impacted our income from equity method investments and net income.

The broader market environment for our customers was extremely challenging in 2020, and impacted worldwide demand for oil and gas and increased downward pressure on oil prices. Although we are still dealing with the continuing effects of the COVID-19 pandemic, we have seen oil prices rise significantly in 2021. However, the responses of oil and gas producers to the changes in both the demand for and price of oil and natural gas are constantly evolving and remain uncertain. The MLP market has also changed significantly, and capital for high growth fueled by dropdown activity continues to be constrained. We are fortunate that Shell has provided us favorable loan and equity terms, allowing us flexibility to acquire high quality assets from our affiliates. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and the organic growth of our business.

Executive Overview
Net income was $568 million and net income attributable to the Partnership was $556 million in 2021. We generated cash from operations of $612 million. As of December 31, 2021, we had cash and cash equivalents of $361 million, total debt of $2,692 million and unused capacity under our revolving credit facilities of $866 million.
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

Over the past year and a half, our business, as well as the market and economy as a whole, have experienced unprecedented volatility and uncertainty. Even with these challenges, our assets have largely continued to deliver solid results that have allowed us to execute our business strategies. The conflicts committee appointed by the board of directors of our general partner is currently considering a non-binding, preliminary proposal letter from SPLC to acquire all of the Partnership’s issued and outstanding common units not already owned by SPLC or its affiliates (the “Proposal”). Refer to Note 16 – Subsequent Event(s) – Take Private Proposal in the Notes to the Consolidated Financial Statements included in Part II, Item 8 for additional information.

In the event the transactions contemplated by the Proposal are not consummated, we will continue to evaluate and pursue acquisitions of complementary assets from Shell, as well as from third parties, to the extent that these acquisitions are supported by market conditions at the time the opportunity arises and would provide benefit to the Partnership and unitholders. Given the size and scope of Shell’s footprint, and its significant ownership interest in us, we anticipate that acquisitions from Shell may provide opportunities for further growth in the future.

To the extent the transactions contemplated by the Proposal are not consummated, identifying and executing acquisitions will remain a key part of our strategy. However, if we do not make acquisitions on economically acceptable terms or if we incur a substantial amount of debt in connection with the acquisitions, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our available cash. Our ability to obtain financing or access capital markets may also directly impact our ability to continue to pursue strategic acquisitions. The level of current market demand for equity issued by MLPs may make it more challenging for us to fund our acquisitions with the issuance of equity in the capital markets.

However, we believe our balance sheet offers us flexibility, providing us other financing options such as hybrid securities, purchases of common units by Shell and debt. While we expect to retain this flexibility, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and organic growth of our business.
How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) revenue (including pipeline loss allowance (“PLA”) from contracted capacity and throughput); (ii) operations and maintenance expenses (including capital expenses); (iii) net income attributable to the Partnership; (iv) Adjusted EBITDA (defined below); and (v) CAFD.
Contracted Capacity and Throughput
The amount of revenue our assets generate primarily depends on our transportation and storage services agreements with shippers and the volumes of crude oil, refinery gas and refined products that we handle through our pipelines, terminals and storage tanks.
The commitments under our transportation, terminaling and storage services agreements with shippers and the volumes we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. The COVID-19 pandemic continues to cause significant disruptions in the U.S. economy and financial and energy markets. Responses of oil and gas producers to the changes in demand for, and price of, oil and natural gas are constantly evolving and unpredictable.

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

Our management seeks to maximize our profitability by effectively managing operations and maintenance expenses. For example, we, along with our Parent, started an initiative in 2020 to reduce operational costs. Some of these activities, such as re-scoping and/or deferring projects, evaluating third-party service contracts and reducing the use of contractors, have directly benefited, and we expect will continue to directly benefit, our assets and their contribution to our net income. Other activities, such as the streamlining of structure and processes at the Parent level, have resulted, and we expect will continue to result, in a reduction of certain costs and fees for which we reimburse and pay SPLC. While cost effectiveness has always been a focus of the business, it is of increased importance given the current operating environment.

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
The definition of CAFD was updated for the second quarter of 2020 due to the closing of the April 2020 Transaction (as defined in Note 3 — Acquisitions and Other Transactions in this report), which resulted in part in the transfer of the Norco Assets to be accounted for as a failed sale leaseback under Accounting Standards Codification (“ASC”) Topic 842, Leases (the “lease standard”). As a result, the Partnership recognized financing receivables from SOPUS and Shell Chemical LP (“Shell Chemical”). These assets impact CAFD since principal payments on the financing receivables are not included in net income. As a result, such principal and interest payments on the financing receivables have been included as an adjustment to CAFD since the second quarter of 2020. Also, as partial consideration for the April 2020 Transaction, SPLC received 50,782,904 Series A Preferred Units. The distributions on these Series A Preferred Units have been deducted from CAFD since the second quarter of 2020.
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

One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”). While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics, as well as U.S. exports.

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
Changes in Customer Contracting
We generate a portion of our revenue under long-term transportation service agreements with shippers, including ship-or-pay agreements and life-of-lease transportation agreements, some of which provide a guaranteed return, and storage service agreements with marketers, pipelines and refiners. Historically, the commercial terms of these long-term transportation and storage service agreements have mitigated volatility in our financial results by limiting our direct exposure to reductions in volumes due to supply or demand variability. Our business could be negatively affected if we are unable to renew or replace our contract portfolio on comparable terms, or by sustained downturns or sluggishness in commodity prices or the economy in general. Our business is also impacted by shifts in supply and demand dynamics, the mix of services requested by our pipeline customers, competition and changes in regulatory requirements affecting our operations. Other factors that can have an effect on our performance include asset integrity or customer interruptions, natural disasters (such as Hurricane Ida) or other events that could lead customers or connecting carriers to invoke force majeure or other defenses to avoid contractual performance.

As contracts expire, there are several ways in which the associated revenue could be replaced in the future, such as through re-contracting or spot shipments, the outcome of which will be dependent on market and customer dynamics. The market environment at any given time will dictate the rates, terms and duration of agreements that shippers are willing to enter into, as well as the contracts that best satisfy the needs of our business and that will maximize earnings. As we have grown and broadened our business over the past several years, we have benefited from shifting our reliance away from the results of any one asset. For example, while Zydeco continues to serve an important market, and we strive to maximize the long-term value of the system to both shippers and the pipeline, we have diversified, and will continue to diversify, our risk across products, customers and geographies.
Changes in Commodity Prices and Customers’ Volumes
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. During 2020, the demand for, and price of, oil and natural gas decreased significantly due to the effects of the COVID-19 pandemic and the resulting governmental regulations and travel restrictions aimed at slowing the spread of the virus. Throughout 2021, many of these restrictions were tempered, with several being lifted altogether. While we saw an increase in both the demand for and price of crude oil in 2021, it is not without continued volatility. Current global geopolitical and economic uncertainty continues to contribute to future volatility in financial and commodity markets. For example, the stalemate among OPEC members and no-operating non-OPEC resource holders (the “OPEC+ alliance”), which ultimately ended in mid-2021, was resolved when the OPEC+ alliance agreed to phase out the COVID-19 production cuts from August 2021 to December 2022. We expect that the OPEC+ alliance decision will cause the crude oil market to remain relatively tight in the near and medium-term, as this increased production will likely align with the higher global demand.

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

Certain of our assets benefit from long-term fee-based arrangements and are strategically positioned to connect crude oil volumes originating from key onshore and offshore production basins to the Texas and Louisiana refining markets, where demand for throughput has remained strong. Historically, with the exception of the impacts of the COVID-19 pandemic, we have not experienced a material decline in throughput volumes on our crude oil pipeline systems as a result of lower crude oil prices. If crude oil prices drop to lower levels for a sustained period due to the continuing effects of the COVID-19 pandemic or other factors, we will see a reduction in our transportation volumes if production coming into our systems is deferred and our associated allowance oil sales decrease. Our customers may also experience liquidity and credit problems or other unexpected events, which could cause them to default, defer development or repair projects, avoid our contracts in bankruptcy, invoke force majeure clauses or other defenses to avoid contractual performance or renegotiate our contracts on terms that are less attractive to us or impair their ability to perform under our contracts.

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
Other Changes in Customers’ Volumes
Onshore crude transportation volumes were down in 2021 versus 2020 primarily as a result of the closure of the Convent refinery at the end of 2020, which caused a significant decrease in non-mainline volumes in 2021, as well as the negative impacts of Hurricane Ida. This decrease was partially offset by fewer impacts from the COVID-19 pandemic in 2021 as compared to 2020.

Offshore crude transportation volumes were down in 2021 versus 2020 primarily due to storm related outages.

Onshore terminaling and storage volumes increased in 2021 versus 2020 due to a continued increase in local refinery demand in the mid-continent.
Major Maintenance Projects
During 2021, our maintenance capital expenditures were routine in nature and did not relate to any major project.

For expected capital expenditures in 2022, refer to Capital Resources and Liquidity — Capital Expenditures and Investments.

Major Expansion Projects
The Mars system is expanding to address growing production volumes in the Gulf of Mexico regions served by Mars. Two major milestones were reached in 2021 with the placement of the pump module on the platform and the execution of definitive agreements with producers. SPLC has elected to fund the installation of the equipment necessary to enable greater throughput volumes on the system, but the revenue associated with increased throughput volumes will benefit Mars. It is expected that the project will be fully operational with incremental growth volumes arriving into the Mars system in 2022.

Over the course of the next few years, we are considering expanding the Auger corridor in order to position the system to capture potential growth volumes in that region of the Gulf of Mexico.

We intend to expand our Lockport facility to accommodate expected additional volumes coming into the Midwest region. This expansion is pending the completion of certain commercial agreements.
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
Competition
Our pipeline systems compete primarily with other interstate and intrastate pipelines and with marine and rail transportation. Some of our competitors may expand or construct transportation systems that would create additional competition for the services we provide to our customers. For example, newly constructed transportation systems in the onshore Gulf of Mexico region may increase competition in the markets where our pipelines operate. In addition, future pipeline transportation capacity could be constructed in excess of actual demand in the market areas we serve, which could reduce the demand for our services, and could lead to the reduction of the rates that we receive for our services. While we do see some variation from quarter-to quarter resulting from changes in our customers’ demand for transportation, we have historically been able to partially mitigate this risk with the longer-term, fixed rate nature of several of our contracts.

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
We have a 16.125% ownership interest in Colonial, which owns and operates a pipeline that runs throughout the southern and eastern United States (the “Colonial pipeline”). On May 7, 2021, the computerized equipment managing the Colonial pipeline was the target of a cyberattack, and while Colonial proactively took certain systems offline to contain the threat, it paid a ransom in the form of cryptocurrency to regain control of the equipment. For additional information about cybersecurity risks and the cybersecurity programs and protocols we have in place to protect against those risks, see Part I, Items 1 and 2. Business and Properties – Information Technology and Cyber-security and Item 1A. Risk Factors – IT/Cyber-security/Data Privacy/Terrorism Risks in this report.

In May 2021, the Transportation Security Administration (“TSA”) issued a security directive, their initial regulatory response to the Colonial pipeline ransomware attack. The first security directive requires pipeline owners and operators to report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 12 hours of discovery, designate a cybersecurity coordinator to be available 24 hours a day, seven days a week, review current practices and identify any gaps and related remediation measures to address cyber-related risks and report the results to the TSA and CISA within 30 days.

In July 2021, the TSA issued a second security directive imposing additional obligations on owners and operators of TSA-designated critical pipelines. In addition to the requirements under the first directive, the second directive requires pipeline owners and operators to develop and implement specific mitigation measures to protect against ransomware attacks and other known threats to information technology and operational technology systems, and a cybersecurity contingency and recovery plan as well as to conduct cybersecurity assessments. We are in the process of reviewing these new directives.

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

In May 2021, Zydeco, Mars and LOCAP filed with the FERC to decrease rates subject to the FERC’s indexing adjustment methodology that were previously at their ceiling levels by 0.5812% starting on July 1, 2021 and are required by the January 20, 2022 rehearing order to recalculate their ceiling levels and file a rate reduction for any rates that exceed the recalculated ceiling to be effective March 1, 2022. Rate complaints are currently pending at the FERC in Docket Nos. OR18-7-002, et al. challenging Colonial’s tariff rates, its market power and its practices and charges related to transmix and product volume loss. A partial initial decision from the Administrative Law Judge was issued on December 1, 2021 finding that Colonial lacks the ability to exercise market power in the 90-county Gulf Coast geographic origin market, but no longer lacks the ability to exercise market power in the 16-county Tuscaloosa-Moundville geographic origin market. The partial initial decision also found that Colonial’s method of net recoveries of product loss is unjust and unreasonable and that Colonial should adopt a fixed allowance oil deduction for shortages in deliveries and determine the amount of reparations, if any, owed to shippers. This document is a recommendation to the FERC based on the facts surrounding the case, the law and FERC precedent. The FERC may decide to adopt the recommendations made or make different determinations. If the FERC adopts the partial initial decision in whole, in addition to the changes in product loss charges described above, which may adversely affect Colonial, Colonial’s rates in respect of the 16-county Tuscaloosa-Moundville geographic origin market will no longer be market-based and could be reduced. The parties to the case will be filing briefs to argue for or against the recommendations, which will be considered by the FERC in its ruling. The timing of such ruling is unknown. For the issues not covered by the initial decision, the deadline for the Administrative Law Judge to issue a partial initial decision covering those issues is April 29, 2022.

In 2020, the FERC commenced the five-year review of the oil pipeline rate index formula in Docket No. RM20-14-000. The FERC issued an initial order on December 17, 2020 adopting a new formula of PPI-FG plus 0.78% for the next five-year period commencing on July 1, 2021. On January 20, 2021, the FERC issued an order on rehearing revising the formula set in the December 17, 2020 order to PPI-FG minus 0.21%. The lower indexing adjustment resulted from the FERC adjusting the data set used to assess pipeline cost changes; taking into account the elimination of the income tax allowance and previously accrued accumulated deferred income tax balances for MLP-owned pipelines; and using updated cost data for 2014. The rehearing order requires pipelines to recalculate their rate ceiling levels using the PPI-FG minus 0.21% formula for the period July 1, 2021 to June 30, 2022. For any rate that exceeds the recalculated ceiling level, the pipeline is required to file a rate reduction with the

FERC to be effective March 1, 2022. The FERC’s order on rehearing is subject to potential judicial review. We do not expect these rate recalculations to have a material effect on our financial position, operating results or cash flows.

Results of Operations

	2021	2020	2019
Revenue	$556	$481	$503
Costs and expenses
Operations and maintenance	172	162	124
Cost of product sold	29	24	36
Loss from impairment of fixed assets and revision of ARO	3	—	2
General and administrative	51	56	60
Depreciation, amortization and accretion	50	50	49
Property and other taxes	19	20	17
Total costs and expenses	324	312	288
Operating income	232	169	215
Income from equity method investments	352	417	373
Dividend income from other investments	—	—	14
Other income	39	40	36
Investment, dividend and other income	391	457	423
Interest income	30	23	4
Interest expense	85	93	96
Income before income taxes	568	556	546
Income tax expense	—	—	—
Net income	568	556	546
Less: Net income attributable to noncontrolling interests	12	13	18
Net income attributable to the Partnership	$556	$543	$528
Preferred unitholder’s interest in net income attributable to the Partnership	48	36	—
General partner’s interest in net income attributable to the Partnership	—	55	147
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$508	$452	$381
Adjusted EBITDA attributable to the Partnership (1)	$720	$767	$730
Cash available for distribution attributable to the Partnership’s common unitholders (1)	$623	$658	$619
(1) For a reconciliation of Adjusted EBITDA and CAFD attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

Pipeline throughput (thousands of barrels per day) (1)	2021	2020	2019
Zydeco – Mainlines	595	577	657
Zydeco – Other segments	24	142	267
Zydeco total system	619	719	924
Amberjack total system	319	326	362
Mars total system	431	490	546
Bengal total system	321	429	511
Poseidon total system	261	290	265
Auger total system	58	74	77
Delta total system	229	211	258
Na Kika total system	65	40	39
Odyssey total system	114	119	145
Colonial total system	2,254	2,349	2,617
Explorer total system	572	474	650
Mattox total system (2)	98	71	62
LOCAP total system	740	960	1,172
Other systems	457	427	348

Terminals (3) (4)
Lockport terminaling throughput and storage volumes	246	223	228

Revenue per barrel ($ per barrel)
Zydeco total system (5)	$0.59	$0.49	$0.52
Amberjack total system (5)	2.31	2.37	2.37
Mars total system (5)	1.26	1.35	1.31
Bengal total system (5)	0.39	0.41	0.41
Auger total system (5)	1.72	1.28	1.43
Delta total system (5)	0.63	0.59	0.58
Na Kika total system (5)	1.01	0.91	0.80
Odyssey total system (5)	0.99	0.94	0.92
Lockport total system (6)	0.21	0.23	0.22
Mattox total system (7)	1.52	1.52	N/A (8)
(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Item I — Business and Properties — Our Assets and Operations.
(2) The actual delivered barrels for Mattox are disclosed in the above table for the comparative periods. However, Mattox is billed by monthly minimum quantity per dedication and transportation agreements entered into in April 2020. Based on the contracted volume determined in the agreements, the thousands of barrels per day (for revenue calculation purposes) for Mattox are 156 and 162 thousands of barrels per day for 2021 and 2020, respectively.
(3) Terminaling throughput is defined as the volume of delivered barrels and storage is defined as the volume of stored barrels.
(4) Refinery Gas Pipeline and our refined products terminals are not included above, as they generate revenue under transportation and terminaling service agreements, respectively, that provide for guaranteed minimum throughput.
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
(8) Mattox is billed at a fixed rate (see note above) per dedication and transportation agreements. The rates for 2019 are not applicable, as we only entered into these agreements in April 2020. These agreements do not apply to 2019.

Reconciliation of Non-GAAP Measures
The following tables present a reconciliation of Adjusted EBITDA and CAFD to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	2021	2020	2019
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$568	$556	$546
Add:
Loss from impairment of fixed assets and revision of ARO	3	—	2
Allowance oil reduction to net realizable value	—	8	1
Loss from adjustment of equity method investment basis difference (1)	2	—	—
Depreciation, amortization and accretion	65	61	49
Interest income	(30)	(23)	(4)
Interest expense	85	93	96
Income tax expense	—	—	—
Cash distribution received from equity method investments	432	541	466
Less:
Equity method distributions included in other income	39	37	33
Income from equity method investments (1)	354	417	373
Adjusted EBITDA (2)	732	782	750
Less:
Adjusted EBITDA attributable to noncontrolling interests	12	15	20
Adjusted EBITDA attributable to the Partnership	720	767	730
Less:
Series A Preferred Units distribution	48	36	—
Net interest paid by the Partnership (3)	85	93	92
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership	11	20	28
Add:
Principal and interest payments received on financing receivables	35	23	—
Net adjustments from volume deficiency payments attributable to the Partnership	—	17	(10)
2021 Transactions (4)	12	—	—
Reimbursements from Parent included in partners’ capital	—	—	19
Cash available for distribution attributable to the Partnership’s common unitholders	$623	$658	$619
(1) As a result of the impairment taken by Colonial in the fourth quarter of 2021, we wrote-off approximately $2 million of the unamortized basis difference related to our investment. These amounts are presented combined in Income from equity method investments in the Consolidated Statements of Income.
(2) Excludes principal and interest payments received on financing receivables.
(3) Amount represents both paid and accrued interest attributable to the period.
(4) Amount includes the one-time $10 million payment received as part of the May 2021 Transaction, as well as the cash received as part of the Auger Divestiture. Refer to Note 3 — Acquisitions and Other Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 for additional information.

	2021	2020	2019
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$612	$650	$597
Add:
Interest income	(30)	(23)	(4)
Interest expense	85	93	96
Income tax expense	—	—	—
Return of investment	48	91	66
Less:
Change in deferred revenue and other unearned income	10	24	(11)
Non-cash interest expense	1	1	1
Allowance oil reduction to net realizable value	—	8	1
Loss from adjustment of equity method investment basis difference (1)	2	—	—
Change in other assets and liabilities	(30)	(4)	14
Adjusted EBITDA (2)	732	782	750
Less:
Adjusted EBITDA attributable to noncontrolling interests	12	15	20
Adjusted EBITDA attributable to the Partnership	720	767	730
Less:
Series A Preferred Units distribution	48	36	—
Net interest paid by the Partnership (3)	85	93	92
Income taxes paid attributable to the Partnership	—	—	—
Maintenance capex attributable to the Partnership	11	20	28
Add:
Principal and interest payments received on financing receivables	35	23	—
Net adjustments from volume deficiency payments attributable to the Partnership	—	17	(10)
2021 Transactions (4)	12	—	—
Reimbursements from Parent included in partners’ capital	—	—	19
Cash available for distribution attributable to the Partnership’s common unitholders	$623	$658	$619
(1) As a result of the impairment taken by Colonial in the fourth quarter of 2021, we wrote-off approximately $2 million of the unamortized basis difference related to our investment. This amount is presented in Undistributed equity earnings in the Consolidated Statements of Cash Flows.
(2) Excludes principal and interest payments received on financing receivables.
(3) Amount represents both paid and accrued interest attributable to the period.
(4) Amount includes the one-time $10 million payment received as part of the May 2021 Transaction, as well as the cash received as part of the Auger Divestiture. Refer to Note 3 — Acquisitions and Other Transactions in the Notes to the Consolidated Financial Statements included in Part II, Item 8 for additional information.

The following discussion includes a comparison of our Results of Operations and Capital Resources and Liquidity — Cash Flows from Our Operations for 2021 and 2020. A discussion of changes in our Results of Operations and Capital Resources and Liquidity — Cash Flows from Our Operations from 2019 to 2020 has been omitted from the Form 10-K, but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.

2021 Compared to 2020

Revenues
Total revenue increased by $75 million in 2021 as compared to 2020, comprised of increases of $38 million in transportation services revenue, $21 million in terminaling services revenue and $18 million attributable to product revenue, partially offset by decreases of $1 million in lease revenue and $1 million in storage service revenue.

Transportation services revenue increased primarily due to higher throughput on Pecten as a result of new volumes coming online from tiebacks in 2021, as well as a temporary shift in the shipping routes in early 2021 on certain Pecten assets. Additionally, there was an increase in transportation services revenue on Zydeco in 2021 versus 2020 related to the committed contracts entered into in mid-2021, as well as from spot shipment activity. Further, transportation services revenue in 2020 had greater impacts from the COVID-19 pandemic than we experienced in 2021. This increase in revenue in 2021 was partially offset by downtime associated with hurricane activity in 2021.

Terminaling services revenue increased primarily due to the recognition of revenue related to the service components of the new terminaling services agreements for the Norco Assets acquired in April 2020.

Product revenue increased by $18 million due to an increase in the volume of allowance oil sold, as well as an increase in the market price of those sales, for certain of our onshore and offshore crude pipelines in 2021 as compared to 2020.

Lease revenue decreased as a result of the sale of the Anacortes Assets in 2021.

Storage service revenue decreased in 2021 as compared to 2020 as crude prices increased, which resulted in a move away from a contango market and therefore lower storage volumes.

Costs and Expenses
Total costs and expenses increased by $12 million in 2021 primarily due to the increases of $10 million in operations and maintenance expenses, $5 million in cost of products sold and $3 million of loss from the impairment of fixed assets incurred in 2021. These increases were partially offset by decreases of $5 million in general and administrative expenses and $1 million in property taxes.

Operations and maintenance expenses increased in 2021 as compared to 2020 mainly as a result of higher maintenance costs related to the Norco Assets acquired in April 2020.

Cost of product sold increased by approximately $13 million primarily due to higher sales of allowance oil in 2021 as compared to 2020, partially offset by a net realizable value adjustment on allowance oil inventory of approximately $8 million in 2020.

General and administrative expense decreased primarily due to higher professional fees related to the April 2020 Transaction and higher severance costs in 2020.

Property tax expense decreased as a result of a change in the appraisal methodology for certain assets amounting to approximately $3 million. This decrease was partially offset by an increase of approximately $2 million of property taxes associated with the acquisition of the Norco Assets in April 2020.

Investment, Dividend and Other Income
Investment, dividend and other income decreased by $66 million in 2021 as compared to 2020. Income from equity method investments decreased by $65 million primarily due to lower earnings from several investments, most significantly from Colonial due to the impairment taken in the fourth quarter of 2021 and from Mars as a result of outages related to Hurricane Ida. These decreases were partially offset by the equity earnings associated with the acquisition of an interest in Mattox in April 2020 and higher earnings from Explorer. Other income decreased by $1 million related to lower distributions from Poseidon in 2021.

Interest Income and Expense
Interest income was $7 million higher mainly due to interest income related to the financing receivables recorded in connection with the Norco Assets. Interest expense decreased by $8 million due to lower interest rates in 2021 versus 2020 resulting fromthe ongoing effects of the COVID-19 pandemic on market interest rates.

Capital Resources and Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions. However, we cannot accurately predict the effects of the continuing COVID-19 pandemic on our capital resources and liquidity due to the current significant level of uncertainty. Our liquidity as of December 31, 2021 was $1,227 million, consisting of $361 million cash and cash equivalents and $866 million of available capacity under our credit facilities.

On April 1, 2020, we closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), which included the elimination of all the incentive distribution rights, the conversion of the economic general partner interest into a non-economic general partner interest and the establishment of the rights and preferences of the Series A Preferred Units in the Partnership’s Second Amended and Restated Agreement of Limited Partnership, effective as of April 1, 2020 (the “Second Amended and Restated Partnership Agreement”). Pursuant to the Partnership Interests Restructuring Agreement, the general partner (or its assignee) agreed to waive a portion of the distributions that would otherwise have been payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021. Refer to Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for more details.

On March 16, 2021, we entered into a ten-year fixed rate credit facility with STCW with a borrowing capacity of $600 million (the “2021 Ten Year Fixed Facility”). The 2021 Ten Year Fixed Facility bears an interest rate of 2.96% per annum and matures on March 16, 2031. The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021, and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. Refer to Note 8– Related Party Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for more details.

On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with Shell Treasury Center (West) Inc. (“STCW”), effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver had a borrowing capacity of $30 million maturing on August 6, 2024. On June 30, 2021, Zydeco entered into a termination of revolving loan facility agreement with STCW to terminate the 2019 Zydeco Revolver. Zydeco had not borrowed any funds under this facility, and therefore, no further obligations existed at the time of termination.

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

Credit Facility Agreements
As of December 31, 2021, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
2021 Ten Year Fixed Facility	$600	2.96%	March 16, 2031
Ten Year Fixed Facility	600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023 (1)	760	1.11%	July 31, 2023
Five Year Revolver due December 2022 (1)	1,000	1.12%	December 1, 2022
(1) These revolving credit facilities will expire in 2022 and 2023, respectively, and as such, we are currently assessing our options for renewal.

Borrowings under the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022 bear interest at the three-month LIBOR rate plus a margin or, in certain instances (including if LIBOR is discontinued), at an alternate interest rate as described in each respective revolver. LIBOR is being discontinued globally, and as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and once determined, will assess the financial impact, if any.

Our weighted average interest rate for 2021 and 2020 was 3.0% and 3.3%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $894 million as of December 31, 2021 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of December 31, 2021 and 2020, we were in compliance with the covenants contained in our credit facilities.

For definitions and additional information on our credit facilities, refer to Note 8 — Related Party Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Equity Issuances
As consideration for the April 2020 Transaction, the Partnership issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per unit, plus 160,000,000 newly issued common units. Refer to Note 11 — (Deficit) Equity in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional details.
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

Cash Flows from Our Operations
Operating Activities. We generated $612 million in cash flow from operating activities in 2021 compared to $650 million in 2020. The decrease in cash flows was primarily driven by lower equity investment income and distributions, primarily related to Colonial and Mars, as well as the timing of receipt of receivables and payment of accruals in 2021. This decrease was partially offset by an increase in net income related to the acquisition of the Norco Assets and an interest in Mattox in April 2020.

Investing Activities. Our cash flow provided by investing activities was $45 million in 2021 compared to $64 million in 2020.
The decrease in cash flow provided by investing activities was primarily due to a lower return of investment and higher contribution to investment in 2021 compared to 2020. These decreases were partially offset by the transactions completed in 2021, as well as lower capital expenditures in 2021 compared to 2020.

Financing Activities. Our cash flow used in financing activities was $616 million in 2021 compared to $684 million in 2020. The decrease in cash flow used in financing activities was primarily due to decreased distributions paid to unitholders in 2021 compared to 2020, lower distributions to noncontrolling interests in 2021 as a result of acquiring the remaining ownership interest in Zydeco as part of the May 2021 Transaction, higher receipt of principal payments on financing receivables related to the Norco Assets in 2021 and the payment of equity issuance costs in 2020. These decreases were partially offset by the payment of a one-time prepayment fee related to a credit facility in 2021.

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

We incurred capital expenditures of $12 million, $22 million and $35 million for 2021, 2020 and 2019, respectively. The decrease in capital expenditures from 2020 to 2021 is primarily due to the completion of Zydeco pipeline exposure replacement project at Bessie Heights in 2020, partially offset by a contribution to investment in 2021.

A summary of our capital expenditures is shown in the table below:

	2021	2020	2019
Expansion capital expenditures	$—	$1	$10
Maintenance capital expenditures	11	26	28
Total capital expenditures paid	11	27	38
Increase (decrease) in accrued capital expenditures	1	(5)	(3)
Total capital expenditures incurred	$12	$22	$35
Contributions to investment	$4	$—	$25
We expect total capital expenditures and investments to be approximately $60 million for 2022, a summary of which is shown in table below:

	Actual Capital Expenditures	Expected Capital Expenditures
	2021	2022
Expansion capital expenditures
Pecten	$—	$12
Total expansion capital expenditures incurred	—	12
Maintenance capital expenditures
Zydeco	6	6
Pecten	2	2
Triton	2	4
Odyssey	2	33
Total maintenance capital expenditures incurred	12	45
Contributions to investment	4	3
Total capital expenditures and investments	$16	$60

Expansion and Maintenance Expenditures
There were no expansion capital expenditures for 2021. For 2022, we expect Pecten’s expansion capital expenditure to be approximately $12 million, of which approximately $8 million is for the intended expansion of the Lockport terminal and $4 million is for the potential expansion of the Auger corridor.

Zydeco’s maintenance capital expenditures for 2021 were $6 million, primarily for an upgrade of the motor control center at Houma, as well as various other maintenance projects. We expect Zydeco’s maintenance capital expenditures to be approximately $6 million for 2022, of which approximately $4 million is related to Houma tank maintenance projects and $1 million is related to the upgrade of the motor control center at Houma. The remaining maintenance capital expenditure is related to other routine maintenance.

Pecten’s maintenance capital expenditures for 2021 were $2 million for various maintenance projects. We expect Pecten’s maintenance capital expenditures to be approximately $2 million in 2022, of which $1 million is related to helideck maintenance on the Auger system and $1 million is related to Lockport tank maintenance.

Triton’s maintenance capital expenditures for 2021 were $2 million related to various maintenance projects. We expect Triton’s maintenance capital expenditures to be approximately $4 million in 2022, of which approximately $1 million is related to the Seattle dock line repair and approximately $1 million is related to a control center integration project for Portland. The remaining maintenance capital expenditure is related to various other routine maintenance projects.

Odyssey’s maintenance capital expenditures for 2021 were $2 million related to a project at MP289C to re-route the pipeline around the platform. We expect Odyssey’s maintenance capital expenditures to be approximately $33 million in 2022 related to this pipeline re-route project.

There were no maintenance capital expenditures for Sand Dollar for 2021, and we do not expect any maintenance capital expenditures for Sand Dollar in 2022.

We anticipate that both maintenance and expansion capital expenditures for 2022 will be funded primarily with cash from operations.
Capital Contributions
In accordance with the Member Interest Purchase Agreement dated October 16, 2017 pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by supermajority (75%) vote of the members. We made capital contributions of approximately $4 million in 2021, and expect to make capital contributions of approximately $3 million in 2022.
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

Long-Lived Assets
We consider the recoverability of carrying values of long-lived assets to be a key estimate. Such estimate could be significantly modified. The carrying values of long-lived assets could be impaired by significant changes or projected changes in supply and demand fundamentals of oil, natural gas, refinery gas or refined products (which could have a negative impact on operating rates or margins), new technological developments, new competitors, adverse changes associated with the U.S. and global economies and with governmental actions. We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including when negative conditions such as significant current or projected operating losses exist. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our businesses. When necessary, the determination of the amount of impairment is based on quoted market prices, if available, or on our judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. Actual impairment losses incurred could vary significantly from amounts estimated. Long-lived assets assessed for impairment are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Additionally, future events could cause us to conclude that impairment indicators exist and that associated long-lived assets of our businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

As of and for the year ended December 31, 2021, we did not identify any other-than-temporary impairment related to our equity method investments. However, if the facts and circumstances change in the near-term and indicate a loss in value that is other-than-temporary, we will re-evaluate whether the carrying amount of our equity method investments may not be recoverable.
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

As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2021 and 2020.

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

April 2020 Transaction Fair Value
In connection with the April 2020 Transaction, we utilized the services of independent valuation specialists to determine the fair value of the total consideration, as well as the fair values of the Mattox Transaction, the Norco Transaction, and the GP/IDR Restructuring as of April 1, 2020. Because the components of the April 2020 Transaction were entered in contemplation of each other and were transactions among entities under common control, the fair values of the April 2020 Transaction were used solely for the purpose of allocating a portion of the total consideration on a relative fair value basis to the Norco Transaction. The Partnership issued 50,782,904 Series A Preferred Units and 160,000,000 newly issued common units to SPLC as consideration for the April 2020 Transaction. See Note 3 — Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for additional details and definitions of the defined terms used in this discussion.

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

Relative Stand -Alone Selling Price
We allocate the arrangement consideration between the components of the contract assets in the Norco Transaction based on the relative stand-alone selling price (“SASP”) of each component in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Partnership established the stand-alone selling price for the financing components based off an expected return on the assets being financed. The Partnership established the SASP for the service components using an expected cost-plus margin approach based on the Partnership’s forecasted costs of satisfying the performance obligations plus an appropriate margin for the service. The SASP is used to allocate the annual terminaling service agreement payments between the principal payments and interest income on the financing receivables (financing components) and terminaling service revenue (service components). The key assumptions include forecasts of the future operation and maintenance costs and major maintenance costs and the expected margin with respect to the service components and the expected return on the assets with respect to the financing components.

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
Our long-term transportation agreements and tariffs for crude oil shipments include PLA. The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit, otherwise we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 6%, 4% and 6% of our total revenue in 2021, 2020 and 2019, respectively, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of both December 31, 2021 and December 31, 2020, the Partnership had $894 million in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1 million for both 2021 and 2020. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor interest rate exposure.

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

Other Market Risks

We may also have risk associated with changes in policy or other actions taken by the FERC. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting our Business and Outlook — Regulation” for additional information.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SHELL MIDSTREAM PARTNERS, L.P.

Report of Independent Registered Public Accounting Firm

To the Unitholders of Shell Midstream Partners, L.P. and the Board of Directors of Shell Midstream Partners GP LLC

Opinion on Internal Control Over Financial Reporting

We have audited Shell Midstream Partners, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shell Midstream Partners, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Shell Midstream Partners, L.P. as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, cash flows and changes in (deficit) equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Unitholders of Shell Midstream Partners, L.P. and the Board of Directors of Shell Midstream Partners GP LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shell Midstream Partners, L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Presentation and Disclosure of Related Party Transactions

Description of the Matter
As described in Note 4 to the consolidated financial statements, the Partnership has material amounts of related party transactions as it regularly transacts with Shell plc and its affiliates (“Shell”) in the normal course of business.

Auditing the presentation and disclosure of these related party transactions was challenging due to the large volume of transactions that Shell has with the Partnership’s business, specifically as it relates to revenue earned from providing transportation, terminaling, and storage services, direct and allocated expenses charged from Shell for services provided under operating and administrative management agreements, and fees charged for general and administrative services provided by Shell.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s process of identifying and disclosing related party transactions.

To test the appropriateness of related party disclosures, we performed procedures to test material related party account activity and account balances including, among others, testing the related and third party classification of transactions in transportation, terminaling and storage services revenue, accounts receivable, operations and maintenance expenses, general and administrative expenses, accounts payable and accrued liabilities by inspecting source documentation and evaluating the aggregation and presentation of related party financial statement line items.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2016.

Houston, Texas
February 24, 2022

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$361	$320
Accounts receivable – third parties, net	16	20
Accounts receivable – related parties	40	21
Allowance oil	22	9
Prepaid expenses	26	24
Total current assets	465	394
Equity method investments	974	1,013
Property, plant and equipment, net	654	699
Operating lease right-of-use assets	3	4
Other investments	2	2
Contract assets – related parties	218	233
Other assets – related parties	2	2
Total assets	$2,318	$2,347
LIABILITIES
Current liabilities
Accounts payable – third parties	$4	$5
Accounts payable – related parties	17	16
Deferred revenue – third parties	2	4
Deferred revenue – related parties	31	19
Accrued liabilities – third parties	11	10
Accrued liabilities – related parties	24	28
Debt payable – related party	400	—
Total current liabilities	489	82
Noncurrent liabilities
Debt payable – related party	2,292	2,692
Operating lease liabilities	4	4
Finance lease liabilities	23	24
Deferred revenue and other unearned income	3	3
Total noncurrent liabilities	2,322	2,723
Total liabilities	2,811	2,805
Commitments and Contingencies (Note 15)
(DEFICIT) EQUITY
Preferred unitholders (50,782,904 units issued and outstanding as of both December 31, 2021 and December 31, 2020)	(1,059)	(1,059)
Common unitholders – public (123,832,233 units issued and outstanding as of both December 31, 2021 and December 31, 2020)	3,354	3,382
Common unitholder – SPLC (269,457,304 units issued and outstanding as of both December 31, 2021 and December 31, 2020)	(2,488)	(2,497)
Financing receivables – related parties	(293)	(298)
Accumulated other comprehensive loss	(8)	(9)
Total partners’ deficit	(494)	(481)
Noncontrolling interests	1	23
Total deficit	(493)	(458)
Total liabilities and deficit	$2,318	$2,347

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	2021	2020	2019

	(in millions of dollars, except per unit data)
Revenue
Transportation, terminaling and storage services – third parties	$151	$123	$143
Transportation, terminaling and storage services – related parties	312	282	264
Product revenue – third parties	1	—	5
Product revenue – related parties	36	19	35
Lease revenue – related parties	56	57	56
Total revenue	556	481	503
Costs and expenses
Operations and maintenance – third parties	48	48	65
Operations and maintenance – related parties	124	114	59
Cost of product sold	29	24	36
Loss from impairment of fixed assets and revision of ARO	3	—	2
General and administrative – third parties	6	7	11
General and administrative – related parties	45	49	49
Depreciation, amortization and accretion	50	50	49
Property and other taxes	19	20	17
Total costs and expenses	324	312	288
Operating income	232	169	215
Income from equity method investments	352	417	373
Dividend income from other investments	—	—	14
Other income	39	40	36
Investment, dividend and other income	391	457	423
Interest income	30	23	4
Interest expense	85	93	96
Income before income taxes	568	556	546
Income tax expense	—	—	—
Net income	568	556	546
Less: Net income attributable to noncontrolling interests	12	13	18
Net income attributable to the Partnership	$556	$543	$528
Preferred unitholder’s interest in net income attributable to the Partnership	48	36	—
General partner’s interest in net income attributable to the Partnership	—	55	147
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$508	$452	$381

Net income per Limited Partner Unit - Basic and Diluted:
Common - basic	$1.29	$1.28	$1.66
Common - diluted	$1.25	$1.25	$1.66
Distributions per Limited Partner Unit	$1.36	$1.84	$1.75

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units - public - basic	123.8	123.8	123.8
Common units - SPLC - basic	269.5	229.7	105.4
Common units - public - diluted	123.8	123.8	123.8
Common units - SPLC - diluted	320.3	267.9	105.4
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2021	2020	2019

	(in millions of dollars)
Net income	$568	$556	$546
Other comprehensive gain (loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	1	(1)	(2)
Comprehensive income	$569	$555	$544
Less comprehensive income attributable to:
Noncontrolling interests	12	13	18
Comprehensive income attributable to the Partnership	$557	$542	$526

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2021	2020	2019

	(in millions of dollars)
Cash flows from operating activities
Net income	$568	$556	$546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	50	50	49
Amortization of contract assets - related parties	15	11	—
Loss from impairment of fixed assets and revision of ARO	3	—	2
Non-cash interest expense	1	1	1
Allowance oil reduction to net realizable value	—	8	1
Undistributed equity earnings	(5)	(4)	(6)
Changes in operating assets and liabilities
Accounts receivable	(15)	—	7
Allowance oil	(13)	(6)	—
Prepaid expenses and other assets	(1)	(7)	—
Accounts payable	1	7	2
Deferred revenue and other unearned income	10	24	(11)
Accrued liabilities	(2)	10	6
Net cash provided by operating activities	612	650	597
Cash flows from investing activities
Capital expenditures	(11)	(27)	(38)
Acquisitions from Parent	—	—	(90)
May 2021 Transaction	10	—	—
Contributions to investment	(4)	—	(25)
Return of investment	48	91	66
Auger Divestiture	2	—	—
Net cash provided by (used in) investing activities	45	64	(87)
Cash flows from financing activities
Payment of equity issuance costs	—	(2)	—
Borrowings under credit facilities	—	—	600
Capital distributions to general partner	—	—	(510)
Distributions to noncontrolling interests	(12)	(16)	(17)
Distributions to unitholders and general partner	(606)	(670)	(519)
Other contributions from Parent	—	2	19
Prepayment fee on credit facility	(2)	—	—
Receipt of principal payments on financing receivables	5	3	—
Repayment of principal on finance leases	(1)	(1)	(1)
Net cash used in financing activities	(616)	(684)	(428)
Net increase in cash and cash equivalents	41	30	82
Cash and cash equivalents at beginning of the period	320	290	208
Cash and cash equivalents at end of the period	$361	$320	$290

Supplemental Cash Flow Information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$1	$(5)	$(3)
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	General Partner SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2018	$—	$3,459	$(198)	$(3,543)	$—	$—	$25	$(257)
Impact of change in accounting policy (Note 5)	—	(4)	(5)	—	—	—	—	(9)
Net income	—	204	177	147	—	—	18	546
Other contributions from Parent	—	—	—	25	—	(6)	—	19
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Distributions to unitholders and general partner	—	(209)	(177)	(133)	—	—	—	(519)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17)	(17)
June 2019 Acquisition	—	—	—	(510)	—	—	—	(510)
Balance as of December 31, 2019	$—	$3,450	$(203)	$(4,014)	$—	$(8)	$26	$(749)
Net income	36	160	292	55	—	—	13	556
Other contributions from Parent	—	—	2	—	—	—	—	2
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Distributions to unitholders and general partner	(24)	(228)	(308)	(110)	—	—	—	(670)
Distributions to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Principal repayments on financing receivables	—	—	—	—	3	—	—	3
April 2020 Transaction	(1,071)	—	(2,280)	4,069	(301)	—	—	417
Balance as of December 31, 2020	$(1,059)	$3,382	$(2,497)	$—	$(298)	$(9)	$23	$(458)
Net income	48	160	348	—	—	—	12	568
Other comprehensive income	—	—	—	—	—	1	—	1
Distributions to unitholders	(48)	(188)	(370)	—	—	—	—	(606)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Principal repayments on financing receivables	—	—	—	—	5	—	—	5
May 2021 Transaction	—	—	31	—	—	—	(22)	9
Balance as of December 31, 2021	$(1,059)	$3,354	$(2,488)	$—	$(293)	$(8)	$1	$(493)

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except as noted within the context of each note disclosure, the dollar amounts presented in the tabular data within these note disclosures are stated in millions of dollars.

1. Description of the Business and Basis of Presentation
Shell Midstream Partners, L.P. (“we,” “us,” “our,” “SHLX” or “the Partnership”) is a Delaware limited partnership formed by Shell plc on March 19, 2014 to own and operate pipeline and other midstream assets, including certain assets received from Shell Pipeline Company LP (“SPLC”) and its affiliates. We conduct our operations either through our wholly-owned subsidiary, Shell Midstream Operating LLC (the “Operating Company”), or through direct ownership. Our general partner is Shell Midstream Partners GP LLC (“general partner”). References to “Shell” or “Parent” refer collectively to Shell plc and its controlled affiliates, other than us, our subsidiaries and our general partner.

As of December 31, 2021, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership. See Note 3 — Acquisitions and Other Transactions and Note 11 — (Deficit) Equity for additional details.

Description of the Business
We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of December 31, 2021, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments and generate interest income from financing receivables on certain logistics assets. Our operations consist of one reportable segment.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects our ownership interests as of December 31, 2021:

SHLX Ownership
Pecten Midstream LLC (“Pecten”)	100.0%
Sand Dollar Pipeline LLC (“Sand Dollar”)	100.0%
Triton West LLC (“Triton”)	100.0%
Zydeco Pipeline Company LLC (“Zydeco”)(1)	100.0%
Mattox Pipeline Company LLC (“Mattox”)	79.0%
Amberjack Pipeline Company LLC (“Amberjack”) – Series A/Series B	75.0% / 50.0%
Mars Oil Pipeline Company LLC (“Mars”)	71.5%
Odyssey Pipeline L.L.C. (“Odyssey”)	71.0%
Bengal Pipeline Company LLC (“Bengal”)	50.0%
Crestwood Permian Basin LLC (“Permian Basin”)	50.0%
LOCAP LLC (“LOCAP”)	41.48%
Explorer Pipeline Company (“Explorer”)	38.59%
Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”)	36.0%
Colonial Enterprises, Inc. (“Colonial”)	16.125%
Proteus Oil Pipeline Company, LLC (“Proteus”)	10.0%
Endymion Oil Pipeline Company, LLC (“Endymion”)	10.0%
Cleopatra Gas Gathering Company, LLC (“Cleopatra”)	1.0%
(1) Prior to May 1, 2021, we owned a 92.5% ownership interest in Zydeco and SPLC owned the remaining 7.5% ownership interest. Effective May 1, 2021, SPLC transferred its 7.5% ownership interest to us as part of the May 2021 Transaction. Refer to Note 3 —Acquisitions and Other Transactions for additional information.
Basis of Presentation
Our consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying consolidated financial statements and related notes have been prepared under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, the single source of GAAP.
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
Regulation
Certain businesses are subject to regulation by various authorities including, but not limited to, the FERC. Regulatory bodies exercise statutory authority over matters such as construction, rates and ratemaking and agreements with customers.
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

Leases, Sale Leaseback
When entering into sale-leaseback transactions as a buyer-lessor, the requirements in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and all related accounting standards updates to such Topic (collectively, “the revenue standard”) are applied in determining whether the transfer of an asset shall be accounted for as a sale of the asset by assessing whether it satisfies a performance obligation under the contract by transferring control of an asset. If the seller-lessee transfers control of an asset to us, we account for the transfer of the asset as a purchase and recognize the transferred asset. The subsequent leaseback of the asset is accounted for in accordance with ASC Topic 842, Leases (the “lease standard”), in the same manner as any other lease. If the seller-lessee does not transfer the control of an asset to us, the failed sale-leaseback transaction is accounted for as a financing arrangement. Transactions in which control of an asset is not transferred are accounted for as financing receivables in accordance with ASC Topic 310, Receivables. Since the seller-lessee did not transfer the control of assets to us in the April 2020 Transaction (as defined in Note 3 — Acquisitions and Other Transactions below), we did not recognize the transferred assets, and instead they were accounted for as financing receivables. Receivables issued in exchange for the Partnership’s capital stock are presented as a component of the partners’ (deficit) equity. Since the Partnership issued common units and preferred units as consideration in exchange for the financing receivables in the April 2020 Transaction, we recorded the financing receivables as contra-equity. Refer to Note 3 — Acquisitions and Other

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions and Note 11 – (Deficit) Equity for additional details. We recognize interest income on the financing receivables on the basis of the imputed interest rate determined in accordance with ASC Topic 835, Interest.
Cash and Cash Equivalents
Our cash and cash equivalents includes cash and short-term highly liquid overnight deposits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable represent valid claims against customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. We establish provisions for losses on third-party accounts receivable due from shippers and operators based on current expected credit losses. As of December 31, 2021 and 2020, we did not have a material amount of allowance for doubtful accounts.
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
Property, Plant and Equipment
Our property, plant and equipment is recorded at its historical cost of construction or, upon acquisition, at either the fair value of the assets acquired or the historical carrying value to the entity that placed the asset in service. Expenditures for major renewals and betterments are capitalized while those minor replacement, maintenance and repairs that do not improve or extend asset life are expensed when incurred. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs. We capitalize interest on certain projects. For 2021, 2020 and 2019, the total amount of interest capitalized was immaterial.
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
In 2021, we recorded an impairment charge of approximately $3 million related to the divestment of the Auger pipeline. We determined that there were no asset impairments in 2020 or 2019.
Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for 2021, 2020 and 2019 was immaterial.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
We account for equity investments in entities where we do not have control or significant influence at fair value with changes in fair value recognized in net income when the fair value is readily determinable. For investments without readily determinable fair values, we carry such investments at cost less impairments, if any. These investments are remeasured either upon the occurrence of an observable price change or upon identification of impairment. These investments are reported as Other investments in our consolidated balance sheets and dividends received are reported in Dividend income from other investments in our consolidated income statements. Our equity investments which are accounted for at cost as they do not have readily determinable fair values, consist of:

	December 31, 2021		December 31, 2020
	Ownership	Amount	Ownership	Amount
Cleopatra	1.0%	$2	1.0%	$2

During the years ended December 31, 2021 and 2020, we did not identify the occurrence of an observable price change or an identification of impairment for these equity investments.
Asset Retirement Obligations
AROs represent contractual or regulatory obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Our AROs were zero as of both December 31, 2021 and 2020.

Our assets include pipelines and terminals that have contractual or regulatory obligations that will need to be settled at retirement. The settlement date of these obligations will depend mostly on the various supply sources that connect to our systems and the ongoing demand for usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future. As the settlement dates of obligations are indeterminate, there is not sufficient information to make a reasonable estimate of the ARO of our remaining assets as of December 31, 2021 and 2020.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For 2021, 2020 and 2019, the environmental cleanup costs incurred were immaterial. At both December 31, 2021 and 2020, the accruals for environmental clean-up costs pursuant to a Consent Decree issued in 1998 by the State of Washington Department of Ecology with respect to our products terminal located in Seattle, Washington were immaterial. The costs relate to ongoing groundwater compliance monitoring and other remedial activities. Refer to Note 4 — Related Party Transactions under the Omnibus Agreement (defined below) for additional details.

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
Net income per limited partner unit
Prior to the April 2020 Transaction, we used the two-class method when calculating the net income per unit applicable to limited partners as there were different participating securities included in the calculation – including common units, general partner units and incentive distribution rights (“IDRs”). After the April 2020 Transaction, the IDRs were eliminated, the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership and the newly issued Series A Preferred Units did not qualify as participating securities. Since the transaction occurred during 2020, the two-class method was still applied to the year-to-date calculation for the year 2020, but was not applied to calculations for any year-to-date calculation for the year 2021 or any quarterly periods beginning with the second quarter of 2020. See Note 11 — (Deficit) Equity for additional information.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
Standards Adopted as of January 1, 2021
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity. The update will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models may result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 for SEC filers, excluding smaller reporting companies. We elected to early adopt effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on our consolidated financial statements.

3. Acquisitions and Other Transactions

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

April 2020 Transaction

On April 1, 2020, we closed the following transactions (together referred to as the “April 2020 Transaction”):

•Pursuant to a Purchase and Sale Agreement dated as of February 27, 2020 (the “Purchase and Sale Agreement”) between the Partnership and Triton, SPLC, Shell GOM Pipeline Company LLC (“SGOM”), Shell Chemical LP (“Shell Chemical”) and SOPUS, we acquired 79% of the issued and outstanding membership interests in Mattox from SGOM (the “Mattox Transaction”), and SOPUS and Shell Chemical transferred to Triton, as a designee of the Partnership, certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana (such assets, the “Norco Assets,” and such transaction, the “Norco Transaction”); and
•Simultaneously with the closing of the transactions contemplated by the Purchase and Sale Agreement, we also closed the transactions contemplated by the Partnership Interests Restructuring Agreement with our general partner dated February 27, 2020 (the “Partnership Interests Restructuring Agreement”), pursuant to which we eliminated all of the IDRs and converted the 2% economic general partner interest in the Partnership into a non-economic general partner interest (the “GP/IDR Restructuring”). Our general partner or its assignee also agreed to waive a portion of the

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributions that would otherwise have been payable on the common units issued to SPLC as part of the April 2020 Transaction, in an amount of $20 million per quarter for each of four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021.

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

Mattox Transaction
We acquired 79% of the issued and outstanding membership interests in Mattox from SGOM. The acquisition was accounted for as a transaction among entities under common control on a prospective basis as an asset acquisition. As a result of the Mattox Transaction, we have significant influence, but not control, over Mattox and account for this investment as an equity method investment. As such, we recorded the acquired equity interests in Mattox at SGOM’s historical carrying value of $174 million, which is included in Equity method investments in our consolidated balance sheet as of December 31, 2021. See Note 5 —Equity Method Investments for additional details.

Norco Transaction
SOPUS and Shell Chemical transferred certain logistics assets at the Shell Norco Manufacturing Complex located in Norco, Louisiana, which are comprised of crude, chemicals, intermediate and finished product pipelines, storage tanks, docks, truck and rail racks and supporting infrastructure, to Triton, as a designee of the Partnership. The Partnership treated the transaction for accounting purposes as simultaneously leasing the Norco Assets back to SOPUS and Shell Chemical pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling services agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both payments are subject to annual Consumer Price Index (“CPI”) adjustments pursuant to an inflation escalation clause in each of the agreements, which provides that the annual payments increase on July 1 of each year commencing on July 1, 2021. On July 1, 2021, the annual payments were escalated by applying a CPI adjustment of 4.86%. After such escalation, the Partnership receives an annual net payment of $147 million, which is the total annual payment of $158 million, less $11 million related to the allocated utility costs from SOPUS.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued were assigned no book value because the cash consideration exceeded the historical carrying value of equity interests acquired. Accordingly, the units issued had no impact on partner capital accounts, other than changing ownership percentages.

As a result of the June 2019 Acquisition, we now have significant influence over both Explorer and Colonial and account for these investments as equity method investments. See Note 5 — Equity Method Investments for additional details.

4. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control. See Note 16 – Subsequent Event(s) – Take Private Proposal for additional information regarding the non-binding, preliminary proposal letter that the Board of Directors of our general partner (the “Board”) received from SPLC to acquire all of the Partnership’s issued and outstanding common units not already owned by SPLC or its affiliates.
Acquisition Agreements
Refer to Note 3 — Acquisitions and Other Transactions for a description of other applicable agreements.

Partnership Interests Restructuring Agreement
On February 27, 2020, we and our general partner entered into the Partnership Interests Restructuring Agreement, effective April 1, 2020, pursuant to which the IDRs were eliminated and the 2% general partner economic interest was converted into a non-economic general partner interest in the Partnership. See Note 3 — Acquisitions and Other Transactions for additional details.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017. Reimbursements settled in the years ended December 31, 2021, 2020 and 2019 were not material to our consolidated statements of income.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests
For Zydeco, there is no non-controlling interest as of December 31, 2021 as a result of the May 2021 Transaction. Refer to Note 3 — Acquisitions and Other Transactions for additional information. The noncontrolling interest for Zydeco consisted of SPLC’s 7.5% retained ownership interest as of December 31, 2020 and 2019. For Odyssey, noncontrolling interest consists of GEL Offshore Pipeline LLC’s (“GEL”) 29.0% retained ownership interest as of December 31, 2021, 2020 and 2019.
Other Related Party Balances
Other related party balances consist of the following:

	December 31,
	2021	2020
Accounts receivable	$40	$21
Prepaid expenses	23	22
Other assets	2	2
Contract assets (1)	218	233
Accounts payable (2)	17	16
Deferred revenue	31	19
Accrued liabilities (3)	24	28
Debt payable (4)	2,692	2,692
Finance lease liability	2	2
Financing receivables (1)	293	298
(1) Contract assets and Financing receivables were recognized in connection with the April 2020 Transaction. Refer to the section entitled “Sale Leaseback” below for additional details. Financing receivables were presented as a component of (deficit) equity.
(2) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(3) As of December 31, 2021, Accrued liabilities reflects $15 million of accrued interest and $9 million of other accrued liabilities. As of December 31, 2020, Accrued liabilities reflects $16 million of accrued interest and $12 million of other accrued liabilities. Other accrued liabilities are primarily related to the accrued operation and maintenance expenses on the Norco Assets.
(4) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2 million as of both December 31, 2021 and December 31, 2020.
Related Party Credit Facilities
We have entered into five credit facilities with STCW: the 2021 Ten Year Fixed Facility, the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023, and the Five Year Revolver due December 2022. On June 30, 2021, Zydeco entered into a termination of revolving loan facility agreement with STCW to terminate the 2019 Zydeco Revolver. See Note 8 — Related Party Debt for definitions and additional information regarding these credit facilities.
Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for 2021, 2020 and 2019 is disclosed in Note 12 — Revenue Recognition.

The following table shows related party expenses, including certain personnel costs, incurred by Shell and SPLC on our behalf that are reflected in the accompanying consolidated statements of income for the indicated periods. Included in these amounts, and disclosed below, is our share of operating and general corporate expenses, as well as the fees paid to SPLC under certain agreements.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021	2020	2019
Allocated operating expenses	$53	$45	$18
Major maintenance costs (1)	8	6	—
Insurance expense (2)	20	20	18
Other (3)	43	43	23
Operations and maintenance – related parties	$124	$114	$59

Allocated general corporate expenses	$25	$29	$28
Management Agreement fee	10	9	9
Omnibus Agreement fee	10	11	11
Other	—	—	1
General and administrative – related parties	$45	$49	$49

(1) Major maintenance costs are expensed as incurred in connection with the maintenance services of the Norco Assets. Refer to section entitled “Sale Leaseback” below for additional details.
(2) Prior to November 1, 2021, the majority of our insurance coverage was provided by a wholly owned subsidiary of Shell, with the remaining coverage provided by third-party insurers. After November 1, 2021, a third-party insurer provided and continues to provide the first 5% of our insurance coverage with the remaining coverage provided by an affiliate of Shell as a reinsurer.
(3) Other expenses primarily relate to salaries and wages, other payroll expenses and special maintenance.

For a discussion of services performed by Shell on our behalf, see Note 1 — Description of the Business and Basis of Presentation – Basis of Presentation – Expense Allocations.

Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for 2021, 2020 and 2019 was $5 million, $5 million and $6 million, respectively. Our share of defined contribution benefit plan costs was $2 million for each of 2021, 2020 and 2019. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties in the accompanying consolidated statements of income, depending on the nature of the employee’s role in our operations.

Severance
Severance expenses are included in either General and administrative – related parties or Operations and maintenance – related parties, depending on the nature of the employee’s role in our operations. We recorded voluntary and involuntary severance costs of $7 million in 2020. These costs for 2021 and 2019 were not material.
Equity and Other Investments
We have equity and other investments in various entities. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 5 — Equity Method Investments for additional details.
Reimbursements from Our General Partner
Historically, reimbursements received were primarily related to the directional drill project on the Zydeco pipeline system (the
“directional drill project”). As the directional drill project was completed at the end of 2019, the amounts incurred by the project in 2021 and 2020, and associated claims for reimbursement from our Parent, were both not material. In 2019, the amount incurred and claimed for reimbursement was $19 million. These reimbursements are included in Other contributions from Parent in the accompanying consolidated statements of cash flows and consolidated statements of (deficit) equity. For each of these periods, this amount reflects our proportionate share of the directional drill project costs and expenses.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale Leaseback
Pursuant to the terminaling services agreement entered into among Triton, SOPUS and Shell Chemical related to the Norco Assets acquired in the April 2020 Transaction (see Note 3 — Acquisitions and Other Transactions), the Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. The annual payments are subject to annual Consumer Price Index adjustments. See Note 12 — Revenue Recognition for additional details.

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

We recognize interest income on the financing receivables on the basis of an imputed interest rate of 11.1% related to SOPUS and 7.4% related to Shell Chemical. The following table shows the cash payments received for interest income and cash principal payments received on the financing receivables for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Cash payments received for interest income	$30	$20
Cash principal payments received on financing receivables	5	3

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
Equity method investments comprise the following as of the dates indicated:

	December 31,
	2021		2020
	Ownership	Amount	Ownership	Amount
Mattox	79.0%	$156	79.0%	$163
Amberjack – Series A / Series B	75.0% / 50.0%	359	75.0% / 50.0%	382
Mars	71.5%	150	71.5%	152
Bengal	50.0%	85	50.0%	88
Permian Basin	50.0%	80	50.0%	83
LOCAP	41.48%	15	41.48%	12
Explorer	38.59%	68	38.59%	73
Poseidon	36.0%	—	36.0%	—
Colonial	16.125%	32	16.125%	29
Proteus	10.0%	13	10.0%	14
Endymion	10.0%	16	10.0%	17
		$974		$1,013

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impacts to Equity Method Investments

Earnings from our equity method investments were as follows during the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Mattox (1)	$60	$45	$—
Amberjack	106	102	125
Mars	83	114	126
Bengal	9	18	24
Explorer (2)	61	44	41
Colonial (2)	18	75	40
Poseidon (3)	—	—	—
Other (4)	15	19	17
	$352	$417	$373
(1) We acquired an interest in Mattox in the April 2020 Transaction. The acquisition of this interest has been accounted for prospectively.
(2) We acquired additional interests in Explorer and Colonial in the June 2019 Acquisition. The acquisition of these interests has been accounted for prospectively.
(3) As stated below, the equity method of accounting has been suspended since early 2018 for Poseidon and excess distributions are recorded in Other income.
(4) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

For the years ended December 31, 2021, 2020 and 2019, distributions received from equity method investments were $433 million, $541 million and $466 million, respectively.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. The amortization is included in Income from equity method investments. As of December 31, 2021 and 2020, the unamortized basis differences included in our equity method investments were $75 million and $84 million, respectively. For the years ended 2021, 2020 and 2019, the net amortization expense was $9 million, $8 million and $6 million, respectively. Included in the net amortization expense for 2021 is a write-off of approximately $2 million of unamortized basis difference as a result of an impairment taken by Colonial.

Cumulatively, distributions received from Poseidon have been in excess of our investment balance and, therefore, the equity method of accounting has been suspended for this investment and the investment amount reduced to zero. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions of $39 million, $37 million and $33 million in Other income for the years ended December 31, 2021, 2020 and 2019, respectively. Once our cumulative share of equity earnings becomes greater than the cumulative amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Transactions
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no longer considered dividend income due to the change in the method of accounting. We recognize equity earnings for both Explorer and Colonial prospectively from the date of acquisition.

Significant Developments
•The board of directors of Colonial elected not to declare a dividend for each of the three months ended June 30, 2021, September 30, 2021 and December 31, 2021.

•During the fourth quarter of 2021, Colonial recorded an impairment, of which our share was approximately $44 million, that negatively impacted both our income from equity method investments and net income.

•Effective June 4, 2021, Amberjack executed an agreement to divest a small segment of the Amberjack pipeline that is no longer utilized nor deemed a material component in the operation of the pipeline. As a result of the divestment, Amberjack recorded an impairment charge of approximately $4 million during the second quarter of 2021. Our share of approximately $3 million impacted our Income from equity method investments in our consolidated statements of income. The remainder of the Amberjack pipeline continues to operate under its existing ownership structure.

•Under the lease standard, the adoption date for our equity method investments will follow the non-public business entity adoption date of January 1, 2020 for their stand-alone financial statements, with the exception of Permian Basin, which adopted on January 1, 2019. There has been no material impact on the Partnership’s consolidated financial statements as a result of the adoption of the lease standard by our equity method investees.

•On October 23, 2019, we entered into a Settlement Agreement with SPLC (the “Settlement Agreement”) with respect to the storage revenue reimbursement provision contained in the Purchase and Sale Agreement entered into in 2016 under which we acquired an additional 20% interest in Mars. Pursuant to this Purchase and Sale Agreement, SPLC had agreed to pay us up to $10 million if Mars inventory management fees do not meet certain levels for the calendar years 2017 through 2021. As a result of the Settlement Agreement, we received approximately $9 million during the fourth quarter of 2019 from SPLC that was recognized as an additional capital contribution.

Capital Contributions
We make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures. We made capital contributions to Permian Basin of approximately $4 million and $25 million in 2021 and 2019, respectively. We did not make any capital contributions in 2020.

Impairment Assessment
We assess our equity method investments for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred, if the loss is deemed to be other-than-temporary. When the loss is deemed to be other-than-temporary, the carrying value of the equity method investment is written down to fair value. We evaluated whether an impairment indicator existed as of December 31, 2021. Based on expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of our equity method investments. However, if the facts and circumstances change in the near-term and indicate a loss in value that is other-than-temporary, we will re-evaluate whether the carrying amount of our equity method investments may not be recoverable.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected balance sheet and income statement data reflects activity from the date of the acquisition.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2021
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox	$88	$12	$76	$76
Amberjack	271	66	205	203
Mars	211	91	120	120
Bengal	46	29	17	17
Explorer	405	178	227	165
Colonial	1,304	1,002	302	123
Poseidon	134	37	97	93
Other (1)	213	126	87	82

	As of December 31, 2021
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Mattox	$11	$195	$206	$—	$9	$197	$206
Amberjack	53	786	839	5	134	700	839
Mars	50	245	295	26	79	190	295
Bengal	28	164	192	11	—	181	192
Explorer	85	574	659	54	508	97	659
Colonial	695	3,008	3,703	307	3,503	(107)	3,703
Poseidon	18	167	185	8	232	(55)	185
Other (1)	33	871	904	43	459	402	904
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	For the Year Ended December 31, 2020
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox (1)	$66	$9	$57	$57
Amberjack	280	78	202	201
Mars	259	97	162	163
Bengal	65	30	35	35
Explorer	329	175	154	119
Colonial	1,395	660	735	473
Poseidon	147	36	111	105
Other (2)	220	123	97	88

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
	Current assets	Non-current assets	Total assets	Current liabilities	Non-current liabilities	Equity (deficit)	Total liabilities and equity (deficit)
Balance Sheets
Mattox (1)	$13	$204	$217	$—	$12	$205	$217
Amberjack	44	836	880	10	124	746	880
Mars	47	269	316	23	103	190	316
Bengal	33	161	194	7	—	187	194
Explorer	74	537	611	49	459	103	611
Colonial	501	3,105	3,606	245	3,508	(147)	3,606
Poseidon	31	176	207	10	238	(41)	207
Other (2)	35	920	955	56	486	413	955
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

6. Property, Plant and Equipment
Property, plant and equipment, net consists of the following as of the dates indicated:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31,
	Depreciable Life	2021	2020
Land	—	$12	$12
Building and improvements	10 - 40 years	45	47
Pipeline and equipment (1)	10 - 30 years	1,240	1,263
Other	5 - 25 years	35	34
		1,332	1,356
Accumulated depreciation and amortization (2)		(690)	(661)
		642	695
Construction in progress		12	4
Property, plant and equipment, net		$654	$699
(1) As of December 31, 2021 and 2020, includes cost of $366 million and $372 million, respectively, related to assets under operating    leases (as lessor). As of both December 31, 2021 and 2020, includes cost of $23 million related to assets under capital lease (as lessee).
(2) As of December 31, 2021 and 2020, includes accumulated depreciation of $155 million and $147 million, respectively, related to assets under operating leases (as lessor), which commenced in May 2017 and December 2017. As of December 31, 2021 and 2020, includes accumulated depreciation of $9 million and $8 million, respectively, related to assets under capital lease (as lessee).
Depreciation and amortization expense on property, plant and equipment for 2021, 2020 and 2019 was $50 million, $50 million and $49 million, respectively, and is included in cost and expenses in the accompanying consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under operating (as lessor) and capital leases (as lessee).
We evaluate long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount of our assets may not be recoverable. Due to the changes in market conditions and the extent of use of certain long-lived assets, we evaluated whether an impairment indicator existed as of December 31, 2021. Based on our current forecast and expectations of market conditions, we determined that there was no triggering event that required us to update our impairment evaluation of property, plant and equipment. However, if current volatile market conditions deteriorate or any future downturn continues for an extended period of time, we may be required to assess the recoverability of our long-lived assets, which could result in an impairment.
May 2021 Transaction
Effective May 1, 2021, Triton sold to SOPUS, as designee of SPLC, the Anacortes Assets. In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco. Effective May 1, 2021, the Partnership owns a 100.0% ownership interest in Zydeco. Refer to Note 3 – Acquisitions and Other Transactions for additional information on this transaction.
Auger Divestiture
On January 25, 2021, we executed an agreement to divest the 12” segment of the Auger pipeline; however, this agreement was subsequently terminated. As a result of the intended divestment, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. On April 29, 2021, we executed a new agreement to divest this segment of pipeline, effective June 1, 2021. We received approximately $2 million in cash consideration for this sale. The remainder of the Auger pipeline continues to operate under the ownership of Pecten. Refer to Note 3 – Acquisitions and Other Transactions for additional information on this divestiture.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Liabilities – Third Parties
Accrued liabilities – third parties consist of the following as of the dates indicated:

	December 31,
	2021	2020
Project accruals	$2	$4
Property taxes	6	5
Other accrued liabilities	3	1
Total accrued liabilities – third parties	$11	$10

8. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	December 31, 2021			December 31, 2020
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Current
Five Year Revolver due December 2022	$400	$1,000	$600	$—	$—	$—
Total current debt payable (1)	$400	$1,000	$600	$—	$—	$—

Noncurrent
2021 Ten Year Fixed Facility	$600	$600	$—	$—	$—	$—
Ten Year Fixed Facility	600	600	—	600	600	—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Five Year Revolver due December 2022	—	—	—	400	1,000	600
Five Year Fixed Facility (2)	—	—	—	600	600	—
2019 Zydeco Revolver (3)	—	—	—	—	30	30
Unamortized debt issuance costs	(2)	n/a	n/a	(2)	n/a	n/a
Total noncurrent debt payable	$2,292	$2,560	$266	$2,692	$3,590	$896

Total debt payable	$2,692	$3,560	$866	$2,692	$3,590	$896
(1) The unamortized debt issuance costs for the current debt payable is less than $1 million and is therefore not being reflected in this table.
(2) The Five Year Fixed Facility was terminated in March 2021. See below for additional information.
(3) The 2019 Zydeco Revolver was terminated effective June 30, 2021. See below for additional information.
Interest and fee expenses associated with our borrowings, net of capitalized interest, were $82 million, $90 million and $92 million for 2021, 2020 and 2019, respectively, of which we paid $81 million, $92 million and $88 million, respectively.

Credit Facility Agreements
2021 Ten Year Fixed Facility
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2021, the annualized weighted average interest rate for the Five Year Revolver due July 2023 was 1.28%.

The Five Year Revolver due July 2023 was originally entered into on November 3, 2014, and provides that loans advanced under the facility can have a term ending on or before its maturity date.

Five Year Revolver due December 2022
On December 1, 2017, we entered into a five year revolving credit facility with STCW (the “Five Year Revolver due December 2022”) with a borrowing capacity of $1,000 million and paid an issuance fee of $2 million. Borrowings under the Five Year Revolver due December 2022 bear interest at the three-month LIBOR rate plus a margin, or, in the alternative, the percentage rate per annum which is the rate notified to us by STCW in accordance with the terms thereunder before interest is due to be paid in respect of a loan. Additionally, we pay interest of 0.19% on any unused capacity. As of December 31, 2021, the weighted average interest rate for the Five Year Revolver due December 2022 was 1.47%. Commitment fees began to accrue beginning on the date we entered into the agreement. The Five Year Revolver due December 2022 matures on December 1, 2022.

Five Year Fixed Facility
On March 1, 2017, we entered into a Loan Facility Agreement with STCW with a borrowing capacity of $600 million (the “Five Year Fixed Facility”). In March 2021, the Five Year Fixed Facility was replaced and repaid by the borrowings under the 2021 Ten Year Fixed Facility. In consideration for STCW’s consent to the prepayment of the Five Year Fixed Facility, the Partnership incurred a fee of approximately $2 million, which was paid on March 23, 2021. The Five Year Fixed Facility automatically terminated in connection with the prepayment.

Zydeco Revolving Credit Facility Agreement
On August 1, 2019, Zydeco entered into a senior unsecured revolving loan facility agreement with STCW, effective August 6, 2019 (the “2019 Zydeco Revolver”). The 2019 Zydeco Revolver had a borrowing capacity of $30 million. On June 30, 2021, Zydeco entered into a termination of revolving loan facility agreement with STCW to terminate the 2019 Zydeco Revolver. Zydeco had not borrowed any funds under this facility, and therefore, no further obligations existed at the time of termination.

Borrowings and Repayments
Borrowings under the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022 bear interest at the three-month LIBOR rate plus a margin or, in certain instances (including if LIBOR is discontinued) at an alternate interest rate as described in each respective revolver. LIBOR is being discontinued globally, and as such, a new benchmark will take its place. We are in discussion with our Parent to further clarify the reference rate(s) applicable to our revolving credit facilities once LIBOR is discontinued, and once determined, will assess the financial impact, if any.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under these revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of December 31, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,849 million, respectively. As of December 31, 2020, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,928 million, respectively.

The 2021 Ten Year Fixed Facility was fully drawn on March 23, 2021, and the borrowings were used to repay the borrowings under, and replace, the Five Year Fixed Facility. In consideration for STCW’s consent to the prepayment of the Five Year Fixed Facility, the Partnership incurred a fee of approximately $2 million, which was paid on March 23, 2021. The Five Year Fixed Facility automatically terminated in connection with the prepayment.

The Ten Year Fixed Facility was fully drawn on June 6, 2019 to partially fund the June 2019 Acquisition.

Borrowings and repayments under our credit facilities for 2021, 2020 and 2019 are disclosed in our consolidated statements of cash flows. See Note 3 — Acquisitions and Other Transactions for additional information regarding our use of borrowings if applicable to the period. See Note 11 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period.

Covenants
Under the 2021 Ten Year Fixed Facility, the Ten Year Fixed Facility, the Seven Year Fixed Facility, the Five Year Revolver due July 2023 and the Five Year Revolver due December 2022, we have agreed, amongst other things:

•to restrict additional indebtedness not loaned by STCW;
•to give the applicable facility pari passu ranking with any new indebtedness; and
•to refrain from securing our assets except as agreed with STCW.
These facilities also contain customary events of default, such as nonpayment of principal, interest and fees when due and violation of covenants, as well as cross-default provisions under which a default under one credit facility may trigger an event of default in another facility with the same borrower. Any breach of covenants included in our debt agreements that could result in our related party lender demanding payment of the unpaid principal and interest balances will have a material adverse effect upon us and would likely require us to default on or seek to renegotiate these debt arrangements with our related party lender and/or obtain new financing from other sources. As of December 31, 2021, we were in compliance with the covenants contained in our credit facilities.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Odyssey entered into an operating lease in May 1999 with a third party for usage of offshore platform space at Main Pass 289C. The terms of this operating lease agreement were modified as of August 27, 2021 and the contract modification is effective retrospectively from January 26, 2021. The variable lease payment for the modified agreement consists of the operating expenses incurred and the throughput fee required by the platform. The agreement will terminate as of January 1, 2023.

We are also obligated under two finance leases. On December 1, 2014, we entered into a terminal services agreement in which we were to take possession of certain storage tanks located in Port Neches, Texas, effective December 1, 2015. In October 2015, the terminal services agreement was amended to provide for an interim in-service period for the purposes of commissioning the tanks in which we paid a nominal monthly fee. Our capitalized costs and related capital lease obligation commenced effective December 1, 2015, and the storage tanks were placed in-service on September 1, 2016. Under this agreement, in the eighteenth month after the in-service date, actual fixed and variable costs could be compared to premised costs. If the actual and premised operating costs differ by more than 5%, the lease would be adjusted accordingly, and this adjustment will be effective for the remainder of the lease. No adjustment has been made to date. The imputed interest rate on the capital portion of the lease is 15%. We also have a lease of offshore platform space on the Garden Banks 128 “A” platform.

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

Lease balances and costs
The following tables summarize balance sheet data related to leases at December 31, 2021 and 2020 and our lease costs as of and for the year ended December 31, 2021, 2020 and 2019:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$3	$4
Finance lease assets	Property, plant and equipment, net (1)	14	16
Total lease assets		$17	$20

Liabilities
Current
Finance	Accrued liabilities - third parties	$1	$1
Noncurrent
Operating	Operating lease liabilities	4	4
Finance	Finance lease liabilities	23	24
Total lease liabilities		$28	$29
(1) Finance lease assets are recorded net of accumulated amortization of $9 million as of December 31, 2021 and $8 million as of December 31, 2020.

Lease cost	Classification	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost (1)	Operations and maintenance - third parties	$—	$—	$—
Finance lease cost (cost resulting from lease payments):
Amortization of leased assets	Depreciation and amortization	1	1	1
Interest on lease liabilities	Interest expense, net	3	4	4
Total lease cost		$4	$5	$5
(1) Amounts for each year ended December 31, 2021, 2020 and 2019 were less than $1 million.

Other information

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$—	$—
Operating cash flows from finance leases	(3)	(3)
Financing cash flows from finance leases	(1)	(1)
(1) Amounts for each year ended December 31, 2021 and 2020 were less than $1 million.

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	18	19	20
Finance leases	9	10	11

Weighted-average discount rate:
Operating leases	5.3%	5.8%	5.8%
Finance leases	14.3%	14.3%	14.3%

Annual maturity analysis
The future annual maturity of lease payments as of December 31, 2021 for the above lease obligations was:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of lease liabilities	Operating Leases (1)	Finance Leases (2)	Total
2022	$—	$4	$4
2023	1	4	5
2024	—	4	4
2025	—	5	5
2026	—	5	5
Remainder	5	22	27
Total lease payments	6	44	50
Less: Interest (3)	(2)	(20)	(22)
Present value of lease liabilities (4)	$4	$24	$28
(1) Operating lease payments include $2 million related to options to extend lease terms that are reasonably certain of being exercised.
(2) Includes $24 million in principal and excludes $7 million in executory costs.
(3) Calculated using the interest rate for each lease.
(4) Includes the current portion of $1 million for the finance lease.

Lessor accounting
We have certain transportation and terminaling services agreements with related parties entered into prior to the adoption date of January 1, 2019 that are considered operating leases and include both a lease component and an implied operation and maintenance service component (“non-lease service component”). Certain of these agreements were entered into for terms of ten years with the option to extend for two additional terms of five years each. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with an initial term of ten years with the option to extend for up to ten additional one-year terms. As is the case with certain of our agreements, when the renewal options are reasonably certain to be exercised, the payments are included in the future maturity of lease payments. Our transportation, terminaling and storage services revenue and lease revenue from related parties for the years ended December 31, 2021, 2020 and 2019 are disclosed in Note 12 — Revenue Recognition.

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

Annual maturity analysis
As of December 31, 2021, future annual maturity of lease payments to be received under the contract terms of these operating leases, which includes only the lease components of these leases, was estimated to be:

Maturity of lease payments	Operating leases (1)
2022	$56
2023	56
2024	56
2025	56
2026	56
Remainder	394
Total lease payments	$674
(1) Operating lease payments include $366 million related to options to extend lease terms that are reasonably certain of being exercised.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
As of December 31, 2021 and 2020, we had short-term payment obligations relating to capital expenditures each totaling $1 million, respectively. These represent unconditional payment obligations to vendors for products and services delivered in connection with capital projects.

10. Accumulated Other Comprehensive Loss
As a result of the transactions contemplated by the June 2019 Acquisition, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. The June 2019 Acquisition is accounted for as a transaction between entities under common control on a prospective basis, and we have recorded the acquisition on our consolidated balance sheet at SPLC’s historical basis, which included accumulated other comprehensive loss. In 2021, we recorded $1 million in other comprehensive gain, and in 2020 and 2019, we recorded $1 million and $2 million, respectively, in other comprehensive loss, related to remeasurements related to these pension and other post-retirement benefits.

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
Units Outstanding
The changes in the number of units outstanding from December 31, 2019 through December 31, 2021 are as follows:

(in units)	SPLC Preferred	Public Common	SPLC Common	General Partner
Balance as of December 31, 2019	—	123,832,233	109,457,304	4,761,012
April 2020 Acquisition	50,782,904	—	160,000,000	(4,761,012)
Balance as of December 31, 2020	50,782,904	123,832,233	269,457,304	—
2021 activities	—	—	—	—
Balance as of December 31, 2021	50,782,904	123,832,233	269,457,304	—

Common units
The common units represent limited partner interests in us. The holders of common units, both public and SPLC, are entitled to participate in partnership distributions and have limited rights of ownership as provided for under the Second Amended and Restated Partnership Agreement.

As of both December 31, 2021 and 2020, we had 393,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 269,457,304 common units representing an aggregate 68.5% limited partner interest in us.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Units
As of both December 31, 2021 and 2020, we had 50,782,904 preferred units outstanding. On April 1, 2020, as partial consideration for the April 2020 Transaction, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. The Series A Preferred Units rank senior to all common units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units have voting rights, distribution rights and certain redemption rights, and are also convertible (at the option of the Partnership and at the option of the holder, in each case under certain circumstances) and are otherwise subject to the terms and conditions as set forth in the Second Amended and Restated Partnership Agreement. We classified the Series A Preferred Units as permanent equity since they are not redeemable for cash or other assets 1) at a fixed or determinable price on a fixed or determinable date; 2) at the option of the holder; or 3) upon the occurrence of an event that is not solely within the control of the issuer.

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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions to our Unitholders
In connection with the April 2020 Transaction, commencing with the quarter ending June 30, 2020, the holders of the Series A Preferred Units are entitled to cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit, payable quarterly in arrears no later than 60 days after the end of the applicable quarter. The Partnership will not be entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. For the year ended December 31, 2021, the aggregate and per unit amounts of cumulative preferred distributions paid were $48 million and $0.9452, respectively. For the year ended December 31, 2020, the aggregate and per unit amounts of cumulative preferred distributions paid were $36 million and $0.7089, respectively.
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
The following table details the distributions declared and/or paid for the periods presented:

Date Paid or to be Paid	Three Months Ended	Public Common	SPLC Preferred	SPLC Common	General Partner			Distributions per Limited Partner Unit
					IDRs	2%	Total

		(in millions, except per unit amounts)
February 14, 2019	December 31, 2018	$49	$—	$40	$37	$3	$129	$0.40000
May 15, 2019	March 31, 2019 (1)	51	—	42	23	3	119	0.41500
August 14, 2019	June 30, 2019 (1)	53	—	47	28	3	131	0.43000
November 14, 2019	September 30, 2019 (1)	56	—	48	33	3	140	0.44500
February 14, 2020	December 31, 2019	57	—	50	52	3	162	0.46000
May 15, 2020	March 31, 2020	57	—	50	52 (3)	3 (4)	162	0.46000
August 14, 2020	June 30, 2020 (2)	57	12	104	—	—	173	0.46000
November 13, 2020	September 30, 2020 (2)	57	12	104	—	—	173	0.46000
February 12, 2021	December 31, 2020 (2)	57	12	104	—	—	173	0.46000
May 14, 2021	March 31, 2021(2)	57	12	104	—	—	173	0.46000
August 13, 2021	June 30, 2021	37	12	81	—	—	130	0.30000
November 12, 2021	September 30, 2021	37	12	81	—	—	130	0.30000
February 11, 2022	December 31, 2021 (5)	37	12	81	—	—	130	0.30000
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
(5) See Note 16 — Subsequent Event(s) for additional information.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions to Noncontrolling Interests
Beginning with the third quarter of 2021, there is no distribution to SPLC for its noncontrolling interest in Zydeco as a result of the May 2021 Transaction. Refer to Note 3 — Acquisitions and Other Transactions for additional information. Distributions to SPLC for its noncontrolling interest in Zydeco were less than $1 million in 2021, and were $5 million and $4 million in 2020 and 2019, respectively.
Distributions to GEL for its noncontrolling interest in Odyssey were $11 million, $11 million and $13 million in 2021, 2020 and 2019, respectively.
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

For all performance obligations, payment is typically due in full within 30 days of the invoice date.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service type and customer type:

	2021	2020	2019
Transportation services revenue – third parties	$142	$114	$134
Transportation services revenue – related parties (1)	174	164	210
Storage services revenue – third parties	9	9	9
Storage services revenue – related parties	7	8	7
Terminaling services revenue – related parties (2)	120	103	47
Terminaling services revenue – major maintenance service – related parties (3)	11	7	—
Product revenue – third parties (4)	1	—	5
Product revenue – related parties (4)	36	19	35
Total Topic 606 revenue	500	424	447
Lease revenue – related parties	56	57	56
Total revenue	$556	$481	$503

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Transportation services revenue – related parties for each of 2021, 2020 and 2019 includes $5 million of non-lease service component in our transportation services contract.
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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the consolidated statements of income. Some of these agreements were each entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with initial terms of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of December 31, 2021, future minimum payments of both the lease and non-lease service components to be received under the ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$617	$109	$218	$218	$72
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

As a result of FERC regulations, revenues we collect may be subject to refund. We establish reserves for these potential refunds based on actual expected refund amounts on the specific facts and circumstances. We had no reserves for potential refunds as of December 31, 2021 and 2020.
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

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Terminaling services revenue - Norco Assets
In April 2020, the Partnership closed the April 2020 Transaction pursuant to which the Norco Assets were transferred from SOPUS and Shell Chemical to Triton. In connection with closing the April 2020 Transaction, Triton entered into terminaling service agreements with SOPUS and Shell Chemical related to the Norco Assets. These terminaling service agreements were entered into for an initial term of fifteen years, with the option to extend for additional five-year terms. The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under the lease standard. The Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. Both payments are subject to annual CPI adjustments pursuant to an inflation escalation clause in each of the agreements, which provides that the annual payments increase on July 1 of each year commencing on July 1, 2021. On July 1, 2021, the annual payments were escalated by applying a CPI adjustment of 4.86%. After such escalation, the Partnership receives an annual net payment of $147 million, which is the total annual payment of $158 million, less $11 million related to the allocated utility costs from SOPUS.

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

In the third quarter of 2021, a force majeure was declared under the terminaling service agreements as a result of Hurricane Ida when the Norco Assets were shut down following the hurricane. This event resulted in a combined decrease to terminaling service revenue and interest income of approximately $3 million for the year ended December 31, 2021.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	January 1, 2021	December 31, 2021
Receivables from contracts with customers – third parties	$19	$13
Receivables from contracts with customers – related parties	18	35
Contract Assets - related parties	233	218
Deferred revenue – third parties	4	2
Deferred revenue – related parties (1)	19	31

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2020	December 31, 2020
Receivables from contracts with customers – third parties	$11	$19
Receivables from contracts with customers – related parties	24	18
Contract Assets - related parties	—	233
Deferred revenue – third parties	—	4
Deferred revenue – related parties (1)	—	19
(1) Deferred revenue - related parties is related to deficiency credits from certain minimum volume commitment contracts and certain components of our terminaling service contracts on the Norco Assets.
In connection with the April 2020 Transaction, we also recorded contract assets based on the difference between the consideration allocated to the Norco Transaction and the recognized financing receivables. The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements. The contract assets balance is amortized in a pattern consistent with the recognition of revenue on the service components of the contract. The portion of the contract assets related to operations and maintenance is amortized on a straight-line basis over a fifteen-year period, and the portion related to major maintenance is amortized based on the ratio of actual major maintenance costs incurred to the total projected major maintenance costs over the fifteen year term. We recorded amortization as a component of Transportation, terminaling and storage services – related parties of $15 million and $11 million for the year ended December 31, 2021 and 2020, respectively. We had $218 million and $233 million contract assets recognized from the costs to obtain or fulfill a contract as of December 31, 2021 and 2020, respectively.
The estimated future amortization related to the contract assets for the next five years is as follows:

	2022	2023	2024	2025	2026
Amortization	$17	$17	$18	$19	$16

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2020	Additions (1)	Reductions (2)	December 31, 2021
Deferred revenue – third parties	$4	$4	$(6)	$2
Deferred revenue – related parties	19	27	(15)	31
(1) Deferred revenue additions resulted from $21 million deficiency payments from minimum volume commitment contracts and $10 million of deferred revenue related to the major maintenance service components of our terminaling service contracts on the Norco Assets.
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
Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of December 31, 2021:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total	2022	2023	2024	2025	2026 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$410	$63	$63	$57	$50	$177
Revenue expected to be recognized on other multi-year transportation service contracts (1)	29	6	6	6	5	6
Revenue expected to be recognized on multi-year storage service contracts	18	10	4	4	—	—
Revenue expected to be recognized on multi-year terminaling service contracts (1)	281	47	47	47	48	92
Revenue expected to be recognized on multi-year operation and major maintenance terminaling service contracts(2)	1,481	113	119	123	127	999
Total	$2,219	$239	$239	$237	$230	$1,274
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

13. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Prior to April 1, 2020, the classes of participating securities included common units, general partner units and IDRs. Because we had more than one class of participating securities, we used the two-class method when calculating the net income per unit applicable to limited partners. Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. See Note 11 – (Deficit) Equity for a discussion of the elimination of our general partner’s IDRs and 2% economic interest effective April 1, 2020. For the year ended December 31, 2021 and 2020, our Series A Preferred Units were dilutive to net income per limited partner unit.

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
The following tables show the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit:

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021 (1)	2020	2019
Net income	*	$556	$546
Less:
Net income attributable to noncontrolling interests	*	13	18
Net income attributable to the Partnership	*	543	528
Less:
General partner’s distribution declared (2)	*	55	148
Preferred unitholder’s interest in net income	*	36	—
Limited partners’ distribution declared on common units (3)	*	590	404
Distributions in excess of income	*	$(138)	$(24)
(1) Effective April 1, 2020, the classes of participating securities included only common units, as the general partner units and the IDRs were eliminated and the Series A Preferred Units are not considered a participating security. Therefore, the allocation of net income attributable to the Partnership to arrive at net income per limited partner unit is not applicable for the year ended December 31, 2021.
(2) For 2019, this includes the impact of waived distributions to the holders of the IDRs. See Note 4 — Related Party Transactions for additional information.
(3) For 2020, this includes the impact of waived distributions to SPLC. See Note 4 — Related Party Transactions for additional information.

2021
Limited Partners’ Common Units

(in millions of dollars, except per unit data)
Net income attributable to the Partnership’s common unitholders (basic)	$508
Dilutive effect of preferred units	48
Net income attributable to the Partnership’s common unitholders (diluted)	$556

Weighted average units outstanding - Basic	393.3
Dilutive effect of preferred units	50.8
Weighted average units outstanding - Diluted	444.1

Net income per limited partner unit:
Basic	$1.29
Diluted	$1.25

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2020
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$55	$590	$645
Distributions in excess of income	—	(138)	(138)
Net income attributable to the Partnership’s common unitholders (basic)	$55	$452	$507
Dilutive effect of preferred units		36
Net income attributable to the Partnership’s common unitholders (diluted)		$488

Weighted average units outstanding - Basic		353.5
Dilutive effect of preferred units		38.2
Weighted average units outstanding - Dilutive		391.7
Net income per limited partner unit:
Basic		$1.28
Diluted		$1.25
(1) This includes the impact of waived distributions to SPLC. See Note 4 — Related Party Transactions for additional information.

	2019
	General Partner	Limited Partners’ Common Units	Total

	(in millions of dollars, except per unit data)
Distributions declared (1)	$148	$404	$552
Distributions in excess of income	(1)	(23)	(24)
Net income attributable to the Partnership	$147	$381	$528
Weighted average units outstanding:
Basic and diluted		229.2
Net income per limited partner unit:
Basic and diluted		$1.66
(1) This includes the impact of waived distributions to the holders of the IDRs. See Note 4 — Related Party Transactions for additional information.

14. Transactions with Major Customers and Concentration of Credit Risk
Our Parent and its affiliates accounted for approximately 73%, 75% and 70% of our total revenues for 2021, 2020 and 2019, respectively. There is no third-party customer that accounted for a 10% or greater share of consolidated revenues or net accounts receivable for the year ended December 31, 2021.

We have a concentration of revenues and trade receivables due from customers in the same industry, our Parent’s affiliates, integrated oil companies, marketers and independent exploration, production and refining companies primarily within the Gulf Coast region of the United States. These concentrations of customers may impact our overall exposure to credit risk as they may be similarly affected by changes in economic, regulatory, regional and other factors. We are potentially exposed to concentration of credit risk primarily through our accounts receivable with our Parent. These receivables have payment terms of 30 days or less, and there has been no history of collectability issues. We monitor the creditworthiness of third-party major customers. We manage our exposure to credit risk through credit analysis, credit limit approvals and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. As of December 31, 2021 and 2020, there were no such arrangements with customers.
We have concentrated credit risk for cash by maintaining deposits in a major bank, which may at times exceed amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (“FDIC”). We monitor the financial health of the bank, have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk. As

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of December 31, 2021 and 2020, we had approximately $360 million and $320 million, respectively, in cash and cash equivalents in excess of FDIC limits.

15. Commitments and Contingencies
Environmental Matters
We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. For both December 31, 2021 and 2020, these costs and any related liabilities are not material.

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
Other Commitments
Odyssey entered into a tie-in agreement effective January 2012 with a third party, which allowed producers to install the tie-in connection facilities and tying into the system. The tie in agreement will terminate in the fourth quarter of 2022 because the third party elected not to participate in the project to re-reroute the Odyssey pipeline around the MP289C Platform.
On September 1, 2016, which is the in-service date of the capital lease for the Port Neches storage tanks, a joint tariff agreement with a third party became effective. The tariff will be reviewed annually and the rate updated based on the FERC’s indexing adjustment to rates effective July 1 of each year. Effective July 1, 2021, there was an approximate 1% decrease to this rate based on the FERC’s indexing adjustment. The initial term of the agreement is ten years with automatic one-year renewal terms with the option to cancel prior to each renewal period.
We hold cancellable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Obligations under these easements are not material to the results of our operations.

16. Subsequent Event(s)
We have evaluated events that occurred after December 31, 2021 through the issuance of these consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the consolidated financial statements and accompanying notes.
Distribution
On January 19, 2022, the Board declared a cash distribution of $0.3000 per limited partner unit and $0.2363 per limited partner preferred unit for the three months ended December 31, 2021. The distribution was paid on February 11, 2022 to unitholders of record as of February 1, 2022.
Take Private Proposal
On February 11, 2022, the Board received a non-binding, preliminary proposal letter from SPLC to acquire all of the Partnership's issued and outstanding common units not already owned by SPLC or its affiliates at a value of $12.89 per each issued and outstanding publicly-held common units of the Partnership (the “Proposal”). The Board has appointed the conflicts committee to review, evaluate and negotiate the Proposal.

The proposed transaction is subject to a number of contingencies, including the approval of the Board, the negotiation of a definitive agreement concerning the transaction, and the satisfaction of conditions to the consummation of a transaction set forth in any such definitive agreement. There can be no assurance that such definitive agreement will be executed or that any transaction will be consummated on the terms described above or at all.

SHELL MIDSTREAM PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repayment of Debt
On February 16, 2022, we used excess cash to repay $150 million of borrowings under the Five Year Revolver due December 2022.

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
Management of the Partnership assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The activities listed below have been conducted outside the United States by non-U.S. affiliates of Shell plc that may be deemed to be under common control with us. The disclosure does not relate to any activities conducted directly by us, our subsidiaries or our general partner and does not involve our or our general partner’s management.

For purposes of this disclosure, we refer to Shell plc and its subsidiaries, other than us, our subsidiaries, our general partner and Shell Midstream LP Holdings LLC, as the “Shell Group.” When not specifically identified, references to actions taken by the

Shell Group mean actions taken by the applicable Shell Group company. None of the payments disclosed below were made in U.S. dollars, nor are any of the balances disclosed below held in U.S. dollars; however, for disclosure purposes, all have been converted into U.S. dollars at the appropriate exchange rate. We do not believe that any of the transactions or activities listed below violated U.S. sanctions.

In 2021, Saba & Co. Intellectual Property s.a.l (Offshore) (Saba & Co.) paid $2,288 for trademark registration fees in Iran on the Shell Group’s behalf to the Iranian Intellectual Property Office (IIPO). In addition, Saba & Co. billed the Shell Group $4,540 for professional, translation and publication services related to the Shell Group’s trademark registration. There was no gross revenue or net profit associated with these transactions.

During 2021, the Shell Group paid $3,639 for the clearance of overflight permits for Shell Group aircraft over Iranian airspace to Civil Aviation Organization (Iran). There was no gross revenue or net profit associated with these transactions. On occasion, Shell Group aircraft may be routed over Iran, and, therefore, these payments may continue in the future.

The Shell Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,628,256 at December 31, 2021) generated non-taxable interest income of $64,907 in the fourth quarter of 2021 (total of $249,542 interest income in 2021). In addition, the Shell Group paid $1 for bank charges in 2021. As the accounts with Karafarin Bank will be maintained by the Shell Group for the foreseeable future, we expect that receipt of non-taxable interest income and payment of bank charges by the Shell Group will continue in the future.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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

SPLC appointed all eight directors on our general partner’s Board. We have three directors who have been determined by the Board to be independent under the independence standards of the New York Stock Exchange (“NYSE”).

We do not have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct operations, whether through directly hiring employees or by obtaining services of personnel employed by Shell, SPLC or third parties, but we sometimes refer to these individuals as our employees because they provide services directly to us.
Directors and Executive Officers of Shell Midstream Partners GP LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board. The following table shows information for the directors and executive officers of our general partner as of February 24, 2022.

Name	Age	Position with Shell Midstream Partners GP LLC
Paul R. A. Goodfellow	56	Director, Chairman of the Board of Directors
Steven C. Ledbetter (1)	46	Director, Chief Executive Officer and President
Shawn J. Carsten	55	Director, Vice President and Chief Financial Officer
Lori M. Muratta	56	Vice President, General Counsel and Secretary
Gregory T. Mouras (2)	42	Vice President, Operations
Sean Guillory (3)	49	Vice President, Commercial
James J. Bender	65	Director
Carlos A. Fierro	60	Director
Rob L. Jones	63	Director
Anne C. Anderson	52	Director
Cynthia V. Hablinski (4)	52	Director
(1) Effective March 1, 2021, Kevin M. Nichols elected to retire from his role as President, Chief Executive Officer and Director, and was replaced by Steven C. Ledbetter.
(2) Jesse C. H. Stanley resigned as Vice President, Operations effective July 31, 2021, and effective October 15, 2021 was replaced by Gregory T. Mouras.
(3) Effective March 1, 2021, Sean Guillory was elected to the role of Vice President, Commercial, replacing Steven C. Ledbetter.
(4) Cynthia V. Hablinski was elected as a Director effective March 25, 2021.

Paul R. A. Goodfellow. Paul Goodfellow became a member of the Board on October 29, 2014. He was named Chairman of the Board on April 15, 2019. Since April 2019, Dr. Goodfellow has served as Executive Vice President, Deep Water for Shell Energy Resources. Prior to this, Dr. Goodfellow served as Executive Vice President, Wells for Shell International. Prior to this, Dr. Goodfellow served as Vice President, United Kingdom and Ireland for Upstream International since February 2015 and as the Vice President, Unconventionals U.S. and Canada for Shell Upstream Americas from January 2013. Prior to this role, Dr. Goodfellow moved into the role of Vice President Development, Onshore in September 2009 for Upstream Americas responsible for field development planning, technical and technology functions. In July 2008, Dr. Goodfellow was named Venture Manager for North America Onshore. In August of 2003 he took up the role of Wells Manager for the Americas

Region and in 2000, Dr. Goodfellow was assigned to Shell Exploration & Production Company as the Operations Manager for Deepwater Drilling and Completions. He has worked in a variety of wells related roles throughout the Shell Group. Dr. Goodfellow worked in the mining industry in South Africa and Finland prior to joining Shell in Holland in 1991. Dr. Goodfellow is a Chartered Engineer and a member of the Institute of Mining and Metallurgy and the Society of Petroleum Engineers. Dr. Goodfellow earned a Bachelor of Engineering in Mining Engineering and a Ph.D. in Rock Mechanics from The Camborne School of Mines in the United Kingdom. We believe that Dr. Goodfellow’s extensive experience in the energy industry makes him well qualified to serve as a member of the Board.

Steven C. Ledbetter. Steven Ledbetter was appointed as President and Chief Executive Officer of our general partner and elected as a member of the Board effective March 1, 2021. Mr. Ledbetter is a 22-year Shell executive with deep financial and operational management experience. Previously, Mr. Ledbetter became Vice President, Commercial of our general partner on April 1, 2018, where he was responsible for business development, joint ventures, oil movements and portfolio activity. Prior to that, Mr. Ledbetter served as the President of Jiffy Lube International (“Jiffy Lube”), a wholly owned subsidiary of Shell. Prior to his role as President of Jiffy Lube, Mr. Ledbetter served as Director of Key Accounts for Shell’s Consumer Lubricants business for North America from 2010 to 2013, where he was responsible for large platform multi-site business development throughout North America. From 2009 to 2010, he worked as Deal Manager setting strategy and negotiating large platform deals for the route to market for the Lubricants business in North America. In 2007, Mr. Ledbetter was North American Consumer Finance Manager for the Lubricants business, where he was responsible for financial support and economic assurance of the business. In 2004, he became a member of the leadership team for Shell’s Puget Sound Refinery in Anacortes, Washington, and was accountable for finance and procurement activities of the site. From 1999 to 2004, Mr. Ledbetter held various roles in SPLC, including working in a financial support role for the business, serving as treasurer of several joint ventures and business planning and accounting. Prior to joining Shell, Mr. Ledbetter was a facility cost analyst with United States Gypsum Company based in Texas. Mr. Ledbetter holds a bachelor’s degree in Finance from Texas A&M University. The Partnership believes that Mr. Ledbetter’s extensive experience across a wide range of strategy, finance, commercial deal structuring, business transformation and business leadership makes him well qualified to serve as an executive officer.

Shawn J. Carsten. Shawn Carsten became Chief Financial Officer and Vice President of our general partner on March 1, 2017. He is a 32-year Shell executive with deep financial and operational management experience, as well as significant experience in Shell’s Upstream, Downstream and Retail businesses. Prior to his current role, Mr. Carsten served as the Downstream Controller - Americas of SOPUS, where he was responsible for the financial results and control framework for Shell’s Downstream companies in North and South America, as well as finance operations personnel in the Americas and in Asia. Prior to his role as Controller, Mr. Carsten spent 2013 serving as the Finance Shareholding Representative for Motiva, a multi-billion dollar joint venture, where he was responsible for assessing value proposals and investment opportunities. From 2011 through 2012, Mr. Carsten served as the Finance Manager for Supply and Distribution, supporting North and South America with operational management and functional leadership for capital project development, commercial development and business performance, having served in various related capacities since 2008. Mr. Carsten holds a bachelor’s degree in Finance from the University of Colorado and a MBA from the Kellogg School of Management at Northwestern University. We believe that Mr. Carsten’s extensive experience across a wide range of energy segments, particularly his experience in financial management of domestic supply and distribution, makes him well qualified to serve as a director.
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

Gregory T. Mouras. Greg Mouras has been appointed as the General Manager of U.S. Midstream Operations for SPLC and was elected as Vice President, Operations our general partner, both effective as of October 15, 2021. Previously, Mr. Mouras served as the Asset Operations Manager for SPLC in the Gulf of Mexico region since 2018, and filled the role of interim General Manager of U.S. Midstream Operations since July 2021, helping to lead our business through Hurricane Ida recovery. Since joining Shell in 2003, Mr. Mouras served in various engineering and operational roles in Shell’s Deepwater Gulf of Mexico business, including Facilities and Reliability Engineering Manager, Surface Technical Development Manager and Regional Discipline Lead, thereby gaining expertise in the integrated Gulf of Mexico value chain from Upstream to the market.

Mr. Mouras graduated from Louisiana State University with a Bachelor’s degree in Mechanical Engineering and holds a Professional Engineering license in Louisiana.

Sean Guillory. Mr. Guillory has been elected as Vice President, Commercial of our general partner effective March 1, 2021. Mr. Guillory is a 17-year Shell executive with deep commercial, operational and management experience. Mr. Guillory formerly served as the General Manager of Business Units, Joint Ventures and as a manager of business development for SPLC. Prior to this, Mr. Guillory was a Business Development lead for Gulf of Mexico deepwater pipelines and major growth projects, where he was instrumental in the successful completion and commercial deal execution of multiple export solutions for large Gulf of Mexico deep water developments. Prior to his roles with SPLC, Mr. Guillory was the Americas Category Manager for Shell’s Supply and Distribution business, where he was responsible for setting procurement and negotiation strategies supporting operational management for several sites across North and South America. Prior, Mr. Guillory served as Shell Chemical’s Aromatics Supply manager, where he was accountable for operational logistics and demand management for various chemicals manufacturing sites. From 2004 to 2006, Mr. Guillory was the Business Support Manger for the Major Projects Organization at Shell’s Puget Sound Refinery in Anacortes, Washington, where he was accountable for finance, procurement and economic assurance of business activities for the site. Prior to joining Shell, Mr. Guillory served for eight years as an officer in the United States Air Force, where he was a distinguished graduate from the Air Force Reserve Officer Training Program receiving the Tulane University Award for Leadership. Mr. Guillory was a Combat Engineer leading several large teams in the completion of multiple large scale military projects in support of contingency deployment operations vital to national defense across four different continents. Mr. Guillory holds a bachelor’s degree in Mechanical Engineering from the University of New Orleans and an MBA from the University of Colorado.

James (Jim) J. Bender. Jim Bender became a member of the Board on October 29, 2014. Since April 2016, Mr. Bender has been employed with the Hall Estill Law Firm in Denver as Of Counsel. Since December 2015, he has served as an Advisory Board Member of Orion Energy Partners. From May 2014 to July 2014, Mr. Bender served as Senior Vice President of Special Projects of WPX Energy, Inc. (“WPX”), and from December 2013 to May 2014 as interim President and Chief Executive Officer of WPX. Mr. Bender served as a member of the board of directors of WPX from December 2013 to May 2014. He also served as Chairman of the board of directors of APCO Oil and Gas International Inc., a publicly-traded affiliate of WPX, from December 2013 to August 2014. From April 2011 to December 2013, Mr. Bender served as Senior Vice President and General Counsel of WPX. Mr. Bender has served as a member of the board of directors of Two Harbors Investment Corp. since May 2013. Mr. Bender served as Senior Vice President and General Counsel of The Williams Companies, Inc. from December 2002 to December 2011 and General Counsel of Williams Partners GP LLC, the general partner of Williams Partners L.P., from September 2005 until December 2011. Mr. Bender served as the General Counsel of the general partner of Williams Pipeline Partners L.P., from 2007 until its merger with Williams Partners L.P. in August 2010. From June 1997 to June 2002, he was Senior Vice President and General Counsel of NRG Energy, Inc. Mr. Bender earned a bachelor’s degree in mathematics, summa cum laude, from St. Olaf College and a Juris Doctor, magna cum laude, from the University of Minnesota Law School. We believe that Mr. Bender’s extensive experience in the energy industry, and more specifically with sponsored master limited partnerships, makes him well qualified to serve as a member of the Board.
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

Rob L. Jones. Rob Jones became a member of the Board on October 29, 2014. Mr. Jones is a private investor and consultant based in Houston, Texas. Mr. Jones also currently serves as a director on the board of Spire Inc., a public utility holding company based in St. Louis, Missouri. Mr. Jones also serves as a director on the board of BancAffiliated Inc., a privately held bank based in Arlington, Texas. From September 2012 until June 2014, Mr. Jones served as an Executive in Residence at the McCombs School of Business at the University of Texas at Austin (“McCombs”). Mr. Jones continues as a guest lecturer and speaker at McCombs. Mr. Jones also served as Lead Independent Director for Susser Petroleum Partners, L.P., a publicly-traded partnership. From 2007 through June 2012, Mr. Jones was the Co-Head of Bank of America Merrill Lynch Commodities (“MLC”). MLC is a global commodities trading business and a wholly owned subsidiary of Bank of America Merrill Lynch. Prior to taking leadership of MLC in 2007, he served as Head of Merrill Lynch’s Global Energy and Power Investment Banking Group and founder of Merrill Lynch Commodities Partners, a private equity vehicle for the firm. An investment banker with Merrill Lynch and The First Boston Corporation for over 20 years, Mr. Jones worked extensively with a variety of energy and power clients, with a particular focus on the natural gas and utility sectors. From 1980 until 1985, Mr. Jones was a Financial Associate with the oil and gas exploration and production division of Sun Company, primarily based in Dallas, Texas. He is a graduate of the University of Texas, where he received a Bachelor of Business Administration in Finance with Honors and an MBA with High Honors and was a Sord Scholar. Mr. Jones is a Life Member of the Dean’s Advisory Council of McCombs and an Emeritus Member of the Children’s Fund of Houston Texas. We believe that Mr. Jones’s extensive experience in financial and mergers and acquisitions roles in the energy banking industry and his experience as a lead independent director makes him well qualified to serve as a member of the Board.
Anne C. Anderson. Since July 2019, Ms. Anderson has served as Vice President of the Americas organization within Shell Chemical, where she is responsible for the Americas region of Shell’s global chemicals business. Prior to that role, Ms. Anderson was Vice President of Shell’s Aviation organization from 2014 to 2019, where she successfully led Shell’s global supply organization for aviation fuels and lubricants. From 2009 to 2014, she held roles with increasing responsibility in Shell’s Trading and Supply organization, including as the General Manager of Trading and Supply for SOPUS. Before that, Ms. Anderson served as the General Manager of the PDO (Propanediol) and Corterra™ Polymers business units in Shell Chemical from 2006 to 2009 and as a Board Member of PTT PolyCanada, a Shell Chemical joint venture, in Montreal, Quebec. Ms. Anderson started her career as a chemical engineer in manufacturing and technology at the Monsanto Company. Ms. Anderson holds a Bachelor of Science in Chemical Engineering from Florida State University and an MBA from Washington University in St. Louis. The Partnership believes that Ms. Anderson’s extensive technical and operational experience makes her well qualified to serve as a director.
Cynthia V. Hablinski. Ms. Hablinski is currently the Head of U.S. Pensions and Treasury Americas for Shell Oil Company and has more than 20 years of experience working with energy businesses. Since Ms. Hablinski joined Shell in 2005 as Senior Tax Counsel, she has held a wide range of U.S. and global finance roles across many lines of business. In her current role, she is accountable for the oversight and operation of the Shell Pension Trust and Shell Provident Fund, serving 65,000 participants. She works with the trustees for these plans such that the trustees have the structure and information to carry out their responsibilities and to ensure regulatory compliance. She also serves as a member of the Investment Committee for these plans. Additionally, Ms. Hablinski has oversight for all Shell Treasury activity in the Americas. Prior to joining Shell, Ms. Hablinski was a consultant in Ernst & Young LLP’s International Tax Services group, where she specialized in cross-border tax planning for both U.S. and foreign-based energy clients. From 1997 to 2000, she represented the Internal Revenue Service in various tax litigation matters as a trial attorney at the U.S. Department of Justice Tax Division. She began her career as an associate at Ackels & Ackels, LLP in Dallas, Texas. Ms. Hablinski graduated from Baylor University with a BBA in Accounting and Economics. She completed her Juris Doctor and MBA at Texas Tech University and her LLM in Taxation at SMU Dedman School of Law. She is a licensed CPA and attorney in Texas. The Partnership believes that Ms. Hablinski’s extensive experience across a wide range of finance and deal structuring roles makes her well qualified to serve as a director.
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
Audit Committee
Our general partner has an audit committee composed of at least three directors, each of whom meets the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee. Messrs. Jones, Bender and Fierro currently serve as members of our audit committee; Mr. Jones is the committee chair. Each of Messrs. Jones, Bender and Fierro is deemed to be “financially literate” as defined by the listing standards of NYSE, and each of Messrs. Jones and Fierro is deemed an “audit committee financial expert,” as defined in SEC regulations. Our audit committee charter is posted on the “Corporate Governance” section of our website. We have a separately-designated standing audit committee in accordance with section 3(a)(58)(A) of the Exchange Act.
Our audit committee has reviewed and discussed the audited financial statements with management. It has also discussed with the independent auditors the matters required by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 16, Communications with Audit Committees. Our audit committee has received written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence and has discussed with the independent accountant the independent accountant’s independence. The audit committee recommended to the Board that the audited financial statements as of and for the year ended December 31, 2021 be included in this report.
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
Governance Guidelines
We have adopted governance guidelines to assist the Board in the exercise of its responsibilities. Our corporate governance guidelines provide that the non-management directors will meet periodically in executive sessions without management participation. At least annually, all of the independent directors of our general partner meet in executive sessions without management participation or participation by non-independent directors. Currently, Dr. Goodfellow, the Chairman of the Board, presides at the executive sessions of the non-management directors, and Mr. Jones, the Chairman of the audit committee, presides at the executive sessions of the independent directors.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors and executive officers of our general partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during 2021, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. Our general partner does not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Shell. We and our general partner have entered into the 2019 Omnibus Agreement (as defined below) with SPLC pursuant to which, among other matters:
•SPLC makes available to our general partner the services of Shell employees who will serve as the executive officers of our general partner; and
•we pay SPLC an annual administrative fee, currently $10 million, to cover, among other things, the services provided to us by the executive officers of our general partner.

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
Responsibility and authority for compensation-related decisions for executive officers of our general partner reside with Shell’s human resources function and the Shell Management Development Committee, as applicable. Other than compensation under our long-term incentive plan, which requires action by the Board, any such compensation decisions are not subject to any approvals by the Board or any committees thereof. Our Named Executive Officers (“NEOs”) consist of our general partner’s principal executive officer, principal financial officer, the three most highly compensated executive officers other than its principal executive officer and principal financial officer as of December 31, 2021, and two former officers who would have been amongst those in the foregoing group but for the fact that such individuals were not serving as executive officers of our general partner as of December 31, 2021 being:

•Steven C. Ledbetter, Chief Executive Officer and President
•Shawn J. Carsten, Vice President and Chief Financial Officer
•Lori M. Muratta, Vice President, General Counsel and Secretary
•Gregory T. Mouras, Vice President, Operations
•Sean Guillory, Vice President, Commercial

•Kevin M. Nichols, Chief Executive Officer and President (retired effective March 1, 2021)
•Jesse C. H. Stanley, Vice President, Operations (resigned effective July 31, 2021)
Each of Mr. Ledbetter, Mr. Carsten, Ms. Muratta, Mr. Mouras and Mr. Guillory devotes, and during their tenure Mr. Nichols and Ms. Stanley devoted, a significant portion of his or her time to his or her roles in Shell and spends time or spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the 2019 Omnibus Agreement, we pay a fixed administrative fee to SPLC, which covers, among other things, the services provided to us by our NEOs. None of Mr. Ledbetter, Mr. Carsten, Ms. Muratta, Mr. Mouras and Mr. Guillory receive, nor did Mr. Nichols or Ms. Stanley receive, any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed administrative fee we paid SPLC, we did not otherwise pay or reimburse any compensation amounts to or for them.
Summary Compensation Table
The following summarizes the total compensation paid to our NEOs for their services in relation to our business in 2021, 2020 and 2019:

Name and Principal Position (1)	Year	Salary	Bonus	Unit Awards	Option Awards	Non-Equity Incentive Compensation Plan	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Steven C. Ledbetter, President and Chief Executive Officer (2)	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Kevin M. Nichols, President and Chief Executive Officer (2)	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Shawn J. Carsten, Vice President and Chief Financial Officer	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Lori M. Muratta, Vice President, General Counsel and Secretary	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Alton G. Smith, Vice President, Operations (3)	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Jesse C. H. Stanley, Vice President, Operations (4)	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Gregory T. Mouras, Vice President, Operations (5)	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
Sean Guillory, Vice President, Commercial (6)	2021 2020 2019	— — —	— — —	— — —	— — —	— — —	— — —	— — —	— — —
(1) Mr. Ledbetter, Mr. Nichols, Mr. Carsten, Ms. Muratta, Mr. Smith, Ms. Stanley, Mr. Mouras and Mr. Guillory devoted a significant portion of their overall working time to our business during their respective tenures. Except for the fixed management fee we paid to SPLC under the Omnibus Agreement then in effect, we did not pay or reimburse any compensation amounts to or for our named executive officers in 2021, 2020 or 2019.
(2) Effective as of March 1, 2021, Kevin M. Nichols elected to retire from his role as President, Chief Executive Officer and Director, and was replaced by Steven C. Ledbetter.
(3) Mr. Smith retired from his position as Vice President, Operations effective as of July 1, 2020.
(4) Ms. Stanley served as Vice President, Operations from July 22, 2020 until she resigned from her position effective as of July 31, 2021.
(5) Mr. Mouras became Vice President, Operations effective as of October 15, 2021. Mr. Mouras was not an NEO in 2020 or 2019.
(6) Effective as of March 1, 2021, Mr. Guillory was elected to the role of Vice President, Commercial, replacing Mr. Ledbetter. Mr. Guillory was not an NEO in 2020 or 2019.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure
Compensation by Shell
Shell provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefit plans and arrangements, including broad based and supplemental defined contribution and defined benefit retirement plans. In addition, although our NEOs have not entered into employment agreements with Shell, Mr. Nichols had an end of employment arrangement with Shell under which he received separation payments and benefits from Shell based on termination at the employer’s initiative or on mutually agreed terms. In the future, Shell may provide different or additional compensation components, benefits or perquisites to our NEOs.
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

Share-Based Compensation
Shell’s incentive compensation programs primarily consist of share awards, restricted share awards or cash awards (any of which may be a performance award). Conditional awards of Shell plc (“Shell”) shares are made under the terms of the Performance Share Plan (“PSP”) on a selective basis to senior personnel each year. The extent to which the awards vest is determined over a three-year performance period. Half of the award is linked to the key performance indicators, averaged over the period. The other half of the award is linked to a comparison with four main competitors of Shell over the period on the basis of four relative performance measures. All shares that vest are increased by an amount equal to the notional dividends accrued on those shares during the period from the award date to the vesting date. None of the awards result in beneficial ownership until the shares are delivered. Shares are awarded subject to a three-year vesting period.
Certain SPLC and Shell employees supporting our operations as well as other Shell operations were historically granted awards under the PSP. Share-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income. These costs for 2021, 2020 and 2019 were immaterial.
Long-Term Equity-Based Incentive Compensation
Shell maintains a long-term incentive program pursuant to which it grants equity based awards in Shell plc to certain of its executives and employees. Our NEOs may receive awards under Shell’s equity incentive plan from time to time as may be determined by the Shell Management Development Committee. The amount of any long-term incentive compensation made by Shell will not result in changes to the contractually fixed fee for executive management services that we will pay to Shell under the 2019 Omnibus Agreement.
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
Non-Employee Director Compensation Table
The following summarizes the compensation for our non-employee directors for 2021:

Name	Fees Earned or Paid in Cash	Unit Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Compensation	Deferred Earnings	All Other Compensation	Total
James J. Bender	$191,000	$—	$—	$—	$—	$—	$—	$191,000
Carlos A. Fierro	175,000	—	—	—	—	—	—	175,000
Rob L. Jones	191,000	—	—	—	—	—	—	191,000

Pay Ratio Disclosure
We do not have any employees. The officers and all other personnel necessary for our business are employed and compensated by Shell, subject to the administrative services fee in accordance with the terms of the 2019 Omnibus Agreement and our operating agreements. Therefore, we are unable to provide an estimate of the relationship of the median of the annual total compensation of our employees and the annual total compensation of our chief executive officer.

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
Steven C. Ledbetter
Shawn J. Carsten
James J. Bender
Carlos A. Fierro
Rob L. Jones
Anne C. Anderson
Cynthia V. Hablinski
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of common units of Shell Midstream Partners, L.P. held by beneficial owners of 5% or more of the common units, by each director, director nominee and named executive officer of our general partner and by the directors, director nominees and executive officers of our general partner as a group. The percentage of units beneficially owned is based on 393,289,537 common units outstanding as of February 24, 2022.

Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Shell Pipeline Company LP (2)	269,457,304	68.5%
James J. Bender	35,000	—%
Rob L. Jones	30,000	—%
Shawn J. Carsten	18,700	—%
Lori M. Muratta (3)	15,270	—%
Kevin M. Nichols	8,500	—%
Steven C. Ledbetter	4,000	—%
Carlos A. Fierro	3,000	—%
Sean Guillory	1,399	—%
Anne C. Anderson	—	—%
Paul R. A. Goodfellow	—	—%
Cynthia V. Hablinski	—	—%
Gregory T. Mouras	—	—%
Directors and executive officers as a group (12 persons)	115,869	—%
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information about all existing equity compensation plans as of December 31, 2021.

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
(1) The amounts shown represent common units available under the LTIP as of December 31, 2021. No awards have been made under the LTIP.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 24, 2022, SPLC’s wholly owned subsidiary, Shell Midstream LP Holdings LLC (“LP Holdings”) owned 269,457,304 common units, representing a 68.5% limited partner interest in us. The Partnership also had 50,782,904 of Series A Preferred Units outstanding, which are entitled to receive a quarterly distribution of $0.2363 per unit and all of which are owned by LP Holdings.

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
Operational Stage

Distributions of available cash to our general partner and its affiliates	We generally make cash distributions to the common unitholders pro rata, including SPLC, as holder of an aggregate of 269,457,304 common units (61% of all units outstanding) and 50,782,904 preferred units (11% of all units outstanding).

Payments to our general partner and its affiliates	Pursuant to our Partnership Agreement, we reimburse our general partner and its affiliates, including SPLC, for costs and expenses they incur and payments they make on our behalf. Pursuant to the 2019 Omnibus Agreement, we pay an annual fee, currently $10 million, to SPLC for general and administrative services. In addition, we reimburse our general partner and SPLC, as applicable, pursuant to our management agreement and operational and administrative management agreement for Pecten, Sand Dollar and Triton.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its non-economic general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
Agreements with Shell
We have entered into various agreements with Shell, as described in detail below. These agreements were negotiated in connection with, among other things, the formation of the Partnership, our Initial Public Offering and our acquisitions from Shell. These agreements address, among other things, the acquisition of assets and the assumption of liabilities by us. These agreements were not the result of arm’s length negotiations and, as such, they or underlying transactions may not be based on terms as favorable as those that could have been obtained from unaffiliated third parties.
Omnibus Agreement
On February 19, 2019, we, our general partner, SPLC and the Operating Company entered into a new Omnibus Agreement effective February 1, 2019 (the “2019 Omnibus Agreement”).

The 2019 Omnibus Agreement addresses, among other things, the following matters:

•our payment of an annual administrative fee, currently $10 million, for the provision of certain services by SPLC;
•our obligation to reimburse SPLC for certain direct or allocated costs and expenses incurred by SPLC on our behalf; and
•SPLC’s obligation to indemnify us for certain environmental and other liabilities, and our obligation to indemnify SPLC for certain environmental and other liabilities related to our assets to the extent SPLC is not required to indemnify us.

So long as SPLC controls our general partner, the 2019 Omnibus Agreement will remain in full force and effect. If SPLC ceases to control our general partner, either party may terminate the 2019 Omnibus Agreement, provided that the indemnification obligations will remain in full force and effect in accordance with their terms. During 2021 and 2020, neither we nor SPLC made any claims for indemnifications under the 2019 Omnibus Agreement. For additional information, see Note 4 — Related Party Transactions in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Tax Sharing Agreement
We have entered into a tax sharing agreement with Shell. Pursuant to this agreement, we have agreed to reimburse Shell for state and local income and franchise taxes attributable to any activity of our operating subsidiaries and reported on Shell’s state or local income or franchise tax returns filed on a combined or unitary basis. Reimbursements under this agreement equal the amount of tax our applicable operating subsidiaries would be required to pay with respect to such activity, if such subsidiaries were to file a combined or unitary tax return separate from Shell. Shell will compute and invoice us for the tax reimbursement amount within 15 days of Shell filing its combined or unitary tax return on which such activity is included. We may be required to make prepayments toward the tax reimbursement amount to the extent that Shell is required to make estimated tax payments during the relevant tax year. The tax sharing agreement currently in place is effective for all taxable periods ending on or after December 31, 2017. The current agreement replaced a similar tax sharing agreement between Zydeco and Shell, which was effective for all tax periods ending before December 31, 2017. Reimbursements settled in the years ended December 31, 2021, 2020 and 2019 were not material to our consolidated statements of income.
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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional services performed by our independent registered public accounting firm, Ernst & Young LLP, for 2021 and 2020:

(in millions of dollars)	2021	2020
Fees
Audit fees (1)	$2	$3
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$2	$3
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
2. Financial Statement Schedules
The following financial statement schedules are included pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09):

Mars Oil Pipeline Company LLC	Financial Statements as of and for the three years ended December 31, 2021 (audited)
Amberjack Pipeline Company LLC	Financial Statements as of and for the three years ended December 31, 2021 (audited)
All other financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
3. Exhibits
The exhibits listed in the Index to Exhibits are filed as part of this Annual Report.

SHELL MIDSTREAM PARTNERS, L.P.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Limited Partnership of Shell Midstream Partners, L.P.	S-1	3.1	06/18/2014	333-196850
3.2	Second Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P., dated as of April 1, 2020	8-K	3.1	4/2/2020	001-36710
3.3	Amended and Restated Certificate of Formation of Shell Midstream Partners GP LLC	S-1	3.3	06/18/2014	333-196850
3.4	First Amended and Restated Limited Liability Company Agreement of Shell Midstream Partners GP LLC, dated as of November 3, 2014	8-K	3.2	11/03/2014	001-36710
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1#	Shell Midstream Partners GP LLC 2014 Long-Term Incentive Plan	8-K	10.4	11/03/2014	001-36710
10.2	Shell Midstream Partners Revolving Credit Facility Agreement, dated as of December 1, 2017, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as Lender	8-K	10.1	12/05/2017	001-36710
10.3	Shell Midstream Partners, L.P. Fixed Credit Facility, dated August 1, 2018, between Shell Midstream Partners, L.P., as the as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	08/02/2018	001-36710
10.4	Shell Midstream Partners, L.P. Third Amended and Restated Credit Facility Agreement, dated as of August 1, 2018, between Shell Midstream Partners, L.P., as the as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.2	08/02/2018	001-36710
10.5	Omnibus Agreement dated effective February 1, 2019 by and among Shell Pipeline Company LP, Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC and Shell Midstream Operating LLC	10-K	10.18	02/21/2019	001-36710
10.6	Trade Marks License Agreement dated effective February 1, 2019 by and among Shell Trademark Management Inc, Shell Pipeline Company LP, Shell Midstream Partners, L.P. and Shell Midstream Partners GP LLC	10-K	10.19	02/21/2019	001-36710
10.7	Shell Midstream Partners, L.P. Credit Facility, dated as of June 4, 2019, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	06/06/2019	001-36710
10.8	Revolving Loan Facility Agreement, dated as of August 6, 2019, between Zydeco Pipeline Company LLC, as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	10-Q	10.3	08/02/2019	001-36710
10.9	Purchase and Sale Agreement, dated as of February 27, 2020, by and among Shell Pipeline Company LP, Shell GOM Pipeline Company LLC, Shell Chemical LP, Equilon Enterprises LLC d/b/a Shell Oil Products US, Shell Midstream Partners, L.P. and Triton West LLC	8-K	10.1	02/28/2020	001-36710
10.10	Partnership Interests Restructuring Agreement, dated as of February 27, 2020, by and between Shell Midstream Partners, L.P., Shell Midstream Partners GP LLC	8-K	10.2	02/28/2020	001-36710
10.11	Shell Midstream Partners, L.P. Loan Facility Agreement, dated March 16, 2021, between Shell Midstream Partners, L.P., as the Borrower, and Shell Treasury Center (West) Inc., as the Lender	8-K	10.1	03/16/2021	001-36710
10.12	Sale and Purchase Agreement, dated as of April 28, 2021, between Triton West LLC and Shell Pipeline Company LP	10-Q	10.1	04/30/2021	001-36710
10.13	Termination of Voting Agreement, dated as of April 28, 2021, between Shell Midstream Partners, L.P. and Shell Pipeline Company LP	10-Q	10.2	04/30/2021	001-36710
21*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

99.1*	Financial Statements of Mars Oil Pipeline Company LLC for the three years ended December 31, 2021 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
99.2*	Financial Statements of Amberjack Oil Pipeline Company LLC for the three years ended December 31, 2021 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SHELL MIDSTREAM PARTNERS, L.P.

By: Shell Midstream Partners GP LLC, its general partner

February 24, 2022	/s/ Shawn J. Carsten
Shawn J. Carsten Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 24, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Steven C. Ledbetter	Director, President and Chief Executive Officer Shell Midstream Partners GP LLC (principal executive officer)
Steven C. Ledbetter

/s Shawn J. Carsten	Director, Vice President and Chief Financial Officer Shell Midstream Partners GP LLC (principal accounting officer and principal financial officer)
Shawn J. Carsten

/s/ Paul R.A. Goodfellow	Chairman of the Board of Directors Shell Midstream Partners GP LLC
Paul R.A. Goodfellow

/s/ Rob L. Jones	Director Shell Midstream Partners GP LLC
Rob L. Jones

/s/ James J. Bender	Director Shell Midstream Partners GP LLC
James J. Bender

/s/ Carlos A. Fierro	Director Shell Midstream Partners GP LLC
Carlos A. Fierro

/s/ Anne C. Anderson	Director Shell Midstream Partners GP LLC
Anne C. Anderson
/s/ Cynthia V. Hablinski	Director Shell Midstream Partners GP LLC
Cynthia V. Hablinski