Form 10-Q
period 2022-06-30
Shell Midstream Partners, L.P.
filed 2022-07-28
CIK 1610466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 393,289,537 common units outstanding as of July 28, 2022.

SHELL MIDSTREAM PARTNERS, L.P.

* SHELL and the SHELL Pecten are registered trademarks of Shell Trademark Management, B.V. used under license.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

	(in millions of dollars)
ASSETS
Current assets
Cash and cash equivalents	$325	$361
Accounts receivable – third parties, net	17	16
Accounts receivable – related parties	34	40
Allowance oil	30	22
Prepaid expenses	8	26
Total current assets	414	465
Equity method investments	966	974
Property, plant and equipment, net	634	654
Operating lease right-of-use assets	3	3
Other investments	2	2
Contract assets – related parties	210	218
Other assets – related parties	2	2
Total assets	$2,231	$2,318
LIABILITIES
Current liabilities
Accounts payable – third parties	$8	$4
Accounts payable – related parties	17	17
Deferred revenue – third parties	3	2
Deferred revenue – related parties	39	31
Accrued liabilities – third parties	17	11
Accrued liabilities – related parties	18	24
Debt payable – related party	250	400
Total current liabilities	352	489
Noncurrent liabilities
Debt payable – related party	2,292	2,292
Operating lease liabilities	3	4
Finance lease liabilities	22	23
Deferred revenue and other unearned income	3	3
Total noncurrent liabilities	2,320	2,322
Total liabilities	2,672	2,811
Commitments and Contingencies (Note 12)
(DEFICIT) EQUITY
Preferred unitholders (50,782,904 units issued and outstanding as of both June 30, 2022 and December 31, 2021)	(1,059)	(1,059)
Common unitholders – public (123,832,233 units issued and outstanding as of both June 30, 2022 and December 31, 2021)	3,369	3,354
Common unitholder – SPLC (269,457,304 units issued and outstanding as of both June 30, 2022 and December 31, 2021)	(2,455)	(2,488)
Financing receivables – related parties	(290)	(293)
Accumulated other comprehensive loss	(8)	(8)
Total partners’ deficit	(443)	(494)
Noncontrolling interests	2	1
Total deficit	(441)	(493)
Total liabilities and deficit	$2,231	$2,318
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Transportation, terminaling and storage services – third parties	$33	$39	$65	$80
Transportation, terminaling and storage services – related parties	84	86	163	164
Product revenue – third parties	2	—	2	—
Product revenue – related parties	16	9	27	15
Lease revenue – related parties	14	14	27	28
Total revenue	149	148	284	287
Costs and expenses
Operations and maintenance – third parties	17	11	32	22
Operations and maintenance – related parties	27	34	53	61
Cost of product sold	14	7	23	11
Impairment of fixed assets	—	—	—	3
General and administrative – third parties	2	1	4	3
General and administrative – related parties	12	12	23	22
Depreciation, amortization and accretion	13	12	25	25
Property and other taxes	5	6	10	11
Total costs and expenses	90	83	170	158
Operating income	59	65	114	129
Income from equity method investments	97	105	205	207
Other income	9	10	19	24
Investment and other income	106	115	224	231
Interest income	8	7	16	15
Interest expense	22	21	43	42
Income before income taxes	151	166	311	333
Income tax expense	—	—	—	—
Net income	151	166	311	333
Less: Net income attributable to noncontrolling interests	3	4	5	8
Net income attributable to the Partnership	$148	$162	$306	$325
Preferred unitholder’s interest in net income attributable to the Partnership	12	12	24	24
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$136	$150	$282	$301
Net income per Limited Partner Unit - Basic and Diluted:
Common – basic	$0.35	$0.38	$0.72	$0.76
Common – diluted	$0.33	$0.36	$0.69	$0.73
Distributions per Limited Partner Unit	$0.3000	$0.3000	$0.6000	$0.7600

Weighted average Limited Partner Units outstanding - Basic and Diluted:
Common units – public – basic	123.8	123.8	123.8	123.8
Common units – SPLC – basic	269.5	269.5	269.5	269.5
Common units – public – diluted	123.8	123.8	123.8	123.8
Common units – SPLC – diluted	320.3	320.3	320.3	320.3
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$151	$166	$311	$333
Other comprehensive income (loss), net of tax:
Remeasurements of pension and other postretirement benefits related to equity method investments, net of tax	—	—	—	—
Comprehensive income	$151	$166	$311	$333
Less comprehensive income attributable to:
Noncontrolling interests	3	4	5	8
Comprehensive income attributable to the Partnership	$148	$162	$306	$325

The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021

	(in millions of dollars)
Cash flows from operating activities
Net income	$311	$333
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	25	25
Amortization of contract assets - related parties	7	8
Impairment of fixed assets	—	3
Undistributed equity earnings	(32)	(10)
Changes in operating assets and liabilities
Accounts receivable	9	(5)
Allowance oil	(7)	(9)
Prepaid expenses and other assets	17	16
Accounts payable	3	—
Deferred revenue and other unearned income	8	(5)
Accrued liabilities	—	(5)
Net cash provided by operating activities	341	351
Cash flows from investing activities
Capital expenditures	(7)	(4)
May 2021 Transaction	—	10
Contributions to investment	—	(3)
Return of investment	41	30
Auger Divestiture	—	2
Net cash provided by investing activities	34	35
Cash flows from financing activities
Repayments of credit facilities	(150)	—
Distributions to noncontrolling interests	(5)	(7)
Distributions to unitholders and general partner	(260)	(346)
Other contributions from Parent	1	—
Other contributions from noncontrolling interest	1	—
Prepayment fee on credit facility	—	(2)
Receipt of principal payments on financing receivables	3	2
Repayment of principal on finance leases	(1)	—
Net cash used in financing activities	(411)	(353)
Net (decrease) increase in cash and cash equivalents	(36)	33
Cash and cash equivalents at beginning of the period	361	320
Cash and cash equivalents at end of the period	$325	$353
Supplemental cash flow information
Non-cash investing and financing transactions:
Change in accrued capital expenditures	$1	$1
Other non-cash contributions from Parent	1	—
The accompanying notes are an integral part of the consolidated financial statements.

SHELL MIDSTREAM PARTNERS, L.P.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

	Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2021	$(1,059)	$3,354	$(2,488)	$(293)	$(8)	$1	$(493)
Net income	12	46	100	—	—	2	160
Distributions to unitholders	(12)	(37)	(81)	—	—	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Principal repayments on financing receivables	—	—	—	1	—	—	1
Balance as of March 31, 2022	$(1,059)	$3,363	$(2,469)	$(292)	$(8)	$1	$(464)
Net income	12	43	93	—	—	3	151
Other contributions from Parent	—	—	2	—	—	—	2
Other contributions from noncontrolling interest	—	—	—	—	—	1	1
Distributions to unitholders	(12)	(37)	(81)	—	—	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Principal repayments on financing receivables	—	—	—	2	—	—	2
Balance as of June 30, 2022	$(1,059)	$3,369	$(2,455)	$(290)	$(8)	$2	$(441)

		Partnership
(in millions of dollars)	Preferred Unitholder SPLC	Common Unitholders Public	Common Unitholder SPLC	Financing Receivables	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance as of December 31, 2020	$(1,059)	$3,382	$(2,497)	$(298)	$(9)	$23	$(458)
Net income	12	48	103	—	—	4	167
Distributions to unitholders	(12)	(57)	(104)	—	—	—	(173)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Principal repayments on financing receivables	—	—	—	1	—	—	1
Balance as of March 31, 2021	$(1,059)	$3,373	$(2,498)	$(297)	$(9)	$23	$(467)
Net income	12	47	103	—	—	4	166
Distributions to unitholders	(12)	(57)	(104)	—	—	—	(173)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
May 2021 Transaction	—	—	31	—	—	(22)	9
Principal repayments on financing receivables	—	—	—	1	—	—	1
Balance as of June 30, 2021	$(1,059)	$3,363	$(2,468)	$(296)	$(9)	$2	$(467)
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

As of June 30, 2022, our general partner holds a non-economic general partner interest in the Partnership, and affiliates of SPLC own a 68.5% limited partner interest (269,457,304 common units) and 50,782,904 Series A perpetual convertible preferred units (the “Series A Preferred Units”) in the Partnership. These common units and preferred units, on an as-converted basis, represent a 72% interest in the Partnership. See Note 8 – (Deficit) Equity for additional details.

Take Private Proposal
On February 11, 2022, the Board of Directors of our general partner (the “Board”) received a non-binding, preliminary proposal letter from SPLC to acquire all of the Partnership’s issued and outstanding common units not already owned by SPLC or its affiliates at a value of $12.89 per each issued and outstanding publicly-held common unit (the “Proposal”). The Board appointed the conflicts committee to review, evaluate and negotiate the Proposal. Refer to Note 13 – Subsequent Events – Merger Agreement for additional information.

Description of the Business
We own, operate, develop and acquire pipelines and other midstream and logistics assets. As of June 30, 2022, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. The Partnership’s assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

We generate revenue from the transportation, terminaling and storage of crude oil, refined products, and intermediate and finished products through our pipelines, storage tanks, docks, truck and rail racks, generate income from our equity and other investments, and generate interest income from financing receivables on certain logistics assets. Our operations consist of one reportable segment.

The following table reflects our ownership interests as of June 30, 2022:

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

Basis of Presentation
Our unaudited consolidated financial statements include all subsidiaries required to be consolidated under generally accepted accounting principles in the United States (“GAAP”). Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars. The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. The year-end consolidated balance sheet data was derived from audited financial statements. During interim periods, we follow the accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”), filed with the United States Securities and Exchange Commission (“SEC”), unless otherwise described herein. The unaudited consolidated financial statements for both the three and six months ended June 30, 2022 and June 30, 2021 include all adjustments we believe are necessary for a fair statement of the results of operations for the interim periods presented. These adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2021 Annual Report.

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

Summary of Significant Accounting Policies
The accounting policies are set forth in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of our 2021 Annual Report. There have been no significant changes to these policies during the six months ended June 30, 2022.

2. Acquisitions and Other Transactions

May 2021 Transaction
Effective May 1, 2021, Triton sold to Equilon Enterprises LLC d/b/a Shell Oil Products US (“SOPUS”), as designee of SPLC, substantially all of the assets associated with its clean products truck rack terminal and facility in Anacortes, Washington (the “Anacortes Assets”). In exchange for the Anacortes Assets, SPLC paid Triton $10 million in cash and transferred to the Operating Company, as designee of Triton, SPLC’s 7.5% interest in Zydeco (the “May 2021 Transaction”). Effective May 1, 2021, the Partnership owned a 100.0% ownership interest in Zydeco.
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

Auger Divestiture
In anticipation of the intended divestiture of the 12” segment of the Auger pipeline, we recorded an impairment charge of approximately $3 million during the first quarter of 2021. In the second quarter of 2021, we executed an agreement to divest this segment of the Auger pipeline, effective June 1, 2021 (the “Auger Divestiture”). We received approximately $2 million in cash consideration for this sale. The remainder of the Auger pipeline continues to operate under the ownership of Pecten.

3. Related Party Transactions
Related party transactions include transactions with SPLC and Shell, including those entities in which Shell has an ownership interest but does not have control. See Note 1 – Description of the Business and Basis of Presentation – Take Private Proposal for additional information regarding the Proposal.

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

Partnership Agreement
On April 1, 2020, we executed the Second Amended and Restated Agreement of Limited Partnership of Shell Midstream Partners, L.P. (the “Second Amended and Restated Partnership Agreement”), which amended and restated the Partnership’s First Amended and Restated Agreement of Limited Partnership dated November 3, 2014 in its entirety. Under the Second Amended and Restated Partnership Agreement, we reorganized our capital structure, and our general partner or its assignee agreed to waive a portion of the distributions that would otherwise have been payable on the common units issued to SPLC as part of the transactions completed in April 2020, in an amount of $20 million per quarter for four consecutive fiscal quarters, beginning with the distribution made with respect to the second quarter of 2020 and ending with the distribution made with respect to the first quarter of 2021. For additional information on the transactions completed in April 2020, see Note 3 – Acquisitions and Other Transactions in the Notes to Consolidated Financial Statements of our 2021 Annual Report.

Noncontrolling Interests
The noncontrolling interest for Odyssey consists of GEL Offshore Pipeline LLC’s (“GEL”) 29% retained ownership interest as of both June 30, 2022 and December 31, 2021.

Other Related Party Balances
Other related party balances consist of the following:

	June 30, 2022	December 31, 2021
Accounts receivable	$34	$40
Prepaid expenses	7	23
Other assets	2	2
Contract assets (1)	210	218
Accounts payable (2)	17	17
Deferred revenue	39	31
Accrued liabilities (3)	18	24
Debt payable (4)	2,542	2,692
Finance lease liability	2	2
Financing receivables (1)	290	293
(1) Refer to the section entitled “Sale Leaseback” below for additional details. Financing receivables are presented as a component of (deficit) equity.
(2) Accounts payable reflects amounts owed to SPLC for reimbursement of third-party expenses incurred by SPLC for our benefit.
(3) As of June 30, 2022, Accrued liabilities reflects $15 million of accrued interest and $3 million of other accrued liabilities. As of December 31, 2021, Accrued liabilities reflects $15 million of accrued interest and $9 million of other accrued liabilities. Other accrued liabilities are primarily related to the accrued operations and maintenance expenses on the Norco Assets (as defined below).
(4) Debt payable reflects borrowings outstanding after taking into account unamortized debt issuance costs of $2 million as of both June 30, 2022 and December 31, 2021.

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

Related Party Revenues and Expenses
We provide crude oil transportation, terminaling and storage services to related parties under long-term contracts. We entered into these contracts in the normal course of our business. Our revenue from related parties for the three and six months ended June 30, 2022 and June 30, 2021 is disclosed in Note 9 – Revenue Recognition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allocated operating expenses	$12	$13	$23	$27
Major maintenance costs (1)	2	2	3	3
Insurance expense (2)	5	5	10	10
Other (3)	8	14	17	21
Operations and maintenance – related parties	$27	$34	$53	$61

Allocated general corporate expenses	$7	$7	$13	$12
Management Agreement fee	2	3	5	5
Omnibus Agreement fee	3	2	5	5
General and administrative – related parties	$12	$12	$23	$22
(1) Major maintenance costs are expensed as incurred in connection with the maintenance services of the Norco Assets (as defined below). Refer to section entitled “Sale Leaseback” below for additional details.
(2) Prior to November 1, 2021, the majority of our insurance coverage was provided by a wholly-owned subsidiary of Shell, with the remaining coverage provided by third-party insurers. After November 1, 2021, a third-party insurer provided and continues to provide the first 5% of our insurance coverage with the remaining coverage provided by an affiliate of Shell as a reinsurer.
(3) Other expenses primarily relate to salaries and wages, other payroll expenses and special maintenance.

For a discussion of services performed by Shell on our behalf, see Note 1 – Description of Business and Basis of Presentation – Basis of Presentation – Expense Allocations in the Notes to Consolidated Financial Statements of our 2021 Annual Report.

Pension and Retirement Savings Plans
Employees who directly or indirectly support our operations participate in the pension, postretirement health and life insurance and defined contribution benefit plans sponsored by Shell, which include other Shell subsidiaries. Our share of pension and postretirement health and life insurance costs for the three and six months ended June 30, 2022 were $1 million and $2 million, respectively, and for the three and six months ended June 30, 2021 were $1 million and $3 million, respectively. Our share of defined contribution benefit plan costs for both the three and six months ended June 30, 2022 and June 30, 2021 were less than $1 million and $1 million, respectively. Pension and defined contribution benefit plan expenses are included in either General and administrative – related parties or Operations and maintenance – related parties in the accompanying unaudited consolidated statements of income, depending on the nature of the employee’s role in our operations.

Equity and Other Investments
We have equity and other investments in various entities. In some cases, we may be required to make capital contributions or other payments to these entities. See Note 4 – Equity Method Investments for additional details.

Sale Leaseback
Pursuant to the terminaling services agreements entered into among Triton, SOPUS and Shell Chemical LP (“Shell Chemical”) related to certain logistics assets at the Shell Norco Manufacturing Complex (the “Norco Assets”), the Partnership receives an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. The annual payments are subject to annual Consumer Price Index (“CPI”) adjustments. See Note 9 – Revenue Recognition for additional details.

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

We recognize interest income on the financing receivables on the basis of an imputed interest rate of 11.1% related to SOPUS and 7.4% related to Shell Chemical. The following table shows the interest income and cash principal payments received on the financing receivables for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash payments for interest income	$10	$7	$16	$15
Cash payments on principal of the financing receivables	1	1	2	2

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

Equity method investments comprise the following as of the dates indicated:

	June 30, 2022		December 31, 2021
	Ownership	Investment Amount	Ownership	Investment Amount
Mattox	79.0%	$149	79.0%	$156
Amberjack – Series A / Series B	75.0% / 50.0%	336	75.0% / 50.0%	359
Mars	71.5%	147	71.5%	150
Bengal	50.0%	84	50.0%	85
Permian Basin	50.0%	78	50.0%	80
LOCAP	41.48%	16	41.48%	15
Explorer	38.59%	60	38.59%	68
Poseidon	36.0%	—	36.0%	—
Colonial	16.125%	67	16.125%	32
Proteus	10.0%	13	10.0%	13
Endymion	10.0%	16	10.0%	16
		$966		$974

Impacts to Equity Method Investments
Earnings from our equity method investments were as follows during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mattox	$15	$15	$30	$30
Amberjack	26	26	54	55
Mars	22	25	51	54
Bengal	1	2	3	5
Explorer	16	26	26	33
Colonial	13	7	34	22
Other (1)	4	4	7	8
	$97	$105	$205	$207
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

For the three and six months ended June 30, 2022, distributions received from equity method investments were $119 million and $230 million, respectively. For the three and six months ended June 30, 2021, distributions received from equity method investments were $128 million and $251 million, respectively.

Unamortized differences in the basis of the initial investments and our interest in the separate net assets within the financial statements of the investees are amortized into net income over the remaining useful lives of the underlying assets. The amortization is included in Income from equity method investments. As of June 30, 2022 and December 31, 2021, the unamortized basis differences included in our equity investments were $71 million and $75 million, respectively. For both the three and six months ended June 30, 2022 and June 30, 2021, the net amortization expense was $2 million and $4 million, respectively.

Cumulatively, distributions received from Poseidon have been in excess of our investment balance and, therefore, the equity method of accounting has been suspended for this investment and the investment amount reduced to zero. As we have no commitments to provide further financial support to Poseidon, we have recorded excess distributions in Other income of $9 million and $17 million for the three and six months ended June 30, 2022, respectively, and $10 million and $24 million for the three and six months ended June 30, 2021, respectively. Once our cumulative share of equity earnings becomes greater than the cumulative amount of distributions received, we will resume the equity method of accounting as long as the equity method investment balance remains greater than zero.

Significant Developments
The board of directors of Colonial elected not to declare a dividend for the three months ended June 30, 2022.

On April 27, 2022, the Administrative Law Judge issued a second partial initial decision related to Colonial’s ongoing rate case with the Federal Energy Regulatory Commission (“FERC”) addressing the issues not covered in the first partial initial decision. The Administrative Law Judge did not make a decision on reparations or whether the rates charged by Colonial were just and reasonable. The parties to the case filed briefs on the recommendations in June 2022 and will be filing reply briefs in August 2022. The timing of such ruling is unknown. There is not currently sufficient information to estimate the impact the FERC rate case may have on the Partnership’s financial statements. Depending upon the final outcome of the case, the potential adoption of such decision in whole or in part by the FERC could adversely affect our equity method investment in Colonial, net income and cash available for distribution.

Capital Contributions
We make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures. For the three and six months ended June 30, 2022, we made no capital contributions, and for the three and six months ended June 30, 2021, we made capital contributions of $1 million and $3 million, respectively.

Summarized Financial Information
The following tables present aggregated selected unaudited income statement data for our equity method investments on a 100% basis. However, during periods in which an acquisition occurs, the selected unaudited income statement data reflects activity from the date of the acquisition.

	Three Months Ended June 30, 2022
	Total revenues	Total operating expenses	Operating income (loss)	Net income
Statements of Income
Mattox	$22	$4	$18	$19
Amberjack	66	15	51	50
Mars	59	27	32	32
Bengal	10	11	(1)	2
Explorer	127	71	56	45
Colonial	355	200	155	85
Poseidon	36	10	26	24
Other (1)	52	32	20	19
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2022
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox	$44	$7	$37	$38
Amberjack	137	32	105	104
Mars	120	46	74	74
Bengal	20	15	5	5
Explorer	208	115	93	71
Colonial	738	376	362	217
Poseidon	67	19	48	45
Other (1)	102	62	40	37
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Three Months Ended June 30, 2021
	Total revenues	Total operating expenses	Operating income	Net income
Statements of Income
Mattox	$22	$3	$19	$19
Amberjack	70	19	51	50
Mars	58	22	36	36
Bengal	12	8	4	4
Explorer	139	51	88	67
Colonial	306	209	97	45
Poseidon	34	9	25	24
Other (1)	53	30	23	21
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

	Six Months Ended June 30, 2021
	Total revenues	Total operating expenses	Operating income (loss)	Net income
Statements of Income
Mattox	$44	$6	$38	$38
Amberjack	142	36	106	105
Mars	121	44	77	77
Bengal	25	15	10	10
Explorer	208	93	115	88
Colonial	596	342	254	142
Poseidon	76	19	57	55
Other (1)	109	62	47	44
(1) Included in Other is the activity associated with our investments in Permian Basin, LOCAP, Proteus and Endymion.

5. Property, Plant and Equipment
Property, plant and equipment, net, consists of the following as of the dates indicated:

	Depreciable Life	June 30, 2022	December 31, 2021
Land	—	$12	$12
Building and improvements	10 - 40 years	45	45
Pipeline and equipment (1)	10 - 30 years	1,246	1,240
Other	5 - 25 years	35	35
		1,338	1,332
Accumulated depreciation and amortization (2)		(714)	(690)
		624	642
Construction in progress		10	12
Property, plant and equipment, net		$634	$654
(1) As of June 30, 2022 and December 31, 2021, includes costs of $367 million and $366 million, respectively, related to assets under operating leases (as lessor). As of both June 30, 2022 and December 31, 2021, includes cost of $23 million related to assets under capital lease (as lessee).
(2) As of June 30, 2022 and December 31, 2021, includes accumulated depreciation of $162 million and $155 million, respectively, related to assets under operating leases (as lessor). As of June 30, 2022 and December 31, 2021, includes accumulated amortization of $10 million and $9 million, respectively, related to assets under capital lease (as lessee).

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2022 was $13 million and $25 million, respectively, and for the three and six months ended June 30, 2021 was $12 million and $25 million, respectively, and is included in costs and expenses in the accompanying unaudited consolidated statements of income. Depreciation and amortization expense on property, plant and equipment includes amounts pertaining to assets under both operating leases (as lessor) and capital leases (as lessee).

6. Related Party Debt
Consolidated related party debt obligations comprise the following as of the dates indicated:

	June 30, 2022			December 31, 2021
	Outstanding Balance	Total Capacity	Available Capacity	Outstanding Balance	Total Capacity	Available Capacity
Current
Five Year Revolver due December 2022	$250	$1,000	$750	$400	$1,000	$600
Total current debt payable (1)	$250	$1,000	$750	$400	$1,000	$600

Noncurrent
2021 Ten Year Fixed Facility	$600	$600	$—	$600	$600	$—
Ten Year Fixed Facility	600	600	—	600	600	—
Seven Year Fixed Facility	600	600	—	600	600	—
Five Year Revolver due July 2023	494	760	266	494	760	266
Unamortized debt issuance costs	(2)	n/a	n/a	(2)	n/a	n/a
Total noncurrent debt payable	$2,292	$2,560	$266	$2,292	$2,560	$266

Total debt payable	$2,542	$3,560	$1,016	$2,692	$3,560	$866
(1) As of both June 30, 2022 and December 31, 2021, the unamortized debt issuance costs for the current debt payable is less than $1 million and is therefore not being reflected in this table.

Interest and fee expenses associated with our borrowings, net of capitalized interest, were $21 million and $41 million, respectively, for the three and six months ended June 30, 2022. Interest and fee expenses associated with our borrowings, net of capitalized interest, were $20 million and $41 million, respectively, for the three and six months ended June 30, 2021. We paid $20 million and $40 million for interest, respectively, during the three and six months ended June 30, 2022, and we paid $17 million and $41 million for interest, respectively, during the three and six months ended June 30, 2021.

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

Borrowings under these revolving credit facilities approximate fair value as the interest rates are variable and reflective of market rates, which results in Level 2 instruments. The fair value of our fixed rate credit facilities is estimated based on the published market prices for issuances of similar risk and tenor and is categorized as Level 2 within the fair value hierarchy. As of June 30, 2022, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,544 million and $2,451 million, respectively. As of December 31, 2021, the carrying amount and estimated fair value of total debt (before amortization of issuance costs) was $2,694 million and $2,849 million, respectively.

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

Borrowings and repayments under our credit facilities for the six months ended June 30, 2022 and June 30, 2021 are disclosed in our unaudited consolidated statements of cash flows. See Note 8 – (Deficit) Equity for additional information regarding the source of our repayments, if applicable to the period.

For additional information on our credit facilities, refer to Note 8 – Related Party Debt in the Notes to Consolidated Financial Statements in our 2021 Annual Report.

7. Accumulated Other Comprehensive Income (Loss)
As a result of the transactions contemplated by the acquisition completed in June 2019, we recorded an accumulated other comprehensive loss related to pension and other post-retirement benefits provided by Explorer and Colonial to their employees. We are not a sponsor of these benefits plans. For both the three and six months ended June 30, 2022 and June 30, 2021 , we recorded remeasurements losses of less than $1 million related to the pension and other post-retirement benefits provided by Explorer and Colonial to their employees.

8. (Deficit) Equity

General Partner
As of June 30, 2022, our general partner holds a non-economic general partner interest.

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

As of both June 30, 2022 and December 31, 2021, we had 393,289,537 common units outstanding, of which 123,832,233 were publicly owned. SPLC owned 269,457,304 common units, representing an aggregate 68.5% limited partner interest in us.

Series A Preferred Units
As of both June 30, 2022 and December 31, 2021, we had 50,782,904 preferred units outstanding. On April 1, 2020, we issued 50,782,904 Series A Preferred Units to SPLC at a price of $23.63 per preferred unit. The Series A Preferred Units rank senior to all common units with respect to distribution rights and rights upon liquidation. The Series A Preferred Units have voting rights, distribution rights and certain redemption rights, and are also convertible (at the option of the Partnership and at the option of the holder, in each case under certain circumstances) and are otherwise subject to the terms and conditions as set forth in the Second Amended and Restated Partnership Agreement. We classified the Series A Preferred Units as permanent equity since they are not redeemable for cash or other assets 1) at a fixed or determinable price on a fixed or determinable date; 2) at the option of the holder; or 3) upon the occurrence of an event that is not solely within the control of the issuer.

Conversion
At the option of Series A Preferred Unitholders. As of January 1, 2022, the Series A Preferred Units are convertible by the preferred unitholders, at the preferred unitholders’ option, into common units on a one-for-one basis, adjusted to give effect to any accrued and unpaid distributions on the applicable preferred units.

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

Distributions to our Unitholders
The holders of the Series A Preferred Units are entitled to cumulative quarterly distributions at a rate of $0.2363 per Series A Preferred Unit, payable quarterly in arrears no later than 60 days after the end of the applicable quarter. The Partnership is not entitled to pay any distributions on any junior securities, including any of the common units, prior to paying the quarterly distribution payable to the Series A Preferred Units, including any previously accrued and unpaid distributions. For both the three and six months ended June 30, 2022 and June 30, 2021, the aggregate amounts of cumulative preferred distributions paid were $12 million and $24 million, respectively, and the per unit amounts were $0.2363 and $0.4726, respectively.

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

The following table details the distributions declared and/or paid for the periods presented:

Date Paid or		Public	SPLC	SPLC		Distributions per Limited Partner Unit
to be Paid	Three Months Ended	Common	Preferred	Common	Total

		(in millions, except per unit amounts)
February 12, 2021	December 31, 2020 (1)	$57	$12	$104	$173	$0.4600
May 14, 2021	March 31, 2021 (1)	57	12	104	173	0.4600
August 13, 2021	June 30, 2021	37	12	81	130	0.3000
November 12, 2021	September 30, 2021	37	12	81	130	0.3000
February 11, 2022	December 31, 2021	37	12	81	130	0.3000
May 13, 2022	March 31, 2022	37	12	81	130	0.3000
August 12, 2022	June 30, 2022 (2)	37	12	81	130	0.3000
(1) Includes the impact of waived distributions to SPLC as described above.
(2) See Note 13 – Subsequent Events for additional information.

Distributions to Noncontrolling Interests
As a result of the May 2021 Transaction, SPLC no longer owns an interest in Zydeco. As such, for the three and six months ended June 30, 2022 and the three months ended June 30, 2021, there was no distribution to SPLC for the noncontrolling interest that it previously held in Zydeco. Distributions to SPLC for its noncontrolling interest in Zydeco for the six months ended June 30, 2021 were less than $1 million. For additional information on the May 2021 Transaction, refer to Note 2 – Acquisitions and Other Transactions.
Distributions to GEL for its noncontrolling interest in Odyssey for the three and six months ended June 30, 2022 were $3 million and $5 million, respectively, and for the three and six months ended June 30, 2021 were $3 million and $7 million, respectively.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by service type and customer type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transportation services revenue – third parties	$30	$37	$60	$76
Transportation services revenue – related parties (1)	50	51	94	95
Storage services revenue – third parties	3	2	5	4
Storage services revenue – related parties	1	2	3	4
Terminaling services revenue – related parties (2)	31	31	62	61
Terminaling services revenue – major maintenance service – related parties (3)	2	2	4	4
Product revenue – third parties (4)	2	—	2	—
Product revenue – related parties (4)	16	9	27	15
Total Topic 606 revenue	135	134	257	259
Lease revenue – related parties	14	14	27	28
Total revenue	$149	$148	$284	$287
(1) Transportation services revenue – related parties includes $1 million and $2 million, respectively, of non-lease service component in our transportation services contracts for both the three and six months ended June 30, 2022 and June 30, 2021.
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

Revenues from the lease components of these agreements are recorded within Lease revenue – related parties in the unaudited consolidated statements of income. Some of these agreements were entered into for terms of ten years, with the option for the lessee to extend for two additional five-year terms. One of these contracts was amended to include an option for the lessee to extend for a fourteen-month term prior to the original extension options. However, it is reasonably certain that the original extension options of the two additional five-year terms will not be exercised for this contract. Further, we have agreements with initial terms of ten years with the option for the lessee to extend for up to ten additional one-year terms. As of June 30, 2022, future minimum payments of both the lease and non-lease service components to be received under the ten-year contract term of these operating leases were estimated to be:

	Total	Less than 1 year	Years 2 to 3	Years 4 to 5	More than 5 years
Operating leases	$564	$109	$219	$211	$25

Terminaling services revenue - Norco Assets
Certain of our terminaling service agreements entered into with SOPUS and Shell Chemical relate to the Norco Assets. These terminaling service agreements were entered into for an initial term of fifteen years, with the option to extend for an additional five-year term. The transfer of the Norco Assets, combined with the terminaling services agreements, were accounted for as a failed sale leaseback under the lease standard. The Partnership initially received an annual net payment of $140 million, which is the total annual payment pursuant to the terminaling service agreements of $151 million, less $11 million, which primarily represents the allocated utility costs from SOPUS related to the Norco Assets. The terminaling service agreements contain an inflation escalation clause, pursuant to which the annual payments increase on July 1 of each year commencing on July 1, 2021. The inflation adjustment is based on the rate of change in the annual CPI published by the U.S. Department of Labor’s Bureau of Labor Statistics. On July 1, 2021, the annual payments were escalated by applying a CPI adjustment of 4.86%. After such escalation, the Partnership receives an annual net payment of $147 million, which is the total annual payment of $158 million, less $11 million related to the allocated utility costs from SOPUS.

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

Contract Balances
The following table provides information about receivables and contract liabilities from contracts with customers:

	January 1, 2022	June 30, 2022
Receivables from contracts with customers – third parties	$13	$13
Receivables from contracts with customers – related parties	35	27
Contract assets – related parties	218	210
Deferred revenue – third parties	2	3
Deferred revenue – related parties (1)	31	39
(1) Deferred revenue – related parties is related to deficiency credits from certain minimum volume commitment contracts and certain components of our terminaling service contracts on the Norco Assets.

The contract assets represent the excess of the fair value embedded within the terminaling services agreements transferred by the Partnership to SOPUS and Shell Chemical as part of entering into the terminaling services agreements related to the Norco Assets. The contract assets balance is amortized in a pattern consistent with the recognition of revenue on the service components of the contract. The portion of the contract assets related to operations and maintenance is amortized on a straight-line basis over a fifteen-year period, and the portion related to major maintenance is amortized based on the ratio of actual major maintenance costs incurred to the total projected major maintenance costs over the fifteen-year term. We recorded amortization as a component of Transportation, terminaling and storage services – related parties of $3 million and $7 million, respectively, for the three and six months ended June 30, 2022, and $4 million and $8 million, respectively for the three and six months ended June 30, 2021. We had $210 million and $218 million contract assets recognized from the costs to obtain or fulfill a contract as of June 30, 2022 and December 31, 2021, respectively.

The estimated future amortization related to the contract assets for the next five years is as follows:

	Remainder of 2022	2023	2024	2025	2026	2027
Amortization	$8	$17	$18	$19	$17	$16

Significant changes in the deferred revenue balances with customers during the period are as follows:

	December 31, 2021	Additions (1)	Reductions (2)	June 30, 2022
Deferred revenue – third parties	$2	$3	$(2)	$3
Deferred revenue – related parties	31	12	(4)	39
(1) Deferred revenue additions resulted from $9 million deficiency payments from minimum volume commitment contracts and $6 million of deferred revenue related to the major maintenance service components of our terminaling service contracts on the Norco Assets.
(2) Deferred revenue reductions resulted from revenue earned through the actual or estimated use and expiration of deficiency credits.

Remaining Performance Obligations
The following table includes revenue expected to be recognized in the future related to performance obligations exceeding one year of their initial terms that are unsatisfied or partially unsatisfied as of June 30, 2022:

	Total	Remainder of 2022	2023	2024	2025	2026 and beyond
Revenue expected to be recognized on multi-year committed shipper transportation contracts	$378	$32	$63	$57	$50	$176
Revenue expected to be recognized on other multi-year transportation service contracts (1)	27	2	6	6	5	8
Revenue expected to be recognized on multi-year storage service contracts	26	4	10	12	—	—
Revenue expected to be recognized on multi-year terminaling service contracts (1)	257	24	47	47	48	91
Revenue expected to be recognized on multi-year operation and major maintenance terminaling service contracts(2)	1,431	55	119	125	127	1,005
	$2,119	$117	$245	$247	$230	$1,280
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

10. Net Income Per Limited Partner Unit
Net income per unit applicable to common limited partner units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership for the period by the weighted average number of common units outstanding for the period. Since the Series A Preferred Units are not considered a participating security, our only class of participating securities is the common units. For the three and six months ended June 30, 2022 and June 30, 2021, our Series A Preferred Units were dilutive to net income per limited partner unit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Limited Partners’ Common Units
	(in millions of dollars, except per unit data)
Net income attributable to the Partnership’s common unitholders (basic)	$136	$150	$282	$301
Dilutive effect of preferred units	12	12	24	24
Net income attributable to the Partnership’s common unitholders (diluted)	$148	$162	$306	$325

Weighted average units outstanding - Basic	393.3	393.3	393.3	393.3
Dilutive effect of preferred units	50.8	50.8	50.8	50.8
Weighted average units outstanding - Diluted	444.1	444.1	444.1	444.1

Net income per limited partner unit:
Basic	$0.35	$0.38	$0.72	$0.76
Diluted	$0.33	$0.36	$0.69	$0.73

11. Income Taxes
We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax expense results from partnership activity in the state of Texas, as conducted by Zydeco, Sand Dollar and Triton. Income tax expense for both the three and six months ended June 30, 2022 and June 30, 2021 was not material.

With the exception of the operations of Colonial, Explorer and LOCAP, which are treated as corporations for federal income tax purposes, the operations of the Partnership are not subject to federal income tax.

12. Commitments and Contingencies

Environmental Matters
We are subject to federal, state and local environmental laws and regulations. We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us and potential third-party liability claims. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are probable and reasonably estimable. As of both June 30, 2022 and December 31, 2021, these costs and any related liabilities are not material.

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

Other Commitments
Odyssey entered into a tie-in agreement effective January 2012 with a third party, which allowed producers to install the tie-in connection facilities and tie-in to the system. The tie-in agreement will terminate in the third quarter of 2022, as the third party elected not to participate in the project on the Odyssey system to re-route two pipelines around the MP289C platform.

Zydeco entered into a joint tariff agreement that became effective September 1, 2016. The tariff is reviewed annually and the rate updated based on the FERC indexing adjustment to rates effective July 1 of each year. Effective July 1, 2021, there was an approximate 1% decrease to this rate based on the FERC’s indexing adjustment. The initial term of the agreement is ten years with automatic one-year renewal terms with the option to cancel prior to each renewal period.

We hold cancellable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Obligations under these easements are not material to the results of our operations.

13. Subsequent Events
We have evaluated events that occurred after June 30, 2022 through the issuance of these unaudited consolidated financial statements. Any material subsequent events that occurred during this time have been properly recognized or disclosed in the unaudited consolidated financial statements and accompanying notes.

Distribution
On July 20, 2022, the Board declared cash distributions of $0.3000 per limited partner common unit and $0.2363 per limited partner preferred unit for the three months ended June 30, 2022. These distributions will be paid on August 12, 2022 to unitholders of record as of August 2, 2022.

Merger Agreement
On February 11, 2022, the Board received the Proposal from SPLC, the sole member of the general partner. The Board appointed the conflicts committee, consisting solely of independent directors, to review, evaluate and negotiate the Proposal and to determine whether to approve, and to recommend that the Board approve, any proposed transaction negotiated by the parties on behalf of the Partnership and the public unitholders. Refer to Note 1 – Description of the Business and Basis of Presentation – Take Private Proposal for additional information on the Proposal.

On July 25, 2022, Shell USA, Inc., a Delaware corporation (“SUSA”), Shell Midstream LP Holdings LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of SUSA (“Holdings”), Semisonic Enterprises LLC, a Delaware limited liability company and indirect wholly-owned subsidiary of SUSA (“Merger Sub”), the Partnership and the general partner entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership (the “Merger”), with the Partnership surviving and continuing to exist as a Delaware limited partnership, among other transactions contemplated by the Merger Agreement (such transactions, including the Merger, the “Transaction”). The conflicts committee, after evaluating the Transaction in consultation with its independent legal and financial advisors, unanimously approved, and recommended that the Board approve, the Transaction. Following receipt of the recommendation of the conflicts committee, the Board reviewed the terms of the Transaction, including the Merger Agreement, and unanimously approved the Transaction.

At the effective time of the Merger (the “Effective Time”), each common unit issued and outstanding (other than common units owned immediately prior to the Effective Time by SUSA and its affiliates, including Holdings) will be converted into the right to receive $15.85 per common unit in cash, without any interest thereon (“Merger Consideration”). In connection with the Merger, (i) the general partner’s non-economic general partner interest in the Partnership and (ii) the common units owned by SUSA and its affiliates, including Holdings, and the Series A Preferred Units shall not be cancelled, shall not be converted into or entitle the holder thereof to receive the Merger Consideration and shall remain outstanding following the Merger as a non-economic general partner interest in the Partnership, as common units and as Series A Preferred Units, respectively. After the Effective Time, the general partner intends to delist the common units from the New York Stock Exchange and, as promptly as possible, deregister them under the Exchange Act.

Concurrently with the execution of the Merger Agreement, Holdings delivered its written consent covering all of the common units and Series A Preferred Units beneficially owned by it approving the Merger Agreement and the Transaction (the “Written Consent”). The Written Consent was sufficient to approve the Merger Agreement and the Transaction, under the terms of the Second Amended and Restated Partnership Agreement, without the need for written consents from any other holders of common units.

The Transaction is expected to close by the fourth quarter of 2022. The Transaction is subject to a number of contingencies, including customary approvals and the satisfaction of conditions to the consummation of the Transaction as set forth in the Merger Agreement. There can be no assurance that the Transaction will be consummated on the terms described above or at all.

The foregoing summary of the Merger Agreement and the Transaction does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed on July 25, 2022.

We will file with the SEC an information statement that will provide additional important information concerning the proposed Transaction. Since the proposed Transaction is a “going private” transaction under SEC rule 13e-3, we will also file with the SEC a transaction statement on Schedule 13E-3. After the information statement is cleared by the SEC, we will mail a definitive information statement to our common unitholders.

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

Partnership Overview
We own, operate, develop and acquire pipelines and other midstream assets and logistics assets. As of June 30, 2022, our assets include interests in entities that own (a) crude oil and refined products pipelines and terminals that serve as key infrastructure to transport onshore and offshore crude oil production to Gulf Coast and Midwest refining markets and deliver refined products from those markets to major demand centers and (b) storage tanks and financing receivables that are secured by pipelines, storage tanks, docks, truck and rail racks and other infrastructure used to stage and transport intermediate and finished products. Our assets also include interests in entities that own natural gas and refinery gas pipelines that transport offshore natural gas to market hubs and deliver refinery gas from refineries and plants to chemical sites along the Gulf Coast.

For a description of our assets, please see Part I, Items 1 and 2. – Business and Properties in our 2021 Annual Report.

2022 developments include:

•Take Private Proposal. On February 11, 2022, the Board of Directors of our general partner (the “Board”) received a non-binding, preliminary proposal letter from SPLC to acquire all of the Partnership’s issued and outstanding common units not already owned by SPLC or its affiliates at a value of $12.89 per each issued and outstanding publicly-held common unit (the “Proposal”). The Board appointed the conflicts committee to review, evaluate and negotiate the Proposal. Refer to Note 13 – Subsequent Events – Merger Agreement in the Notes to the Unaudited Consolidated Financial Statements in this report for additional information.

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

Notable and certain anticipated 2022 impacts to net income and cash available for distribution (“CAFD”) include:

•Planned Turnarounds. Certain offshore connected producers will have planned turnarounds during 2022. We anticipate an impact of approximately $15 million to net income and CAFD from planned turnaround activity in 2022, of which approximately $14 million has been incurred in the six months ended June 30, 2022.

•Colonial Rate Case. Colonial is currently involved in a rate case with the Federal Energy Regulatory Commission (“FERC”). On April 27, 2022, the Administrative Law Judge issued a second partial initial decision addressing the issues not covered in the first partial initial decision. Colonial is reviewing the potential financial impacts that could result if the decision is adopted by the FERC in its forthcoming ruling. Depending upon the final outcome of the case, the potential adoption of such decision in whole or in part by the FERC could adversely affect our equity method investment in Colonial, net income and CAFD. Due in part to the anticipated impacts of the rate case on Colonial’s business, the board of directors of Colonial elected not to declare a dividend for the three months ended June 30, 2022.

Throughout the first half of 2022, we have seen a significant increase in oil prices, most notably due to the ongoing Russian invasion of Ukraine and the associated impacts on the global markets. The responses of oil and gas producers to this situation, including as a result of government sanctions, is evolving and remains uncertain. As we navigate the current turbulent global environment, we anticipate continuing to moderate inorganic growth in our asset base and focusing on the sustainable operation of our core assets, cash preservation and the organic growth of our business throughout the remainder of 2022.

Executive Overview
Net income was $311 million and net income attributable to the Partnership was $306 million during the six months ended June 30, 2022. We generated cash from operations of $341 million. As of June 30, 2022, we had cash and cash equivalents of $325 million, total debt of $2,542 million and unused capacity under our credit facilities of $1,016 million.

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

Over the past two years, our business, as well as the market and economy as a whole, have dealt with unprecedented volatility and uncertainty. Even with these challenges, our assets have largely continued to deliver solid results that have allowed us to execute our business strategies. However, we continue to anticipate certain headwinds that may jeopardize our ability to generate sufficient cash to meet our quarterly obligations, including the pending FERC rate case at Colonial and ongoing uncertainty in the macro-environment. Further, the transactions contemplated by the Proposal, if consummated, will alter our capital structure. Refer to Note 13 – Subsequent Events – Merger Agreement in the Notes to the Unaudited Consolidated Financial Statements in this report for additional information.

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

The commitments under our transportation, terminaling and storage services agreements with shippers and the volumes we handle in our pipelines and storage tanks are primarily affected by the supply of, and demand for, crude oil, refinery gas, natural gas and refined products in the markets served directly or indirectly by our assets. This supply and demand is impacted by the market prices for these products in the markets we serve. The ongoing Russian invasion of Ukraine and the associated impacts on the global markets have caused, and may continue to cause, disruptions in the U.S. economy and financial and energy markets. Responses of oil and gas producers to the changes in demand for, and price of, oil and natural gas are constantly evolving and unpredictable.

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

Changes in Crude Oil Sourcing and Refined Product Demand Dynamics
To effectively manage our business, we monitor our market areas for both short-term and long-term shifts in crude oil and refined products supply and demand. Changes in crude oil supply such as new discoveries of reserves, declining production in older fields, operational impacts at producer fields and the introduction of new sources of crude oil supply affect the demand for our services from both producers and consumers. In addition, general economic, regulatory, broad market and worldwide health considerations can also affect sourcing and demand dynamics for our services. This includes, but is not limited to, the impacts resulting from the ongoing Russian invasion of Ukraine, as well as the lingering effects of the COVID-19 pandemic.

One of the strategic advantages of our crude oil pipeline systems is their ability to transport attractively priced crude oil from multiple supply markets to key refining centers along the Gulf Coast. Our crude oil shippers periodically change the relative mix of crude oil grades delivered to the refineries and markets served by our pipelines. They also occasionally choose to store crude longer term when the forward price is higher than the current price (a “contango market”). While these changes in the sourcing patterns of crude oil transported or stored are reflected in changes in the relative volumes of crude oil by type handled by our pipelines, our total crude oil transportation revenue is primarily affected by changes in overall crude oil supply and demand dynamics, such as the impacts resulting from the ongoing Russian invasion of Ukraine, as well as U.S. exports.

Similarly, our refined products pipelines have the ability to serve multiple major demand centers. Our refined products shippers periodically change the relative mix of refined products shipped on our refined products pipelines, as well as the destination points, based on changes in pricing and demand dynamics. While these changes in shipping patterns are reflected in relative types of refined products handled by our various pipelines, our total product transportation revenue is primarily affected by changes in overall refined products supply and demand dynamics, including the impacts resulting from the ongoing Russian invasion of Ukraine. Demand can also be greatly affected by refinery performance in the end market, as refined products pipeline demand will increase to fill the supply gap created by refinery issues.

We can also be constrained by asset integrity considerations in the volumes we ship. We may elect to reduce cycling on our systems to reduce asset integrity risk, which in turn would likely result in lower revenues.

As these supply and demand dynamics shift, we anticipate that we will continue to actively pursue projects that link new sources of supply to producers and consumers and to create new services or capacity arrangements that meet customer requirements. We expect to continue extending our corridor pipelines to provide developing growth regions in the Gulf of Mexico with access via our existing corridors to onshore refining centers and market hubs. For example, the Mars system is expanding to address growing production volumes in the Gulf of Mexico regions served by Mars. It is expected that the project will be fully operational in 2022. Incremental growth volumes began arriving into the Mars system in the first quarter of 2022, and we expect additional growth volumes to arrive into the system in the latter part of 2022, and continuing into 2023. We believe this strategy will allow our offshore business to grow profitably throughout demand cycles.

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

Changes in Commodity Prices and Customers’ Volumes
Crude oil prices have fluctuated significantly over the past few years, often with drastic moves in relatively short periods of time. While we saw an increase in both the demand for and price of crude oil throughout 2021, and a significant increase in price in the first half of 2022, it is not without continued uncertainty. Current global geopolitical and economic instability, particularly as it relates to the ongoing Russian invasion of Ukraine, continues to contribute to future uncertainty, and potential volatility, in financial and commodity markets. One example of such global economic forces impacting crude oil prices was the stalemate among Organization of Petroleum Exporting Countries (“OPEC”) members and co-operating non-OPEC resource holders (the “OPEC+ alliance”), which ultimately ended in mid-2021 and was resolved when the OPEC+ alliance agreed to phase out the COVID-19 production cuts from August 2021 to December 2022. We expect that the OPEC+ alliance decision will cause the crude oil market to remain relatively tight in the near and medium-term, as this increased production will likely align with the higher global demand. The ongoing Russian invasion of Ukraine and resulting sanctions imposed on Russia by the European Union, the United States and other countries have further tightened the crude oil market and elevated commodity prices. Although such sanctions do not directly impact our business or our customers, the effects of these measures may indirectly affect our business by affecting the price of crude oil, natural gas, refinery gas and refined products. Additionally, in order to address high oil prices, in March 2022 President Biden announced a plan to release 1 million barrels of oil a day for a period of 6 months from the U.S. Strategic Petroleum Reserve. The release from the U.S. Strategic Petroleum Reserve was available in the market beginning in May 2022. While the scope of impact on commodity prices is somewhat unclear, the continued release could have a downward effect.
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

Other Changes in Customers’ Volumes
Onshore crude transportation volumes were lower in the three months ended June 30, 2022 (the “Current Quarter”) and the six months ended June 30, 2022 (the “Current Period”) versus the three months ended June 30, 2021 (the “Comparable Quarter”) and the six months ended June 30, 2021 (the “Comparable Period”) primarily due to the expiration of a shipper contract in the Current Quarter. The decrease was partially offset by increased shipper activity on the remaining contracts and an increase in deliveries into Houma from certain offshore systems.

Offshore crude transportation volumes were lower in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period primarily due to planned turnaround activities on various systems in the central and eastern corridors of the Gulf Coast, and lower deliveries from certain connected producers.

Onshore terminaling and storage volumes decreased in the Current Quarter and Current Period versus the Comparable Quarter and Comparable Period due to scheduled maintenance at the Lockport facility, as well as connecting carrier availability.

Major Maintenance Projects
A project is being completed on the Odyssey system to re-route two pipelines around the MP289C platform. We expect that the re-route work will be complete by mid-2023. The project is being funded by cash calls to the owners of Odyssey for their proportionate share. As such, we will fund 71% of the project.

For expected capital expenditures in 2022, refer to Capital Resources and Liquidity – Capital Expenditures and Investments.

Major Expansion Projects
The Mars system is expanding to address growing production volumes in the Gulf of Mexico regions served by Mars. SPLC has elected to fund the installation of the equipment necessary to enable greater throughput volumes on the system, but the revenue associated with increased throughput volumes will benefit Mars. Two major milestones were reached in 2021 with the placement of the pump module on the platform and the execution of definitive agreements with producers. It is expected that the project will be fully operational in 2022. Incremental growth volumes began arriving into the Mars system in the first quarter of 2022 with the startup of PowerNap, a tie-back to the Shell-operated Olympus production hub. We expect additional growth volumes to arrive into the system in the latter part of 2022, and continuing into 2023.

Over the course of the next few years, we are considering expanding the Auger corridor in order to position the system to capture potential growth volumes in that region of the Gulf of Mexico.

We also intend to expand our Lockport facility to accommodate expected additional volumes coming into the Midwest region. This expansion is pending the completion of certain commercial agreements.

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

We are also subject to various cybersecurity requirements, including recent changes as a result of the May 2021 cyberattack impacting Colonial. We have a 16.125% ownership interest in Colonial, which owns and operates a pipeline that runs throughout the southern and eastern United States (the “Colonial pipeline”). On May 7, 2021, the computerized equipment managing the Colonial pipeline was the target of a cyberattack, and while Colonial proactively took certain systems offline to contain the threat, it paid a ransom in the form of cryptocurrency to regain control of the equipment. For additional information about cybersecurity risks and the cybersecurity programs and protocols we have in place to protect against those risks, see Part I, Items 1 and 2. Business and Properties – Information Technology and Cyber-security and Item 1A. Risk Factors – IT/Cyber-security/Data Privacy/Terrorism Risks in our 2021 Annual Report.

In May 2021, the Transportation Security Administration (“TSA”) issued a security directive, which was its initial regulatory response to the Colonial pipeline ransomware attack. The first security directive requires pipeline owners and operators to report confirmed and potential cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (“CISA”) within 12 hours of discovery, designate a cybersecurity coordinator to be available 24 hours a day, seven days a week, review current practices and identify any gaps and related remediation measures to address cyber-related risks and report the results to the TSA and CISA within 30 days.

In July 2021, the TSA issued a second security directive imposing additional obligations on owners and operators of TSA-designated critical pipelines. In addition to the requirements under the first directive, the second directive requires pipeline owners and operators to develop and implement specific mitigation measures to protect against ransomware attacks and other known threats to information technology and operational technology systems, develop and implement a cybersecurity contingency and recovery plan, as well as to conduct cybersecurity assessments.

On May 29, 2022, having received feedback from us and other industry participants, the TSA issued a revised version of the first security directive, revising the reporting period for cybersecurity incidents to CISA within 24 hours of discovery. On July 21, 2022, the TSA updated its second directive to focus less on prescriptive security measures and other technical requirements, and instead focusing on a performance-based model to provide more flexibility as technology advances. The revised security directive retains the requirements that pipeline owners and operators take various mitigation measures to protect against cybersecurity attacks and other known threats, develop the plans and conduct the assessments described above; however, companies are permitted more flexibility in achieving the cybersecurity goals as set forth by the TSA directives.

The Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) was signed into law on March 15, 2022. CIRCIA will require all owners and operators of critical infrastructure to report cyber incidents to CISA within 72 hours and ransomware payments within 24 hours. These new requirements will become effective once CISA promulgates rules pursuant to the Act. CISA is required to issue a notice of proposed rulemaking by March 2024 and issue a final rule within 18 months of issuing the proposed rule.

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

Rate complaints are currently pending at the FERC in Docket Nos. OR18-7-002, et al. challenging Colonial’s tariff rates, its market power and its practices and charges related to transmix and product volume loss. A partial initial decision from the Administrative Law Judge was issued on December 1, 2021 finding that Colonial lacks the ability to exercise market power in the 90-county Gulf Coast geographic origin market, but no longer lacks the ability to exercise market power in the 16-county Tuscaloosa-Moundville geographic origin market. The partial initial decision also found that Colonial’s method of net recoveries of product loss is unjust and unreasonable and that Colonial should adopt a fixed allowance oil deduction for shortages in deliveries and determine the amount of reparations, if any, owed to shippers. This document is a recommendation to the FERC based on the facts surrounding the case, the law and FERC precedent. The FERC may decide to adopt the recommendations made or make different determinations. If the FERC adopts the partial initial decision in whole, in addition to the changes in product loss charges described above, which may adversely affect Colonial, Colonial’s rates in respect of the 16-county Tuscaloosa-Moundville geographic origin market will no longer be market-based and could be reduced. Subsequently, on April 27, 2022, the Administrative Law Judge issued a second partial initial decision addressing the issues not covered in the first partial initial decision. The parties to the case filed briefs on the recommendations in June 2022 and will be filing reply briefs in August 2022. Colonial continues to review the decision in preparation for filing reply briefs and to evaluate the potential financial impacts that could result if the decision is adopted by the FERC in its forthcoming ruling. The timing of such ruling is unknown.

In 2020, the FERC commenced the five-year review of the oil pipeline rate index formula in Docket No. RM20-14-000. The FERC issued an initial order on December 17, 2020 adopting a new formula of PPI-FG plus 0.78% for the next five-year period commencing on July 1, 2021. On January 20, 2022, the FERC issued an order on rehearing revising the formula set in the December 17, 2020 order to PPI-FG minus 0.21%. The lower indexing adjustment resulted from the FERC adjusting the data set used to assess pipeline cost changes; taking into account the elimination of the income tax allowance and previously accrued accumulated deferred income tax balances for MLP-owned pipelines; and using updated cost data for 2014. The rehearing order required pipelines to recalculate their rate ceiling levels using the PPI-FG minus 0.21% formula for the period July 1, 2021 to June 30, 2022. For any rate that exceeded the recalculated ceiling level, the pipeline was required to file a rate reduction with the FERC to be effective March 1, 2022. Judicial appeals of the FERC’s order on rehearing have been filed with the U.S. Court of Appeals for the Fifth Circuit and in the U.S. Court of Appeals for the District of Columbia Circuit. The Fifth Circuit issued an order on May 11, 2022 that approved the transfer of this petition to the D.C. Circuit Court, although certain parties have sought review of that order by the Fifth Circuit en banc. Once the matters regarding venue are resolved, the case is expected to proceed. We do not expect these rate recalculations to have a material effect on our financial position, operating results or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$149	$148	$284	$287
Costs and expenses
Operations and maintenance	44	45	85	83
Cost of product sold	14	7	23	11
Impairment of fixed assets	—	—	—	3
General and administrative	14	13	27	25
Depreciation, amortization and accretion	13	12	25	25
Property and other taxes	5	6	10	11
Total costs and expenses	90	83	170	158
Operating income	59	65	114	129
Income from equity method investments	97	105	205	207
Other income	9	10	19	24
Investment and other income	106	115	224	231
Interest income	8	7	16	15
Interest expense	22	21	43	42
Income before income taxes	151	166	311	333
Income tax expense	—	—	—	—
Net income	151	166	311	333
Less: Net income attributable to noncontrolling interests	3	4	5	8
Net income attributable to the Partnership	148	162	306	325
Preferred unitholder’s interest in net income attributable to the Partnership	12	12	24	24
Limited Partners’ interest in net income attributable to the Partnership’s common unitholders	$136	$150	$282	$301
Adjusted EBITDA attributable to the Partnership (1)	$191	$207	$373	$408
Cash available for distribution attributable to the Partnership’s common unitholders (1)	$164	$186	$321	$359
(1) For a reconciliation of Adjusted EBITDA and CAFD attributable to the Partnership to their most comparable GAAP measures, please read “—Reconciliation of Non-GAAP Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
Pipeline throughput (thousands of barrels per day) (1)	2022	2021	2022	2021
Zydeco – Mainlines	622	673	579	657
Zydeco – Other segments	66	42	54	30
Zydeco total system	688	715	633	687
Amberjack total system	317	335	328	333
Mars total system	432	484	460	491
Bengal total system	315	341	310	346
Poseidon total system	262	263	251	300
Auger total system	41	55	40	75
Delta total system	206	234	215	238
Na Kika total system	48	60	60	55
Odyssey total system	99	125	98	132
Colonial total system	2,411	2,205	2,416	2,101
Explorer total system	618	727	541	586
Mattox total system (2)	114	103	117	104
LOCAP total system	881	801	804	811
Other systems	447	440	450	479

Terminals (3) (4)
Lockport terminaling throughput and storage volumes	205	253	217	252

Revenue per barrel ($ per barrel)
Zydeco total system (5)	$0.59	$0.59	$0.64	$0.54
Amberjack total system (5)	2.19	2.30	2.28	2.37
Mars total system (5)	1.57	1.29	1.41	1.31
Bengal total system (5)	0.34	0.40	0.35	0.41
Auger total system (5)	1.80	1.77	1.81	1.72
Delta total system (5)	0.80	0.64	0.73	0.65
Na Kika total system (5)	1.10	0.93	0.90	0.99
Odyssey total system (5)	1.06	1.03	1.02	1.00
Lockport total system (6)	0.25	0.20	0.23	0.21
Mattox total system (7)	1.52	1.52	1.52	1.52
(1) Pipeline throughput is defined as the volume of delivered barrels. For additional information regarding our pipeline and terminal systems, refer to Part I, Items 1 and 2. – Business and Properties – Our Assets and Operations in our 2021 Annual Report.
(2) The actual delivered barrels for Mattox are disclosed in the above table for the comparative periods. However, Mattox is billed by monthly minimum quantity per dedication and transportation agreements. Based on the contracted volume determined in the agreements, the thousands of barrels per day (for revenue calculation purposes) for Mattox are 170 barrels per day for both the three and six months ended June 30, 2022, and 154 barrels per day for both the three and six months ended June 30, 2021.
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

Please read “—Adjusted EBITDA and Cash Available for Distribution” for more information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Income
Net income	$151	$166	$311	$333
Add:
Impairment of fixed assets	—	—	—	3
Depreciation, amortization and accretion	16	17	32	33
Interest income	(8)	(7)	(16)	(15)
Interest expense	22	21	43	42
Cash distributions received from equity method investments	119	128	230	251
Less:
Equity method distributions included in other income	9	10	17	24
Income from equity method investments	97	105	205	207
Adjusted EBITDA (1)	194	210	378	416
Less:
Adjusted EBITDA attributable to noncontrolling interests	3	3	5	8
Adjusted EBITDA attributable to the Partnership	191	207	373	408
Less:
Series A Preferred Units distribution	12	12	24	24
Net interest paid by the Partnership (2)	22	21	43	42
Maintenance capex attributable to the Partnership	5	3	7	5
Add:
Principal and interest payments received on financing receivables	11	8	18	17
Net adjustments from volume deficiency payments attributable to the Partnership	—	(5)	3	(7)
2021 Transactions (3)	—	12	—	12
Reimbursement from Parent included in partner’s capital (4)	1	—	1	—
Cash available for distribution attributable to the Partnership’s common unitholders	$164	$186	$321	$359
(1) Excludes principal and interest payments received on financing receivables.
(2) Amount represents both paid and accrued interest attributable to the period.
(3) Amount in 2021 includes the one-time $10 million payment received as part of the May 2021 Transaction, as well as the cash received as part of the Auger Divestiture. Refer to Note 2 — Acquisitions and Other Transactions in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Amount in 2022 relates to reimbursement for final close out activities associated with the directional drill project on Zydeco that was finalized and operational in 2019.

	Six Months Ended June 30,
	2022	2021
Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$341	$351
Add:
Interest income	(16)	(15)
Interest expense	43	42
Return of investment	41	30
Less:
Change in deferred revenue and other unearned income	8	(5)
Change in other assets and liabilities	23	(3)
Adjusted EBITDA (1)	378	416
Less:
Adjusted EBITDA attributable to noncontrolling interests	5	8
Adjusted EBITDA attributable to the Partnership	373	408
Less:
Series A Preferred Units distribution	24	24
Net interest paid by the Partnership (2)	43	42
Maintenance capex attributable to the Partnership	7	5
Add:
Principal and interest payments received on financing receivables	18	17
Net adjustments from volume deficiency payments attributable to the Partnership	3	(7)
2021 Transactions (3)	—	12
Reimbursement from Parent included in partner’s capital (4)	1	—
Cash available for distribution attributable to the Partnership’s common unitholders	$321	$359
(1) Excludes principal and interest payments received on financing receivables.
(2) Amount represents both paid and accrued interest attributable to the period.
(3) Amount in 2021 includes the one-time $10 million payment received as part of the May 2021 Transaction, as well as the cash received as part of the Auger Divestiture. Refer to Note 2 — Acquisitions and Other Transactions in the Notes to the Unaudited Consolidated Financial Statements for additional information.
(4) Amount in 2022 relates to reimbursement for final close out activities associated with the directional drill project on Zydeco that was finalized and operational in 2019.

Current Quarter compared to Comparable Quarter

Revenues
Total revenue increased by $1 million in the Current Quarter as compared to the Comparable Quarter comprised of an increase of $9 million attributable to product revenue, partially offset by a decrease in transportation services revenue of $8 million. Terminaling service revenue and lease revenue are consistent in the Current Quarter versus the Comparable Quarter.
Product revenue increased by $9 million related to higher sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Quarter as compared to the Comparable Quarter.

Transportation services revenue decreased primarily due to the expiration of a shipper contract on the Zydeco system in the Current Quarter, coupled with lower average tariff rates for the mix of barrels shipped in the Current Quarter versus the Comparable Quarter. Additionally, there was lower throughput on Odyssey in the Current Quarter, primarily as a result of lower deliveries from producers. Lastly, there was lower transportation services revenue on Pecten primarily as a result of lower throughput largely due to planned maintenance activities from producers in the Current Quarter. These decreases were partially offset by an increase in deliveries into Houma from certain offshore systems, as well as an overall increase in allowance oil prices in the Current Quarter.
Terminaling services revenue increased as a result of a contractual inflation adjustment in the latter part of 2021 related to the service components of the terminaling services agreements for the Norco Assets. However, this increase was offset by lower revenue related to the major maintenance service component on the Norco Assets due to lower capital expenditure in the Current Quarter.
Costs and Expenses
Total costs and expenses increased $7 million in the Current Quarter as compared to the Comparable Quarter primarily due to an increase of $7 million of cost of product sold, $1 million of general and administrative expenses and $1 million of depreciation expense. These increases were partially offset by decreases of $1 million of operations and maintenance expenses and $1 million of property and other taxes.

Cost of product sold increased primarily as a result of higher sales of allowance oil in the Current Quarter as compared to the Comparable Quarter.

General and administrative expenses increased in the Current Quarter versus the Comparable Quarter primarily due to an increase in professional services and associated fees.

Operations and maintenance expenses decreased in the Current Quarter versus the Comparable Quarter primarily due to larger physical gains on allowance oil in the Current Quarter, as well as lower non-routine maintenance expenses on the Norco Assets. This decrease was almost entirely offset by higher project spend across various assets.

Property tax expense decreased as a result of changes in property tax appraisal estimates.

Investment and Other Income
Investment and other income decreased $9 million in the Current Quarter as compared to the Comparable Quarter. Income from equity method investments decreased $8 million in the Current Quarter primarily as a result of lower equity earnings from Explorer, partially offset by higher equity earnings from Colonial. Other income decreased by $1 million primarily related to lower distributions from Poseidon in the Current Quarter.

Interest Income and Expense
Interest income and interest expense both increased $1 million in the Current Quarter as compared to the Comparable Quarter mainly due to higher interest rates in the Current Quarter versus the Comparable Quarter.

Current Period compared to Comparable Period

Revenues
Total revenue decreased by $3 million in the Current Period as compared to the Comparable Period comprised of decreases of $17 million attributable to transportation services revenue and $1 million attributable to lease revenue. These decreases were partially offset by increases of $14 million in product revenue and $1 million in terminaling services revenue in the Current Period versus the Comparable Period.
Transportation services revenue decreased for Pecten primarily due to planned maintenance activities on certain systems in the Current Period. Transportation services revenue also decreased as a result of the expiration of a shipper contract on the Zydeco system in the Current Period, coupled with lower average tariff rates for the mix of barrels shipped in the Current Period versus the Comparable Period, as well as lower overall spot shipments in the Current Period. These decreases were partially offset by an overall increase in allowance oil prices in the Current Period.

Lease revenue decreased as a result of the sale of the Anacortes Assets in the Comparable Period.
Product revenue increased by $14 million related to higher sales of allowance oil for certain of our onshore and offshore crude pipelines in the Current Period as compared to the Comparable Period.
Terminaling services revenue increased as a result of a contractual inflation adjustment in the latter part of 2021 related to the service components of the terminaling services agreements for the Norco Assets.

Costs and Expenses
Total costs and expenses increased $12 million in the Current Period as compared to the Comparable Period primarily due to an increase of $12 million of cost of product sold, $2 million of operations and maintenance expenses and $2 million of general and administrative expenses. These increases were partially offset by decreases of $3 million as a result of no impairment of fixed assets in Current Period and a decrease of $1 million of property and other taxes.

Cost of product sold increased due to higher sales of allowance oil in the Current Period as compared to the Comparable Period.

Operations and maintenance expenses increased in the Current Period as compared to the Comparable Period mainly as a result of higher project spend and maintenance activities in the Current Period. This increase was partially offset by larger physical gains on allowance oil in the Current Period.

General and administrative expense increased primarily due to an increase in professional services and associated fees.

Property tax expense decreased as a result of changes in property tax appraisal estimates.

Investment and Other Income
Investment and other income decreased $7 million in the Current Period as compared to the Comparable Period. Other income decreased by $5 million related to $7 million of lower distributions from Poseidon in the Current Period, partially offset by the receipt of $2 million of insurance proceeds in the Current Period related to hurricane impacts in the third quarter of 2021. Income from equity method investments decreased by $2 million primarily as a result of lower equity earnings from Explorer, partially offset by higher equity earnings from Colonial.

Interest Income and Expense
Interest income and interest expense both increased $1 million in the Current Period as compared to the Comparable Period mainly due to higher interest rates in the Current Period versus the Comparable Period.

Capital Resources and Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities and our ability to access the capital markets. We believe this access to credit along with cash generated from operations will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. Our liquidity as of June 30, 2022 was $1,341 million, consisting of $325 million cash and cash equivalents and $1,016 million of available capacity under our credit facilities.

Credit Facility Agreements
As of June 30, 2022, we have entered into the following credit facilities:

	Total Capacity	Current Interest Rate	Maturity Date
2021 Ten Year Fixed Facility	$600	2.96%	March 16, 2031
Ten Year Fixed Facility	600	4.18%	June 4, 2029
Seven Year Fixed Facility	600	4.06%	July 31, 2025
Five Year Revolver due July 2023 (1)	760	2.17%	July 31, 2023
Five Year Revolver due December 2022 (1)	1,000	2.18%	December 1, 2022
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

Our weighted average interest rate for the six months ended June 30, 2022 and June 30, 2021 was 3.2% and 3.0%, respectively. The weighted average interest rate includes drawn and undrawn interest fees, but does not consider the amortization of debt issuance costs or capitalized interest. A 1/8 percentage point (12.5 basis points) increase in the interest rate on the total variable rate debt of $744 million as of June 30, 2022 would increase our consolidated annual interest expense by approximately $1 million.

We will need to rely on the willingness and ability of our related party lender to secure additional debt, our ability to use cash from operations and/or obtain new debt from other sources to repay/refinance such loans when they come due and/or to secure additional debt as needed.

As of both June 30, 2022 and December 31, 2021, we were in compliance with the covenants contained in our credit facilities.

For definitions and additional information on our credit facilities, refer to Note 6 – Related Party Debt in the Notes to the Unaudited Consolidated Financial Statements in this report and Note 8 – Related Party Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8 in our 2021 Annual Report.

Cash Flows from Our Operations
Operating Activities. We generated $341 million in cash flow from operating activities in the Current Period compared to $351 million in the Comparable Period. The decrease in cash flows was primarily driven by lower undistributed equity earnings from our equity method investments in the Current Period. This decrease was partially offset by the timing of receipt of receivables and deferred revenue, and payment of accruals.

Investing Activities. Our cash flow provided by investing activities was $34 million in the Current Period compared to $35 million in the Comparable Period. The decrease in cash flow provided by investing activities was primarily due to higher capital expenditures in the Current Period compared to Comparable Period, and no cash received from any transactions in the Current Period compared to proceeds received from the May 2021 Transaction and the Auger Divestiture in the Comparable Period. This is offset by a higher return of investment and lower contribution to investment in the Current Period compared to the Comparable Period.

Financing Activities. Our cash flow used in financing activities was $411 million in the Current Period compared to $353 million in the Comparable Period. The increase in cash flow used in financing activities was primarily due to partial repayment of outstanding debt in the Current Period. This increase was partially offset by lower distributions to unitholders and non-controlling interests in the Current Period, as well as the receipt of other contributions from both our Parent and a noncontrolling interest in the Current Period and a prepayment fee paid in the Comparable Period.

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

We incurred capital expenditures and investments of $8 million for both the Current Period and the Comparable Period.

A summary of our capital expenditures and investments is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expansion capital expenditures	$—	$—	$—	$—
Maintenance capital expenditures	5	3	7	4
Total capital expenditures paid	5	3	7	4
(Decrease) increase in accrued capital expenditures	1	—	1	1
Total capital expenditures incurred	6	3	8	5
Contributions to investment	—	1	—	3
Total capital expenditures and investments	$6	$4	$8	$8

We expect total capital expenditures and investments to be approximately $43 million for 2022, a summary of which is shown in the table below:

	Actual	Expected
	Six Months Ended June 30, 2022	Six Months Ending December 31, 2022	Total Expected 2022 Capital Expenditures
Expansion capital expenditures
Pecten	$—	$2	$2
Total expansion capital expenditures incurred	—	2	2
Maintenance capital expenditures
Zydeco	$1	$2	$3
Pecten	—	2	2
Triton	1	3	4
Odyssey	6	23	29
Total maintenance capital expenditures incurred	8	30	38
Contributions to investment	—	3	3
Total capital expenditures and investments	$8	$35	$43

Expansion and Maintenance Expenditures
Pecten had no expansion capital expenditures for both the three and six months ended June 30, 2022, and we expect Pecten’s expansion capital expenditures to be approximately $2 million for the remainder of 2022. These expected expenditures relate to the potential expansion of the Auger corridor.
Zydeco’s maintenance capital expenditures for the three and six months ended June 30, 2022 were less than $1 million and $1 million, respectively, primarily for the Houma motor control center upgrade. We expect Zydeco’s maintenance capital expenditures to be approximately $2 million for the remainder of 2022, of which approximately $1 million is related to the Houma tank maintenance projects and $1 million is related to various other maintenance projects.
Pecten’s maintenance capital expenditures for both the three and six months ended June 30, 2022 were less than $1 million, and we expect Pecten’s maintenance capital expenditures to be approximately $2 million for the remainder of 2022. These expected expenditures relate to maintenance on the Lockport terminal and the Auger and Delta systems.

Triton’s maintenance capital expenditures for both the three and six months ended June 30, 2022 was $1 million. We expect Triton’s maintenance capital expenditures to be approximately $3 million for the remainder of 2022, of which approximately $1 million is related to the Des Plaines truck, tank and control center upgrades. The remaining maintenance capital expenditure is related to various other routine maintenance projects.

Odyssey’s maintenance capital expenditures for the three and six months ended June 30, 2022 were $5 million and $6 million, respectively, related to a project to re-route two pipelines around the MP289C platform. We expect Odyssey’s maintenance capital expenditures to be approximately $23 million for the remainder of 2022 related to this pipeline re-route project.

We do not expect any maintenance capital expenditures for Sand Dollar in 2022.

We anticipate that capital expenditures for the remainder of the year will be funded primarily with cash from operations.

Capital Contributions
In accordance with the Member Interest Purchase Agreement dated October 16, 2017, pursuant to which we acquired a 50% interest in Permian Basin, we will make capital contributions for our pro rata interest in Permian Basin to fund capital and other expenditures, as approved by a supermajority (75%) vote of the members. We did not make any capital contribution in the three and six months ended June 30, 2022, and expect to make approximately $3 million in capital contributions during the remainder of 2022.

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

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are set forth in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates in our 2021 Annual Report. As of June 30, 2022, there have been no significant changes to our critical accounting policies and estimates since our 2021 Annual Report was filed.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•Whether the proposed Transaction to acquire all of our issued and outstanding common units not already owned by SPLC or its affiliates will be consummated in 2022 or at all.
•The proposed Transaction includes risks that it may not be consummated or the benefits contemplated therefrom may not be realized, including the ability to obtain the requisite regulatory approval and the satisfaction of the other conditions to the consummation of the proposed Transaction, and the potential impact of the announcement or consummation of the proposed Transaction on relationships, including with employees, suppliers, customers, competitors and credit rating agencies.
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

•The factors generally described in Part I, Item 1A. Risk Factors in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. The information about market risks for the six months ended June 30, 2022 does not differ materially from that disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report, except as noted below.

Commodity Price Risk
With the exception of buy/sell arrangements on some of our offshore pipelines and our allowance oil retained, we do not take ownership of the crude oil or refined products that we transport and store for our customers, and we do not engage in the trading of any commodities. We therefore have limited direct exposure to risks associated with fluctuating commodity prices.

Our long-term transportation agreements and tariffs for crude oil shipments include pipeline loss allowance (“PLA”). The PLA provides additional revenue for us at a stated factor per barrel. If product losses on our pipelines are within the allowed levels, we retain the benefit; otherwise, we are required to compensate our customers for any product losses that exceed the allowed levels. We take title to any excess product that we transport when product losses are within the allowed level, and we sell that product several times per year at prevailing market prices. This allowance oil revenue, which accounted for approximately 7% and 6%, respectively, of our total revenue for the six months ended June 30, 2022 and June 30, 2021, is subject to more volatility than transportation revenue, as it is directly dependent on our measurement capability and commodity prices. As a result, the income we realize under our loss allowance provisions will increase or decrease as a result of changes in the mix of product transported, measurement accuracy and underlying commodity prices. We do not intend to enter into any hedging agreements to mitigate our exposure to decreases in commodity prices through our loss allowances.

Interest Rate Risk
We are exposed to the risk of changes in interest rates, primarily as a result of variable rate borrowings under our revolving credit facilities. To the extent that interest rates increase, interest expense for these revolving credit facilities will also increase. As of June 30, 2022 and December 31, 2021, the Partnership had $744 million and $894 million, respectively, in outstanding variable rate borrowings under these revolving credit facilities. A hypothetical change of 12.5 basis points in the interest rate of our variable rate debt would impact the Partnership’s annual interest expense by approximately $1 million for both the six months ended June 30, 2022 and June 30, 2021. We do not currently intend to enter into any interest rate hedging agreements, but will continue to monitor our interest rate exposure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risk factors relating to us are discussed in Part I, Item 1A. Risk Factors in our 2021 Annual Report. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report.

The Transaction may not be consummated, which may cause the market price of our common units to decline.
The Merger Agreement contains conditions, some of which are beyond the parties’ control, such as the absence of injunctions or rulings prohibiting consummation of the Transaction, that, if not satisfied or waived, may prevent, delay or otherwise result in the Transaction not occurring, even though Holdings delivered its written consent approving the Transaction. We cannot predict with certainty whether and when any of the conditions to the completion of the Transaction will be satisfied. If the Transaction does not occur, the market price of our common units may decline.

If the Transaction with SUSA does not close, we will not benefit from the expenses we have incurred in the pursuit of the Transaction.

The Transaction with SUSA may not be completed. If the Transaction is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur merger-related expenses consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Transaction is not completed. In addition, we may be liable to SUSA for fees or expenses up to $5 million under the terms and conditions of the Merger Agreement.

We may be subject to lawsuits relating to the Transaction, which could materially adversely affect our operations and financial condition or prevent or delay completion of the Transaction.
The directors and officers of our general partner may be subject to lawsuits relating to the Merger. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our operations and financial condition. In addition, the attention of our management may be diverted to the Transaction and related lawsuits rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

If any lawsuit is filed challenging the Transaction and is successful in obtaining an injunction preventing the parties to the Merger Agreement from consummating the Transaction, such injunction may prevent the Transaction from being completed in the expected timeframe, or at all.

Failure to complete, or significant delays in completing, the Transaction with SUSA could negatively affect the trading price of our common units and our future business and financial results.

The Transaction with SUSA is a taxable transaction and the resulting tax liability of our common unitholders, if any, will depend on each such common unitholder’s particular situation.
The receipt of cash as merger consideration in exchange for our publicly traded common units in the Transaction will be treated as a taxable sale by such common unitholders for U.S. federal income tax purposes. The amount of ordinary income and capital gain or loss recognized by each common unitholder in the Transaction will vary depending on each common unitholder’s particular situation, including the amount of cash received by the common unitholder as consideration in the Transaction, the adjusted tax basis of the common units exchanged by the common unitholder in the Transaction, the amount of depreciation and amortization deductions previously allocated to the common unitholder and the amount of any suspended passive losses that may be available to the common unitholder in respect of its common units to offset a portion of any gain recognized by the common unitholder.

While the Merger Agreement with SUSA is in effect, we may be limited in our ability to pursue other attractive business opportunities.

SUSA is interested only in acquiring our publicly traded common units and is not interested in selling the common units or general partner interest in us that it owns. Therefore, even if a proposal or offer to acquire our assets or equity interests were to materialize, SUSA, which indirectly owns approximately 68.5 percent of our common units, and has a majority position on the board of directors of our general partner, would likely decide not to vote or tender its common units or general partner interest in favor of any such transaction and recommend against approval of such transactions by our common unitholders. We have also agreed to refrain from taking certain actions with respect to our business and financial affairs pending completion of the Transaction or termination of the Merger Agreement. These restrictions could be in effect for an extended period of time if completion of the Transaction is delayed.

In addition to the economic costs associated with pursuing a merger, our management continues to devote substantial time and other resources to the proposed Transaction and related matters, which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, standalone projects and other transactions. If we are unable to pursue such other attractive business opportunities, our growth prospects and the long-term strategic position of our business could be adversely affected.

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

In the second quarter, a fee of $66 for the legalization of a Power of Attorney for General Representative of the Branch in the Islamic Republic of Iran of Shell Development Iran B.V. was paid by the Shell Group through CIBT (an intermediary company) to the Embassy of the Islamic Republic of Iran in The Hague.

The Shell Group maintains accounts with Karafarin Bank where its cash deposits (balance of $5,471,211 at June 30, 2022) generated non-taxable interest income of $67,493 in the second quarter of 2022. As the accounts with Karafarin Bank will be maintained by the Shell Group for the foreseeable future, we expect that the receipt of non-taxable interest income and the payment of bank charges by the Shell Group to continue in the future.

Item 6. Exhibits
The following documents are included as exhibits to this Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith	Furnished Herewith
		Form	Exhibit	Filing Date	SEC File No.
2.1	Agreement and Plan of Merger, dated July 25, 2022, by and among Shell USA Inc., Semisonic Enterprises LLC, Shell Midstream LP Holdings LLC, Shell Midstream Partners GP LLC and Shell Midstream Partners, L.P.	8-K	2.1	7/25/2022	001-36710
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350						X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2022	SHELL MIDSTREAM PARTNERS, L.P.
	By:	SHELL MIDSTREAM PARTNERS GP LLC

	By:	/s/ Shawn J. Carsten
Shawn J. Carsten
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)